Form 10-Q
period 1999-06-30
CYBERSOURCE CORP
filed 1999-08-13
CIK 934280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 1999.

    or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ___________ to ___________.

    Commission File Number:  000-26477



                           CYBERSOURCE  CORPORATION
            (Exact name of Registrant as specified in its charter)



                                                        77-0472961
               Delaware                           ---------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                    550 S. WINCHESTER BOULEVARD, SUITE 301
                          SAN JOSE, CALIFORNIA 95128
                          --------------------------
              (Address of Principal Executive Offices) (Zip Code)


      Registrant's Telephone Number, Including Area Code: (408) 556-9100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [  ]   No [X]



As of July 31, 1999 there were 21,978,570 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 23 pages with the Index to Exhibits located on page 22.

                            CYBERSOURCE CORPORATION
                                   INDEX TO
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1999


                                                                                                          Page
                                                                                                         ------
                        PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited):

             Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31,
               1998........................................................................                 3

             Condensed Consolidated Statements of Operations for the Three and Six
               Months Ended  June 30, 1999 and 1998........................................                 4

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 1999 and 1998......................................................                 5

             Notes to Condensed Consolidated Financial Statements........................                   6

Item 2.      Management's Discussion and Analysis of Financial Condition And Results of
               Operations..................................................................                 8


Item 3.      Quantitative and Qualitative Disclosures About Market Risk..................                  20

                                      PART II.   OTHER INFORMATION

Item 1.      Legal Proceedings                                                                             21

Item 2.      Changes in Securities.......................................................                  21

Item 4.      Submission of Matters to a Vote of Security Holders.........................                  21

Item 6.      Exhibits and Reports on Form 8-K............................................                  22

Signature    ............................................................................                  23

                                              PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                  CYBERSOURCE CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)
                                                                                          June 30,              December 31,
                                                                                            1999                  1998 (1)
                                                                                       ---------------         --------------
                                                                                         (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                                 $ 42,990                $ 11,111
 Accounts receivable, net of allowances of $216 and $229 at June 30, 1999                     1,194                     863
  and December 31, 1998, respectively
 Prepaid expenses and other current assets                                                      844                     411
                                                                                           --------                --------

  Total current assets                                                                       45,028                  12,385

Property and equipment, net                                                                   4,037                   2,300
Other noncurrent assets                                                                         237                     290
                                                                                           --------                --------

  Total assets                                                                             $ 49,302                $ 14,975
                                                                                           ========                ========


LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                                          $  2,267                $    531
 Other accrued liabilities                                                                    3,203                     969
 Deferred revenues                                                                              307                     120
 Current obligations under capital leases                                                       613                     211
 Convertible note payable to an officer and stockholder                                           -                   3,000
                                                                                           --------                --------

   Total current liabilities                                                                  6,390                   4,831


Noncurrent obligations under capital leases                                                     701                     256

Redeemable convertible preferred stock                                                            -                  18,911

Stockholders' equity (net capital deficiency):
 Common stock                                                                                    21                       5
 Additional paid-in capital                                                                  64,278                   1,199
 Deferred compensation                                                                         (955)                   (142)
 Accumulated deficit                                                                        (21,133)                (10,085)
                                                                                           --------                --------

  Total stockholders' equity (net capital deficiency)                                        42,211                  (9,023)
                                                                                           --------                --------

  Total liabilities and stockholders' equity (net capital deficiency)                      $ 49,302                $ 14,975
                                                                                           ========                ========
-----------------------

(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                         Three Months                   Six Months
                                                                         Ended June 30,               Ended June  30,
                                                                    -----------------------       ----------------------
                                                                       1999          1998            1999        1998
                                                                    -----------   ----------      ----------  ----------
Revenues                                                               $ 2,536     $   699        $  4,249     $ 1,338
Cost of revenues                                                         2,236         655           3,741       1,302
                                                                       -------     -------        --------     -------
Gross profit                                                               300          44             508          36

Operating expenses:
  Product development                                                    1,652         808           2,974       1,479
  Sales and marketing                                                    4,207         849           6,286       1,671
  General and administrative                                             1,105         413           2,043         743
  Deferred compensation amortization                                       156           -             223           -
                                                                       -------     -------        --------     -------
Total operating expenses                                                 7,120       2,070          11,526       3,893
                                                                       -------     -------        --------     -------

Loss from operations                                                    (6,820)     (2,026)        (11,018)     (3,857)
Interest income (expense), net                                             (38)         11             (30)         18
                                                                       -------     -------        --------     -------
Net loss and comprehensive loss                                        $(6,858)    $(2,015)       $(11,048)    $(3,839)
                                                                       =======     =======        ========     =======

Basic and diluted net loss per share                                   $ (1.15)    $ (0.44)       $  (1.93)    $ (0.85)
                                                                       =======     =======        ========     =======

Shares used in computing basic and diluted net loss per                  5,954       4,546           5,715       4,540
 share                                                                 =======     =======        ========     =======

Proforma basic and diluted net loss per share                          $ (0.42)    $ (0.18)       $  (0.69)    $ (0.36)
                                                                       =======     =======        ========     =======

Shares used in computing proforma basic and diluted net loss
 per share                                                              16,213      10,994          16,089      10,767
                                                                       =======     =======        ========     =======

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)


                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                             --------------------------------------
                                                                                                    1999                   1998
                                                                                             ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITES:

Net loss and comprehensive loss                                                                   $(11,048)               $(3,839)

Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock issued to consultants for services                                                      81                      -
   Depreciation                                                                                        770                    324
   Amortization of deferred compensation                                                               223                      -

Changes in operating assets and liabilities:
      Accounts receivable                                                                             (331)                  (443)
      Prepaid expenses and other current assets                                                       (433)                   (69)
      Other noncurrent assets                                                                           53                      -
      Accounts payable                                                                               1,736                    430
      Other accrued liabilities                                                                      2,234                    290
      Deferred revenues                                                                                187                    (17)
                                                                                                  --------                -------
Net cash used in operating activities                                                               (6,528)                (3,324)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment                                                                 (1,462)                  (483)
                                                                                                    ------                   ----
Net cash used in investing activities                                                               (1,462)                  (483)

CASH FLOWS FROM FINANCING ACTIVITES:

Principal payments on capital lease obligations                                                       (198)                    (21)
Proceeds from issuance of common stock in initial public offering, net of offering expenses         39,990                       -
Proceeds from exercise of stock options                                                                 77                       -
Proceeds from issuance of redeemable convertible preferred stock, net                                    -                   1,980
                                                                                                   -------                 -------
Net cash provided by financing activities                                                           39,869                   1,959
                                                                                                   -------                 -------
Increase (decrease) in cash and cash equivalents                                                    31,879                  (1,848)
Cash and cash equivalents at beginning of period                                                    11,111                   2,000
                                                                                                   -------                 -------
Cash and cash equivalents at end of period                                                         $42,990                 $   152
                                                                                                   =======                 =======

SUPPLEMENTAL SCHEDULE OF NONCASH  INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired under capital leases                                               $ 1,045                       -
Deferred compensation related to stock option grants                                               $ 1,036                       -
Conversion of note payable to an officer and stockholder into redeemable preferred stock           $ 3,000                       -
Conversion of redeemable convertible preferred stock into common stock                             $21,911                       -

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiary ("CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated June 23, 1999 comprising part of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-77545.

   The Company completed an initial public offering of its common stock on June 28, 1999 (the "IPO"). A total of 4,000,000 shares of common stock was sold by the Company to the public at a price of $11.00 per share. The net proceeds to the Company were approximately $40.0 million after deducting the underwriters discount and offering expenses. Subsequent to June 30, 1999, an additional 600,000 shares of common stock were sold by the Company to the public at a price of $11.00 per share from the exercise of the underwriter's overallotment option generating additional net proceeds to the Company of approximately $6.1 million.

2. NET LOSS PER SHARE

   Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Pro forma net loss per share has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in the net loss per share that converted upon completion of the IPO.

   If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of basic and diluted earnings per share and pro forma basic and diluted earnings per share as well as additional common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method) for the three and six months ended June 30, 1998 and 1999 and additional common equivalent shares related to the convertible note payable (using the if-converted method).

3. LEGAL MATTER

   A former Vice President of Product Management filed a lawsuit against the Company in the Superior Court of California in Santa Clara County on April 8, 1999 seeking monetary and equitable relief. The plaintiff alleges several causes of action, including wrongful termination, defamation, fraud, and unfair business practices arising out of her three month employment with the Company. While there can be no assurances as to the outcome of this litigation, the Company believes the lawsuit is without merit, and intends to vigorously defend against the claims asserted.

                            CYBERSOURCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4. SEGMENT INFORMATION

   The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" in the fiscal year ended December 31, 1998, which establishes standards for reporting information regarding operating segments.

   To date, the Company has viewed its operations as principally two segments, e-commerce transaction services (ECTS) and digital product rights management
   (DPR) for software and other digital products and manages the business based on the revenues of these segments.

   The following table presents revenues by the Company's two business units for the three and six months ended June 30, 1999 and 1998. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues are as follows (in thousands):

                                                                 Three Months Ended                    Six Months Ended
                                                                      June 30,                              June 30,
                                                                ---------------------                 ---------------------
                                                                  1999         1998                     1999        1998
                                                                ---------  ----------                 ---------  ----------
ETCS...................................................         $2,369         $  505                 $3,881         $  900
DPR....................................................            167            194                    368            438
                                                                ------         ------                 ------         ------
Total..................................................         $2,536         $  699                 $4,249         $1,338

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for research and development, selling, general and administrative operations; the amount of and specific uses of anticipated capital expenditures; expectations regarding liquidity, adequacy of cash resources; and adequacy of current facilities. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-77545.

The Company completed an initial public offering of its common stock on June 28, 1999 (the "IPO"). A total of 4,000,000 shares of common stock was sold by the Company to the public at a price of $11.00 per share. The net proceeds to the Company were approximately $40.0 million after deducting the underwriters discount and offering expenses. Subsequent to June 30, 1999, an additional 600,000 shares of common stock were sold by the Company to the public at a price of $11.00 per share from the exercise of the underwriter's overallotment option generating additional net proceeds to the Company of approximately $6.1 million.


OVERVIEW

We commenced operations in March 1996 as a division of Beyond.com. From our inception to March 1997, our operating activities related primarily to planning and developing proprietary e-commerce transaction systems, recruiting personnel, raising capital and purchasing operating assets. On December 31, 1997, Beyond.com transferred assets and liabilities related to its e-commerce transaction processing services division to CyberSource. We have incurred significant losses since our inception and through June 30, 1999 had incurred cumulative losses of approximately $26.6 million. We expect to continue to incur substantial operating losses for the foreseeable future.

We derive substantially all of our revenues from e-commerce monthly transaction processing fees, and, to a lesser extent, support services and digital product rights management fees. Transaction revenues and digital product rights management fees are recognized in the period in which the transactions occur. Our e-commerce transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Support service fees are recognized as the related services are provided and costs are incurred. As our revenues grow, we expect e-commerce transaction processing revenues to become an increasingly larger percentage of our total revenues.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance. Moreover, we do not believe that our historical growth rates are indicative of future results. Even if our revenues and number of transactions did continue to expand at a steady pace in absolute numbers, our growth rate would decrease.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      Revenues. Revenues increased from $0.7 million for the three months ended June 30, 1998 to $2.5 million for the three months ended June 30, 1999, an increase of approximately $1.8 million or 262.8%. This increase is due to the addition of merchants as well as transaction volume increases from existing merchants resulting from the increased market acceptance of e-commerce. Our transactions increased from approximately 1.2 million processed during the three months ended June 30, 1998 to approximately 8.0 million processed during the three months ended June 30, 1999.

      Cost of Revenues. Cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations, professional services and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues increased from $0.7 million or 93.7% of revenues for the three months ended June 30, 1998 to $2.2 million or 88.2% of revenues for the three months ended June 30, 1999. The increase is due to higher personnel related costs resulting from an increase in personnel and an increase in depreciation expense on capital equipment. In addition, international cost of revenues increased due to costs associated with a third party payment processing gateway in the U.K. due to increased international transaction volumes.

      Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased from $0.8 million for the three months ended June 30, 1998 to $1.7 million for the three months ended June 30, 1999. The increase is due to higher personnel related costs resulting from an increase in personnel and increased allocated facilities and infrastructure related costs. We expect product development expenses to increase in absolute dollars as we hire additional personnel and develop new services.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased from $0.8 million for the three months ended June 30, 1998 to $4.2 million for the three months ended June 30, 1999. The increase is primarily due to increased advertising expenses resulting from marketing and promotional programs and, to a lesser extent, additional personnel related costs resulting from an increase in personnel. We expect our sales and marketing expenses to increase in absolute dollars as we continue to hire personnel to support our increasing sales volume.

      General and Administrative.   General and administrative expenses consist
primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased from $0.4 million for the three months ended June 30, 1998 to $1.1 million for the three months ended June 30, 1999. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. We expect general and administrative expenses to increase in absolute dollars to support the expected growth in our business.

      Deferred Compensation Amortization. During the three months ended June 30, 1999, we recorded an additional $0.4 million of unearned compensation in connection with the grant of stock options with exercise prices less than the deemed fair market value on the respective date of grant. Deferred compensation amortization related to 1998 and 1999 stock option grants will be approximately $0.5 million, $0.4 million and $0.2 million in 1999, 2000 and 2001, respectively. Amortization expense related to deferred compensation was $0.2 million for the three months ended June 30, 1999.

      Interest Income (Expense), Net. Interest income consists of interest earnings on cash and cash equivalents and increased from $15,000 for the three months ended June 30, 1998 to $0.1 million for the three months ended June 30, 1999. The increase is primarily due to an increase in cash and cash equivalents as a result of equity financings in late 1998. Interest expense increased from $4,000 for the three months ended June 30, 1998 to $0.1 million in the three months ended June 30, 1999. The increase represents interest on capital leases and a $3.0 million unsecured convertible note issued in August 1998 which was converted into Series E preferred stock in June 1999 and subsequently converted into common stock upon the completion of the initial public offering.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

      Revenues. Revenues increased from $1.3 million for the six months ended June 30, 1998 to $4.2 million for the six months ended June 30, 1999, an increase of approximately $2.9 million or 217.6%. The increase is a result of the addition of merchants and increased transaction volumes from existing merchants resulting from the increased acceptance of e-commerce. Our transactions increased from approximately 2.1 million processed during the six months ended June 30, 1998 to approximately 13.8 million processed during the six months ended June 30, 1999.

      Cost of Revenues. Cost of revenues increased from $1.3 million or 97.3% of revenues for the six months ended June 30, 1998 to $3.7 million or 88.0% of revenues for the six months ended June 30, 1999. The increase for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 in dollars is due to an increase in operations, professional services and merchant support personnel and related costs and an increase in depreciation expense on capital equipment. In addition, international cost of revenues increased due to costs associated with a third party payment processing gateway in the U.K. due to increased international transaction volumes.

      Product Development. Product development expenses increased from $1.5 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999. The addition of product development personnel as well as increased allocated facilities and infrastructure related costs accounted for the increase.

      Sales and Marketing. Sales and marketing expenses increased from $1.7 million for the six months ended June 30, 1998 to $6.3 million for the six months ended June 30, 1999. The increase is primarily due to increased advertising expenses resulting from marketing and promotional programs, and to a lesser extent, additional personnel related costs resulting from an increase in sales and marketing personnel.

      General and Administrative. General and administrative expenses increased from $0.7 million for the six months ended June 30, 1998 to $2.0 million for the six months ended June 30, 1999. The increase is primarily due to higher personnel related costs resulting from the hiring of additional personnel. We expect general and administrative expenses to increase in absolute dollars to support the expected growth in our business.

      Deferred Compensation. During the six months ended June 30, 1999, we recorded an additional $1.0 million of unearned compensation in connection with the grant of stock options with exercise prices less than the deemed fair market value on the respective date of grant. Amortization expense related to deferred compensation was $0.2 million for the six months ended June 30, 1999.

      Interest Income (Expense), Net. Interest income increased from $26,000 for the six months ended June 30, 1998 to $0.2 million for the six months ended June 30, 1999. Interest expense of $0.2 million for the six months ended June 30, 1999 represents interest on capital leases and a $3.0 million unsecured convertible note issued in August 1998 which was converted into Series E preferred stock in June 1999 and subsequently converted into common stock upon the completion of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents increased by $31.9 million from approximately $11.1 million at December 31, 1998 to $43.0 million at June 30, 1999. This increase resulted from the receipt of net proceeds of $40.0 million in June 1999 from our initial public offering. This was offset by net losses incurred during the six months ended June 30, 1999 as well as capital expenditures.

     Net cash used in our operating activities was approximately $6.5 million for the six months ended June 30, 1999 as compared to $3.3 million for the six months ended June 30, 1998. The increase in cash used in operating activities is primarily a result of the increase in our net losses and increases in current assets, offset partially by increases in depreciation and amortization of deferred compensation and accounts payable and other accrued liabilities. The increase in accounts payable and other accrued liabilities is primarily due to an increase in advertising expenses resulting from marketing and promotional programs as well as accrued offering expenses relating to our initial public offering.

     Net cash used in investing activities was approximately $1.5 million during the six months ended June 30, 1999 as compared to $0.5 million for the six months ended June 30, 1998 and was comprised primarily of purchases of furniture and equipment for new employees, and leasehold improvements related to office expansion. Our planned capital expenditures for the remainder of 1999 are approximately $4 million, primarily for capital equipment used in our network infrastructure.

     Net cash provided by financing activities increased from $2.0 million for the six months ended June 30, 1998 to $39.9 million for the six months ended June 30, 1999. This increase resulted from the receipt of proceeds in June 1999 from our initial public offering in which we issued 4,000,000 shares of common stock to the public at a price of $11.00 per share.

     We believe that our current cash balance will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to expand our research and development, sales and marketing and general and administrative activities. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. To the extent that our current cash balance is insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

YEAR 2000 READINESS DISCLOSURE

State of Readiness. We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming Year 2000 and beyond, some level of modification or replacement of applications will be necessary. We believe that our internal Year 2000 issues are limited to information technology, or IT, systems such as software programs and computer operating systems, and we are working closely with the suppliers of these systems to ensure that all systems are Year 2000 compliant. Employing a team made up of internal personnel, we have completed our identification of IT systems that are not yet Year 2000 compliant and have commenced modification or replacement of non-compliant systems as necessary. We anticipate that modification or replacement and testing of these systems will be completed by September 1999.

We rely on two Internet service providers for our Internet access. Both companies have represented in their public filings with the Securities and Exchange Commission that their systems are fully Year 2000 compliant or that they have processes in place to achieve full compliance before the Year 2000. We are relying on these Internet service providers to accomplish these tasks, but have obtained no contractual commitments from them regarding Year 2000 issues.

We are highly dependent on a few personal computer manufacturing companies for our supply of desktop hardware and peripherals. To the extent that Year 2000 issues affect these suppliers' ability to deliver on schedule, we have reviewed our primary suppliers' plans for the Year 2000 compliance to the extent that Year 2000 issues affect these suppliers' ability to deliver on schedule. Based on our review, we believe that they have made the necessary modifications to or replacement of their affected systems. We have no contractual commitment from our suppliers regarding Year 2000 issues.

In addition, we have not assessed the Year 2000 readiness of our merchants. Merchants who are not Year 2000 compliant may be unable to utilize our services resulting in a reduction in our revenues. Furthermore, the Internet as a whole, and business conducted on the Internet, may be adversely affected by Year 2000 issues. We have no means of assessing such risk.

Costs of Addressing Year 2000 Issues. Given the information known at this time about our noncompliant systems, coupled with ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, we do not expect Year 2000 compliance costs to have any material adverse impact on our business. We estimate that total costs for the Year 2000 compliance assessment and remediation will not exceed $100,000. The costs of this assessment and remediation will be paid out of general and administrative expenses.

Risks of Year 2000 Issues. In light of our assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, we believe that any residual Year 2000 risk, other than Year 2000 risks affecting the Internet as a whole, is limited to non-critical business applications and support hardware. No assurance can be given, however, that all our systems will be Year 2000 compliant or that compliance will not have a material adverse effect on our business. We also do not have any assurance that the manufacturers who supply desktop hardware or software for us will be Year 2000 compliant with their internal systems; a reduction in the supply of desktop hardware or software from these suppliers could have a material adverse effect on our business. In this case, we will find alternate suppliers of desktop hardware and software.

Contingency Plans. We believe that, if our suppliers are not Year 2000 compliant, the reasonably likely worst case would be that we would be unable to receive desktop hardware and software from them on a timely basis which would disrupt employee productivity and could materially adversely affect our business. We plan to develop a contingency plan for all operations to address the most reasonably likely worst case scenarios regarding Year 2000 compliance. We expect this contingency plan to be completed by September 1999.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. This Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

We Have a Limited Operating History and Are Subject to the Risks Encountered by Early-Stage Companies

  We commenced operations in March 1996. From March 1996 until December 1997, we operated as a division of Beyond.com. In December 1997, we were incorporated as a separate legal entity and our company was spun off from Beyond.com. Accordingly, we have a very limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in rapidly evolving markets such as e-commerce are particularly exposed. These risks include:

      . risks that the intense competition and rapid technological change in our industry could adversely affect market acceptance of all of our services;

      . risks that we may not be able to expand our systems to handle increased traffic, resulting in slower response times and other difficulties in providing services to our merchant customers;

      . risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels; and

      . risks that any fluctuations in our quarterly operating results will be significant relative to our revenues.

These risks are discussed in more detail below. We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks detailed below.

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

      Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $4.3 million in 1997, $10.1 million in 1998 and $11.0 million in the six months ended June 30, 1999. As of June 30, 1999, we had incurred cumulative losses of $26.6 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We do not expect to sustain similar levels of growth in future periods. We anticipate that we will increase our sales and marketing, network infrastructure, product development and general and administrative expenses in 1999 and, as a result, we will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

The Expected Fluctuations of Our Quarterly Results Could Cause Our Stock Price to Fluctuate or Decline

      We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses in order to expand our sales and marketing activities, build our network infrastructure and broaden our service capabilities. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

      Our quarterly results may fluctuate in the future as a result of many factors, including the following,

      . changes in the number of transactions effected by our merchants, especially as a result of seasonality or general economic conditions;

      . our ability to attract new merchants and to retain our existing merchants;

      .  merchant acceptance of our pricing model; and

      .  our success in expanding our sales and marketing programs.

      Other factors that may affect our quarterly results are set forth elsewhere in this section. As a result of these factors, our revenues are not predictable with any significant degree of certainty.

      Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our historical operating results should not be relied upon as an indicator of our future performance.

We Could Lose a Significant Portion of Our Business Because We Do Not Have a Long-Term Contract with Our Largest Customer, Beyond.com

      Revenues from services provided to Beyond.com accounted for 23.7% of our revenues in 1998, 21.9% of our revenues in the first quarter of 1999 and 14.2% for the second quarter of 1999. No other customer accounted for more than 10% of our revenues in 1998 or the first six months of 1999. Any significant decrease in revenues from Beyond.com could materially adversely affect our operating results. We have no long-term contract with Beyond.com that requires it to continue to use any of our services. Accordingly, Beyond.com could cease using all or part of our services on short notice without penalty.

The Demand for Our Services Could Be Negatively Affected by a Reduced Growth of E-commerce or Delays in the Development of the Internet Infrastructure

      Sales of goods and services over the Internet do not currently represent a significant portion of overall sales of goods and services. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and internationally. Rapid growth in the use of and interest in the Internet is a relatively recent development. In particular, sales of goods and services over the Internet have developed more slowly outside of the United States. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

      The emergence of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of e-commerce transactions and lower demand for our services.

Potential System Failures and Lack of Capacity Issues Could Negatively Affect Demand for Our Services

      Our ability to deliver services to our merchants depends on the uninterrupted operation of our e-commerce transaction processing systems. Our systems and operations are vulnerable to damage or interruption from:

      .  earthquake, fire, flood and other natural disasters;

      . power loss, telecommunications or data network failure, operator negligence, improper operation by employees, physical and electronic break-ins and similar events; and

      .  computer viruses.

      Despite the fact that we have implemented redundant servers in a third-party hosting center, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, our business may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

      Our success also depends on our ability to grow, or scale, our e-commerce transaction systems to accommodate increases in the volume of traffic on our system, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems and successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant customers, which could materially harm our business.

A Breach of Our E-commerce Security Measures Could Reduce Demand for Our
Services

      A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography, an encryption method that utilizes two keys, a public and a private key, for encoding and decoding data, and digital certificate technology, or identity verification, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available and thereby expose us to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services.

      We may be required to expend significant capital and other resources to protect against security breaches or to address any problems they may cause. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches and failure to prevent security breaches may disrupt our operations.

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

      The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, Digital River, HNC Software, Open Market and Hewlett-Packard (VeriFone). In addition, other companies may enter the market for our services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

      Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. We expect that competitive pressures will require the reduction of the prices of our services and reduce our market share, either of which could materially and adversely affect our business, results of operations or financial condition.

If We Lose Key Personnel or Are Unable to Attract and Retain Additional Qualified Personnel We May Not be Able to Successfully Manage Our Business and Achieve Our Objectives

      We believe our future success will depend upon our ability to retain our key management personnel, including William S. McKiernan, our President and Chief Executive Officer, and other key members of management because of their experience and knowledge regarding the development, special opportunities and challenges of our business. None of our key employees is subject to an employment contract. We may not be successful in attracting and retaining key employees in the future.

      Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified marketing, sales and technical personnel. Competition for these types of employees is intense due to the limited number of qualified professionals. We have in the past experienced difficulty in recruiting qualified marketing, sales, engineering and support personnel. Failure to attract and retain personnel, particularly marketing, sales and technical personnel could make it difficult for us to manage our business and meet our objectives.

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

      We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative infrastructure. We have increased the number of our employees from 45 employees at December 31, 1997 to 127 employees at December 31, 1998 and 196 employees at June 30, 1999. This expansion is placing a significant strain on our managerial and financial resources.

      During 1998, we expended significant time and resources in developing our management information and control systems and our business plan which was completed towards the end of 1998. In the future, we may not be able to enhance our management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

If We Are Not Able to Fully Utilize Relationships With Our Indirect Sales Channel Partners, We May Experience Lower Revenue Growth and Higher Operating Costs

      Our future growth will depend in part on the success of our relationships with existing and future indirect sales channel partners that will market our services to their merchant accounts. If these relationships are not successful or do not develop as quickly as we anticipate, our revenue growth may be adversely affected. Accordingly, we may have to increase our sales and marketing expenses in an attempt to secure additional merchant accounts.

Our Management Team Must Work Together Effectively in Order to Expand Our Business, Increase Our Revenues and Improve Our Operating Results

      Several members of our existing senior management personnel joined us recently. As a result, there is an increased risk that management will not be able to work together effectively as a team, especially in the short term, to address the challenges to our business. In addition, our new employees include a number of key managerial, technical and operations personnel who have been with us for a limited period of time. We expect to add additional key personnel in the near future that will also need to be integrated into our management team.

Our Market is Subject to Rapid Technological Change and to Compete, We Must Continually Enhance Our Systems to Comply with Evolving Standards

      To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant requirements or emerging industry standards. If we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed.

Our Current and Prior Overlapping Board Members with Beyond.com May Create Conflicts of Interests and Result in Actions Inconsistent with Stockholder Interests

      In connection with our spin off from Beyond.com in December 1997, we entered into agreements with Beyond.com to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of Beyond.com and other members of our management team were also executive officers of Beyond.com. As a result, these agreements were not the result of arms' length negotiations between CyberSource and Beyond.com. Further, although we and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities, in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies, of which there are currently two, William S. McKiernan and Bert Kolde, pursue Beyond.com's interests over ours either in the course of transactions between the companies or where the same corporate opportunities are available to both companies.

We May Not Be Able to Adequately Protect Our Proprietary Technology and May Be Infringing Upon Third-Party Intellectual Property Rights

      Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

      As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any patents or other intellectual property rights we hold.

      We also cannot assure you that third parties will not claim our current or future services infringe upon their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could cause costly litigation that could absorb significant management time. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us.

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

      We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our current cash and cash equivalents primarily to continue investments in service development, to expand sales and marketing activities, to fund product development, to fund continued operations and potentially to make future acquisitions. We believe our existing capital resources, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our merchant base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We May Become Subject to Government Regulation and Legal Uncertainties That Would Adversely Affect Our Financial Results

      We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to e-commerce. However, due to the increasing usage of the Internet, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet covering issues such as:

      .  taxes;

      .  user privacy;

      .  pricing;

      .  content;

      .  right to access personal data;

      .  copyrights;

      .  distribution; and

      .  characteristics and quality of services.

      For example, we believe that some of our services may require us to comply with the Fair Credit Reporting Act. As a precaution, we are implementing changes to our systems and processes so that we will be in compliance with the act. Complying with this act requires us to provide information about personal data stored by us or our merchants. Failure to comply with this act could result in claims being made against us.

      Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business.

      The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes in the United States regarding taxation and encryption and in the European Union regarding contract formation and privacy, could create uncertainty in the Internet marketplace and impose additional costs and other burdens. This uncertainty, costs and burden could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Our International Business Exposes Us to Additional Foreign Risks

      Services provided to merchants outside the United States accounted for 9% of our revenues in 1998, 17% of our revenues in the first quarter of 1999 and 30% of our revenues in the second quarter of 1999. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

      .  changes in regulatory requirements;

      .  reduced protection of intellectual property rights;

      .  evolving privacy laws in Europe;

      .  the burden of complying with a variety of foreign laws; and

      . political or economic instability or constraints on international trade.

      In addition, some software exports from the United States are subject to export restrictions as a result of the encryption technology in that software and we may become liable to the extent we violate these restrictions. We might not successfully market, sell and distribute our services in local markets and we cannot be certain that one or more of these factors will not materially adversely affect our future international operations, and consequently, our business, financial condition and operating results.

Computer Systems and Software Are Critical to Our Operations and any Significant Disruption Due to Year 2000 Non-Compliance Would Adversely Affect Our Business

      Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, computer systems and software used by many companies and organizations in a wide variety of industries, including technology, transportation, utilities, finance and telecommunications, will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Year 2000 compliance efforts may involve significant time and expense, and uncorrected problems could materially adversely affect our business, financial condition or operating results.

      We have completed audits of our internal systems and are working closely with suppliers of these systems to ensure that all systems are Year 2000 compliant. We have commenced modification or replacement of non-compliant systems as necessary. In addition, we are highly dependent on a few personal computer manufacturing companies for our supply of desktop hardware and peripherals. These suppliers may not be able to deliver on schedule due to Year 2000 issues, which could result in serious disruptions of employee productivity and materially adversely affect our business.

Existing Stockholders May Exert Control Over CyberSource to the Detriment of Minority Stockholders

      Our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 51.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of CyberSource and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

Our Stock Price May Fluctuate Substantially

      The market price for the common stock will be affected by a number of factors, including the following:

      . the announcement of new services or service enhancements by us or our competitors;

      .  quarterly variations in our or our competitors' results of operations;

      . changes in earnings estimates or recommendations by securities analysts;

      .  developments in our industry; and

      . general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

      In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance. These factors and fluctuations, as well as general economic, political and market conditions may materially adversely affect the market price of our common stock.

The Anti-Takeover Provisions in Our Certificate of Incorporation Could Adversely Affect the Rights of the Holders of Our Common Stock

      Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control of CyberSource more difficult, even if a change in control would be beneficial to the stockholders. These provisions may allow the Board of Directors to prevent changes in the management and control of CyberSource. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

      One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 1999, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars or pound sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our short-term investments, which are primarily money market funds, we have concluded that there is no material market risk exposure.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     A former Vice President of Product Management filed a lawsuit against the Company in the Superior Court of California in Santa Clara County on April 8, 1999 seeking monetary and equitable relief. The plaintiff alleges several causes of action, including wrongful termination, defamation, fraud, and unfair business practices arising out of her three month employment with the Company. While there can be no assurances as to the outcome of this litigation, the Company believes the lawsuit is without merit, and intends to vigorously defend against the claims asserted.


ITEM 2.  CHANGES IN SECURITIES.

     Upon the closing of our initial public offering in June 1999, all outstanding shares of CyberSource's Preferred Stock were automatically converted into 10,489,792 shares of Common Stock. Following such closing, CyberSource filed an amendment to its Restated Certificate of Incorporation with the Delaware Secretary of State which authorized 5,610,969 shares of undesignated Preferred Stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In June 1999, prior to its initial public offering, CyberSource submitted the following matters to a vote of its security holders through an Action by Written Consent. Each of the matters were approved by holders of the required majority of CyberSource's outstanding Common Stock and Preferred Stock.

             1. To approve and adopt a 1999 Employee Stock Purchase Plan and to reserve a total of 500,000 shares of Common Stock thereunder for issuance to employees.

             2. To approve an amendment to CyberSource's Restated Certificate of Incorporation to effect a one-for-two stock split of all the outstanding shares of Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         --------

        Exhibit
        Number                                      Description
        -------         -------------------------------------------------------------------------------
          3.1*          Certificate of Incorporation of CyberSource Corporation, as amended.
          3.2*          CyberSource Corporation's Bylaws.
          3.3*          Bylaw Amendment.
          4.1           Reference is made to Exhibits 3.1, 3.2 and 3.3.
         10.1*          Form of Indemnification Agreement between CyberSource Corporation and each of its officers and directors.
         10.2*          1998 Stock Option Plan.
         10.3*          1999 Stock Option Plan.
         10.4*          Standard  Office Lease dated August 20, 1996 by and between California State
                        Automobile Association Inter-Insurance Bureau as Landlord and CyberSource
                        Corporation as Tenant.
         10.5*          First Amendment to Lease dated October 20, 1997 by and between California
                        State Association Inter-Insurance Bureau as Landlord and CyberSource
                        Corporation as Tenant.
         10.6*          Assignment of Standard Office Lease dated December 31, 1997 by and between
                        CyberSource Corporation as Assignor and Internet Commerce Services Corporation
                        as Assignee.
         10.7*          Sublease dated July 1, 1998 by and between MultiGen Inc. of California as
                        Sublessor and CyberSource of California as Sublessee.
         10.8*          Second Amendment to Lease dated October 30, 1998 by and between California
                        State Automobile Association Inter-Insurance Bureau as Landlord and
                        CyberSource Corporation as Tenant.
          10.9+*        Conveyance Agreement dated December 31, 1997 by and between CyberSource
                        Corporation and Internet Commerce Services Corporation.
         10.10+*        Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net
                        Corporation.
         10.11+*        Internet Commerce Services Agreement dated April 23, 1998 by and between
                        Internet Commerce Services Corporation and software.net Corporation.
          10.12*        Amended and Restated Investors' Rights Agreement dated October 21, 1998.
          10.14*        1999 Employee Stock Purchase Plan.
          27.1          Financial Data Schedule.

       -------------------------
       * Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-77545).

       + Confidential treatment granted as to portions of this exhibit.

    (b)  Reports on Form 8-K. The Company did not file any Reports on Form 8-K
         -------------------
         during the quarter ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CYBERSOURCE CORPORATION
                                     -----------------------
                                     (Registrant)



Date: August 13, 1999            By   /s/    Charles E. Noreen, Jr.
                                     --------------------------------------
                                             Charles E. Noreen, Jr.

                                     Vice President of Finance and
                                     Administration and Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)