Form 10-Q
period 1999-09-30
CYBERSOURCE CORP
filed 1999-11-12
CIK 934280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended September 30, 1999.

    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from __________ to ____________.

                      Commission File Number:  000-26477



                           CYBERSOURCE  CORPORATION
            (Exact name of Registrant as specified in its charter)



              Delaware                                    77-0472961
                                                    ---------------------
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                    550 S. WINCHESTER BOULEVARD, SUITE 301
                          SAN JOSE, CALIFORNIA 95128
                          --------------------------
              (Address of Principal Executive Offices)(Zip Code)


      Registrant's Telephone Number, Including Area Code: (408) 556-9100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]



As of October 31, 1999, there were 21,991,530 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 24.

                            CYBERSOURCE CORPORATION
                                   INDEX TO
                              REPORT ON FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1999


                                                                                                       Page
                                                                                                       ----
                                        PART I.   FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited):

                  Condensed Consolidated Balance Sheets as of September 30, 1999 and
                    December 31, 1998...........................................................         3

                  Condensed Consolidated Statements of Operations for the Three and Nine
                    Months Ended  September 30, 1999 and 1998...................................         4

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                    September 30, 1999 and 1998.................................................         5

                  Notes to Condensed Consolidated Financial Statements..........................         6


Item 2.           Management's Discussion and Analysis of Financial Condition And Results of
                    Operations..................................................................         8


Item 3.           Quantitative and Qualitative Disclosures About Market Risk....................        21

                                          PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings.............................................................        23

Item 2.           Changes in Securities and Use of Proceeds.....................................        23

Item 6.           Exhibits and Reports on Form 8-K..............................................        24

Signature         ..............................................................................        25

                        PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            CYBERSOURCE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                                     September 30,          December 31,
                                                                                         1999                 1998 (1)
                                                                                    --------------         -------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                           $     23,461            $    11,111
  Short-term investments                                                                    14,790                      -
  Accounts receivable, net of allowances of $504 and $229 at September 30,
   1999 and December 31, 1998, respectively                                                  2,079                    863
  Prepaid expenses and other current assets                                                  1,101                    411
                                                                                      ------------            -----------
   Total current assets                                                                     41,431                 12,385

Property and equipment, net                                                                  6,733                  2,300
Other noncurrent assets                                                                        211                    290
                                                                                      ------------            -----------
   Total assets                                                                       $     48,375            $    14,975
                                                                                      ============            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable                                                                    $      1,577            $       531
  Other accrued liabilities                                                                  3,210                    969
  Deferred revenues                                                                            455                    120
  Current obligations under capital leases                                                     642                    211
  Convertible note payable to an officer and stockholder                                         -                  3,000
                                                                                      ------------            -----------
   Total current liabilities                                                                 5,884                  4,831

Noncurrent obligations under capital leases                                                    545                    256

Redeemable convertible preferred stock                                                           -                 18,911

Stockholders' equity (net capital deficiency):
  Common stock                                                                                  22                      5
  Additional paid-in capital                                                                70,571                  1,199
  Deferred compensation                                                                       (799)                  (142)
  Accumulated deficit                                                                      (27,848)               (10,085)
                                                                                      ------------            -----------
   Total stockholders' equity (net capital deficiency)                                      41,946                 (9,023)
                                                                                      ------------            -----------
   Total liabilities and stockholders' equity (net capital deficiency)                $     48,375            $    14,975
                                                                                      ============            ===========

________________________
(1) The balance sheet at December 31, 1998 has been derived from the audited financial statements as of that date.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                                    Three Months Ended        Nine Months Ended
                                                                   --------------------       -----------------
                                                                       September 30,             September 30,
                                                                       -------------             -------------
                                                                      1999       1998          1999       1998
                                                                   ---------   --------     ---------   --------
Revenues                                                           $   3,634   $    943     $   7,883   $  2,281
Cost of revenues                                                       3,094        895         6,835      2,197
                                                                   ---------   --------     ---------   --------
Gross profit                                                             540         48         1,048         84

Operating expenses:
  Product development                                                  2,233      1,055         5,207      2,534
  Sales and marketing                                                  3,970      1,118        10,256      2,789
  General and administrative                                           1,485        571         3,528      1,314
  Deferred compensation amortization                                     156          -           379          -
                                                                   ---------   --------     ---------   --------
Total operating expenses                                               7,844      2,744        19,370      6,637
                                                                   ---------   --------     ---------   --------

Loss from operations                                                  (7,304)    (2,696)      (18,322)    (6,553)
Interest income (expense), net                                           589        (39)          559        (21)
                                                                   ---------   --------     ---------   --------
Net loss                                                           $  (6,715)  $ (2,735)    $ (17,763)  $ (6,574)
                                                                   =========   ========     =========   ========

Basic and diluted net loss per share                               $   (0.31)  $  (0.53)    $   (1.58)  $  (1.38)
                                                                   =========   ========     =========   ========

Shares used in computing basic and diluted net loss per
 share                                                                21,927      5,209        11,246      4,763
                                                                   =========   ========     =========   ========

Proforma basic and diluted net loss per share                      $   (0.31)               $   (0.98)
                                                                   =========                =========

Shares used in computing proforma basic and diluted net loss
 per share                                                            21,927                   18,124
                                                                   =========                =========

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                           -----------------------------------
                                                                                                1999                 1998
                                                                                           --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                                      $   (17,763)          $   (6,574)
Adjustments to reconcile net loss to net cash used in operating activities:
   Common stock issued to consultants for services                                                     81                    -
   Depreciation                                                                                     1,527                  500
   Amortization of deferred compensation                                                              379                    -
   Changes in operating assets and liabilities:
      Accounts receivable                                                                          (1,216)                (330)
      Prepaid expenses and other current assets                                                      (611)                (151)
      Accounts payable                                                                              1,046                  683
      Other accrued liabilities                                                                     2,241                  497
      Deferred revenues                                                                               335                  (38)
                                                                                              -----------           ----------
Net cash used in operating activities                                                             (13,981)              (5,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                                                 (4,899)                (800)
Purchases of short-term investments                                                               (14,790)                   -
                                                                                              -----------           ----------
Net cash used in investing activities                                                             (19,689)                (800)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from issuance of convertible note payable to an officer and stockholder                        -                3,000
Principal payments on capital lease obligations                                                      (341)                 (21)
Loan to Beyond.com Corporation                                                                          -                 (400)
Repayment of loan by Beyond.com Corporation                                                             -                  400
Proceeds from issuance of common stock in initial public offering, net of offering expenses        46,185                    -
Proceeds from exercise of stock options                                                               176                    -
Proceeds from issuance of redeemable convertible preferred stock, net                                   -                1,980
                                                                                              -----------          -----------
Net cash provided by financing activities                                                          46,020                4,959
                                                                                              -----------          -----------

Increase (decrease) in cash and cash equivalents                                                   12,350               (1,254)
Cash and cash equivalents at beginning of period                                                   11,111                2,000
                                                                                              -----------          -----------
Cash and cash equivalents at end of period                                                    $    23,461          $       746
                                                                                              ===========          ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid                                                                                 $       250          $        61
                                                                                              ===========          ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under capital leases                                          $     1,061                    -
Deferred compensation related to stock option grants                                          $     1,036                    -
Conversion of note payable to an officer and stockholder into redeemable preferred stock      $     3,000                    -
Conversion of redeemable convertible preferred stock into common stock                        $    21,911                    -

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiary (collectively, "CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated November 4, 1999 comprising part of the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-89337.

   The Company completed the initial public offering of its common stock in June 1999 (the "IPO"). A total of 4,000,000 shares of common stock were sold by the Company to the public at a price of $11.00 per share. The net proceeds to the Company were approximately $40.0 million after deducting the underwriters discount and offering expenses. In July 1999, an additional 600,000 shares of common stock were sold by the Company to the public at a price of $11.00 per share from the exercise of the underwriter's overallotment option generating additional net proceeds to the Company of approximately $6.1 million.

   The Company completed a secondary offering of its common stock in November 1999. A total of 2,000,000 shares of common stock were sold by the Company to the public at a price of $59.00 per share. In addition, 1,800,000 shares were sold by selling shareholders. The net proceeds to the Company were approximately $111 million after deducting the underwriters discount and offering expenses.

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

   If the Company had reported net income for the year ended December 31, 1998, diluted earnings per share would have included additional common equivalent shares related to approximately 1,001,000 outstanding options and 1,527,000 shares issuable on conversion of the convertible note payable and exercise of outstanding warrants at December 31, 1998. If the Company had reported net income for the nine months ended September 30, 1999, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 3,137,000 shares of common stock at September 30, 1999, shares issuable upon exercise of the outstanding warrants prior to the exercise of these warrants in June 1999 and shares issuable upon conversion of the outstanding convertible note payable prior to the conversion of the note in June 1999. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the "as-if converted" method.

3. COMPREHENSIVE LOSS

   The Company has no material components of other comprehensive loss and, as a result, the comprehensive loss is the same as the net loss for all periods presented.

4. LEGAL MATTER

   A former Vice President of Product Management filed a lawsuit against the Company in the Superior Court of California in Santa Clara County on April 8, 1999 seeking monetary and equitable relief. The plaintiff alleges several causes of action, including wrongful termination, defamation, fraud, and unfair business practices arising out of her three month employment with the Company. In November 1999, the Company and the plaintiff agreed to a settlement which is immaterial to the financial statements.

5. SEGMENT INFORMATION

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

   The following table presents revenues by the Company's two business units for the three and nine months ended September 30, 1999 and 1998. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues are as follows (in thousands):

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                          ---------------------------       -------------------------
                                                              1999            1998             1999             1998
                                                          -----------      ----------       ----------      ---------
ETCS...................................................   $     3,386      $    842         $    7,267      $   1,742
DPR....................................................           248           101                616            539
                                                          -----------      --------         ----------      ---------
Total..................................................   $     3,634      $    943         $    7,883      $   2,281
                                                          ===========      ========         ==========      =========

Additionally, in 1998 the Company derived less than 10% of its revenues from outside the United States. Revenues from outside the United States were 25% of revenues for the nine months ended September 30, 1999.

6.  RELATED PARTY TRANSACTIONS

    In July 1999, the Company purchased a software license from Beyond.com for $600,000 which is being amortized over two years.

7.  SUBSEQUENT EVENTS

    Stock Option Plan

    In October 1999, the Company adopted the 1999 Nonqualified Stock Option Plan (the 1999 Nonqualified Plan). The Company has reserved 1,100,000 shares of common stock for issuance under the 1999 Nonqualified Plan. The 1999 Nonqualified Plan provides for the granting of non-qualified stock options to employees, consultants and directors. The other provisions of the 1999 Nonqualified Plan are similar to those of the 1999 Stock Option Plan and the 1998 Stock Option Plan.

    Litigation and Contingencies

    In November 1999, a lawsuit was filed against the Company alleging that the Company's payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. While there can be no assurances as to the outcome of this litigation, the Company has obtained an opinion of patent counsel that the Company' s payment services do not infringe upon one of the plaintiff's patents and believes, based on consultation with patent counsel, that its payment services do not infringe upon the other patent. The Company intends to vigorously defend against the claims asserted.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission, SEC File No. 333-89337.

The Company completed the initial public offering of its common stock in June 1999. A total of 4,000,000 shares of common stock were sold by the Company to the public at a price of $11.00 per share. The net proceeds to the Company were approximately $40.0 million after deducting the underwriters discount and offering expenses. In July 1999, an additional 600,000 shares of common stock were sold by the Company to the public at a price of $11.00 per share from the exercise of the underwriter's overallotment option generating additional net proceeds to the Company of approximately $6.1 million.

The Company completed a secondary offering of its common stock in November 1999. A total of 2,000,000 shares of common stock were sold by the Company to the public at a price of $59.00 per share. The net proceeds to the Company were approximately $111 million after deducting the underwriters discount and offering expenses. In addition, 1,800,000 shares of common stock were sold to the public by selling stockholders.

OVERVIEW

We commenced operations in March 1996 as a division of Beyond.com. From our inception to March 1997, our operating activities related primarily to planning and developing proprietary e-commerce transaction systems, recruiting personnel, raising capital and purchasing operating assets. On December 31, 1997, Beyond.com transferred assets and liabilities related to its e-commerce transaction processing services division to CyberSource. We have incurred significant losses since our inception, and through September 30, 1999 had incurred cumulative losses of approximately $33.3 million. We expect to continue to incur substantial operating losses for the foreseeable future.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Revenues. Revenues were $3.6 million for the three months ended September 30, 1999 as compared to $0.9 million for the three months ended September 30, 1998, an increase of approximately $2.7 million or 285.4%. This increase is due to the addition of merchants as well as transaction volume increases from existing merchants resulting from the increased market acceptance of e-commerce. Our transactions increased from approximately 2.5 million processed during the three months ended September 30, 1998 to approximately 11.8 million processed during the three months ended September 30, 1999.

      Cost of Revenues. Cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations, professional services and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues were $3.1 million or 85.1% of revenues for the three months ended September 30, 1999 as compared to $0.9 million or 94.9% of revenues for the three months ended September 30, 1998. The increase in dollars is due to higher personnel related costs resulting from an increase in personnel and an increase in depreciation expense on capital equipment. In addition, international cost of revenues increased due to costs associated with a third party payment processing gateway in the U.K. due to increased international transaction volumes.

      Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $2.2 million for the three months ended September 30, 1999 as compared to $1.1 million for the three months ended September 30, 1998. The increase is due to higher personnel related costs resulting from an increase in personnel and increased facilities and infrastructure related costs. We expect product development expenses to increase in absolute dollars as we hire additional personnel and develop new services.

      Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $4.0 million for the three months ended September 30, 1999 as compared to $1.1 million for the three months ended September 30, 1998. The increase is primarily due to increased advertising expenses resulting from marketing and promotional programs and, to a lesser extent, additional personnel related costs resulting from an increase in personnel. We expect our sales and marketing expenses to increase in absolute dollars as we continue to hire personnel to support our increasing sales volume.

      General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $1.5 million for the three months ended September 30, 1999 as compared to $0.6 million for the three months ended September 30, 1998. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. We expect general and administrative expenses to increase in absolute dollars to support the expected growth in our business.

      Deferred Compensation Amortization. Amortization expense related to deferred compensation was $0.2 million for the three months ended September 30, 1999. Deferred compensation amortization related to 1998 and 1999 stock option grants will be approximately $0.6 million, $0.4 million and $0.2 million in 1999, 2000 and 2001, respectively.

      Interest Income (Expense), Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.6 million for the nine months ended September 30, 1999 as compared to $15,000 for the nine months ended September 30, 1998. The increase is primarily due to an increase in cash, cash equivalents and short-term investments as a result of our initial public offering in June 1999. Interest expense was $53,000 for the three months ended September 30, 1999 as compared to $54,000 in the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      Revenues. Revenues were $7.9 million for the nine months ended September 30, 1999 as compared to $2.3 million for the nine months ended September 30, 1998, an increase of approximately $5.6 million or 245.6%. The increase is due to the addition of merchants and transaction volume increases from existing merchants resulting from the increased market acceptance of e-commerce. Our transactions processed increased from approximately 4.5 million during the nine months ended September 30, 1998 to approximately 25.5 million during the nine months ended September 30, 1999.

      Cost of Revenues. Cost of revenues were $6.8 million or 86.7% of revenues for the nine months ended September 30, 1999 as compared to $2.2 million or 96.3% of revenues for the nine months ended September 30, 1998. The increase is due primarily to additional operations and merchant support personnel related costs and costs associated with our use of a second third-party hosting center in the United States which commenced operations during the quarter ended September 30, 1999. In addition, international cost of revenues increased due to costs associated with a third party payment processing gateway in the U.K. due to increased international transaction volumes.

      Product Development. Product development expenses were $5.2 million for the nine months ended September 30, 1999 as compared to $2.5 million for the nine months ended September 30, 1998. The increase is primarily due to higher personnel related costs resulting from an increase in personnel.

      Sales and Marketing. Sales and marketing expenses were $10.3 million for the nine months ended September 30, 1999 as compared to $2.8 million for the nine months ended September 30, 1998. The increase is primarily due to an increase in marketing and promotional programs, higher personnel related costs resulting from an increase in personnel and higher sales commissions resulting from an increase in sales.

      General and Administrative. General and administrative expenses were $3.5 million for the nine months ended September 30, 1999 as compared to $1.3 million for the nine months ended September 30, 1998. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. We expect general and administrative expenses to increase in absolute dollars to support the expected growth in our business including our expected relocation to a new facility in early 2000.

      Deferred Compensation. During the nine months ended September 30, 1999, we recorded an aggregate unearned compensation in the amount of $1.0 million in connection with the grant of stock options with exercise prices less than the deemed fair market value on the respective date of grant and amortized $0.4 million of deferred compensation during that period. Deferred compensation amortization related to these stock option grants, as well as 1998 stock option grants, will be approximately $0.6 million, $0.4 million and $0.2 million for the years 1999, 2000 and 2001 and thereafter.

      Interest Income (Expense), Net. Interest income was $0.8 million for the nine months ended September 30, 1999 as compared to $41,000 for the nine months ended September 30, 1998. The increase is primarily due to an increase in cash, cash equivalents and short-term investments as a result of equity financings completed during 1999, including our initial public offering in June 1999. Interest expense was $0.3 million for the nine months ended September 30, 1999 as compared to $62,000 for the nine months ended September 30, 1998. The increase represents interest on an unsecured convertible note issued in August 1998 and interest on capital leases. The convertible note was converted into equity in June 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash, cash equivalents and short-term investments increased by $27.2 million from approximately $11.1 million at December 31, 1998 to $38.3 million at September 30, 1999. This increase resulted from the receipt of net proceeds of $46.2 million in June and July 1999 from our initial public offering. This was offset by net losses incurred during the nine months ended June 30, 1999 as well as capital expenditures.

     Net cash used in our operating activities was approximately $14.0 million for the nine months ended September 30, 1999 as compared to $5.4 million for the nine months ended September 30, 1998. The increase in cash used in operating activities is primarily a result of the increase in our net losses and increases in current assets, offset partially by increases in depreciation and amortization of deferred compensation and accounts payable and other accrued liabilities. The increase in accounts payable and other accrued liabilities is primarily due to the expansion of our operations and the related costs and increases in accrued personnel related to headcount growth.

     Net cash used in investing activities was approximately $19.7 million during the nine months ended September 30, 1999 as compared to $0.8 million for the nine months ended September 30, 1998 and was comprised primarily of purchases of short-term investments, capital equipment used in our network infrastructure, furniture and equipment for new employees and leasehold improvements related to office expansion. Our planned capital expenditures for the remainder of 1999 are approximately $1.5 million, primarily for capital equipment used in our network infrastructure.

     Net cash provided by financing activities increased from $5.0 million for the nine months ended September 30, 1998 to $46.0 million for the nine months ended September 30, 1999. This increase resulted from the receipt of proceeds in June and July 1999 from our initial public offering in which we issued a total of 4,600,000 shares of common stock to the public at a price of $11.00 per share.

     With the $46.2 million of net proceeds from the initial public offering in June and July 1999, the Company purchased $14.8 million of short-term investments, acquired $3.4 million of property and equipment and used $7.5 million to fund operations during the three months ended September 30, 1999. The remaining $18.9 million of net proceeds was held in various cash and cash equivalent accounts as of September 30, 1999.

     We believe that our current cash and investment balances, together with the net cash proceeds of approximately $111 million received from our secondary offering in November 1999, will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to expand our research and development, sales and marketing and general and administrative activities. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. A portion of the net proceeds may be used to invest or acquire complementary businesses or technologies. To the extent that our current cash balance, together with the cash proceeds received from our secondary offering in November 1999 and expected future earnings, is insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

YEAR 2000 READINESS DISCLOSURE

State of Readiness. We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. To the extent that our software applications contain source code that is unable to appropriately interpret the upcoming Year 2000 and beyond, some level of modification or replacement of applications will be necessary. We believe that our internal Year 2000 issues are limited to information technology, or IT, systems such as software programs and computer operating systems, and we are working closely with the suppliers of these systems to ensure that all systems are Year 2000 compliant. We have compiled certifications and representations of Year 2000 compliance from publishers of all operating systems and software utilized by our employees in the normal course of business. Employing a team made up of internal personnel, we are currently testing the IT systems to determine if any additional modifications or replacements are necessary. To date, we do not believe that such additional modifications or replacements are necessary. We anticipate that the final round of testing of these systems will be completed by the end of November 1999.

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

We developed proprietary software to perform the Internet commerce services. We have completed all code reviews and modifications we believe are necessary to make our services Year 2000 compliant. We are currently in the process of conducting the final round of testing to determine if any additional modifications are necessary. To date, we do not believe that additional modifications are necessary. We anticipate that the final round of testing of these systems will be completed by November 1999.

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

Risks of Year 2000 Issues. In light of our assessment and remediation efforts to date, and the planned, normal course-of-business upgrades, we believe that any residual Year 2000 risk, other than Year 2000 risks affecting the Internet as a whole, is limited to non-critical business applications and support hardware. No assurance can be given, however, that all our systems will be Year 2000 compliant or that non-compliance will not have a material adverse effect on our business. We also do not have any assurance that the manufacturers who supply desktop hardware or software for us will be Year 2000 compliant with their internal systems; a reduction in the supply of desktop hardware or software from these suppliers could have a material adverse effect on our business. In this case, we will find alternate suppliers of desktop hardware and software.

Contingency Plans. We believe that, if our suppliers are not Year 2000 compliant, the reasonably likely worst case would be that we would be unable to receive desktop hardware and software from them on a timely basis which would disrupt employee productivity and could materially adversely affect our business. We have alternate suppliers in place in the event that our current suppliers are not able to provide the necessary hardware and software. With regard to our systems in separately located data center facilities, we expect to complete building and testing of the redundant systems by November 1999. Additionally, our IT, engineering, operations and merchants services departments will be fully staffed 24 hours a day from December 30, 1999 through January 4, 2000 to address issues arising from non-compliance of our services or of our merchants, if any.

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

  Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $4.3 million in 1997, $10.1 million in 1998 and $17.8 million in the nine months ended September 30, 1999. As of September 30, 1999, we had incurred cumulative losses of $33.3 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We do not expect to sustain similar levels of growth in future periods. We have continued to increase our sales and marketing, network infrastructure, product development and general and administrative expenses in 1999 and plan to continue to do so in 2000. As a result, we will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

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

     Our quarterly results may fluctuate in the future as a result of many factors, including the following,

     . changes in the number of transactions effected by our merchants, especially as a result of seasonality, success of each merchant's business, general economic conditions or regulatory requirements restricting our merchants;

     . our ability to attract new merchants and to retain our existing merchants;

     .  merchant acceptance of our pricing model;

     .  our success in expanding our sales and marketing programs; and

     . an interruption with one or more of our gateway processors and channel partners.

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

We Could Lose a Significant Portion of Our Business Because We Do Not Have a Long-Term Contract with Our Largest Customer, Beyond.com

     Revenues from services provided to Beyond.com accounted for 23.7% of our revenues in 1998 and 15.3% of our revenues in the nine months ended September 30, 1999. No other customer accounted for more than 10% of our revenues in 1998 or the first nine months of 1999. Any significant decrease in revenues from Beyond.com could materially adversely affect our operating results. We have no long-term contract with Beyond.com that requires it to continue to use any of our services. Accordingly, Beyond.com could cease using all or part of our services on short notice without penalty.

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

     Despite the fact that we have implemented redundant servers in third-party hosting centers, two of which are currently located in Santa Clara, California, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, our business may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

     The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, Digital River, Hewlett-Packard (VeriFone), HNC Software, Open Market, PaylinX, ShopNow.com and Signio. In addition, other companies, including financial services and credit companies such as First Data Corporation, AT&T and GE Capital, may enter the market for our services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

     Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. For example, Microsoft and CyberCash have each introduced electronic-wallet solutions, that if widely adopted by consumers, may result in reduced demand by our merchants for our fraud screening services. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. We expect that competitive pressures will require the reduction of the prices of our services and reduce our market share, either of which could materially and adversely affect our business, results of operations or financial condition.

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

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

     We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative infrastructure. We have increased the number of our employees from 45 employees at December 31, 1997 to 127 employees at December 31, 1998 and 209 employees at September 30, 1999. This expansion is placing a significant strain on our managerial and financial resources.

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

Our Management Team Must Work Together Effectively in Order to Expand Our Business, Increase Our Revenues and Improve Our Operating Results

     Several members of our existing senior management personnel joined us within the last year. As a result, there is a risk that management will not be able to work together effectively as a team to address the challenges to our business. In addition, our new employees include a number of key managerial, technical and operations personnel who have been with us for a limited period of time. We expect to add additional key personnel in the near future that will also need to be integrated into our management team.

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

Intellectual Property and Patent Infringement Claim

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

     We also cannot assure you that third parties will not claim our current or future services infringe upon their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could cause costly litigation that could absorb significant management time. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us. In November 1999, Net MoneyIN filed an action against us in the U.S. District Court in the District of Arizona claiming that we have infringed, induced others to infringe, and contributed to the infringement by others of claims of U.S. Patent No. 5,822,737 and U.S. Patent No. 5,963,917. Net MoneyIN's complaint seeks injunctive relief and unspecified damages. We have received an opinion of our patent counsel that the claims of the Net MoneyIN 737 patent are not infringed by our services. In addition, we believe, based upon consultation with our patent counsel, that the claims of the Net MoneyIN 917 patent are not infringed by our services. However, there can be no assurances that our payment services will not ultimately be determined to infringe upon the Net MoneyIN patents, and we anticipate that Net MoneyIN will continue to pursue litigation with respect to these claims.

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

Our International Business Exposes Us to Additional Foreign Risks

     Services provided to merchants outside the United States accounted for 9.0% of our revenues in 1998 and 24.9% of our revenues for the nine months ended September 30, 1999. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

     .  changes in regulatory requirements;

     .  reduced protection of intellectual property rights;

     .  evolving privacy laws in Europe;

     .  the burden of complying with a variety of foreign laws; and

     .  political or economic instability or constraints on international trade.


     We rely on different gateway processors to provide credit card processing services for our international transactions than for our domestic transactions. Our international revenue depends on our international merchants' ability to process transactions with these gateway processors. We are currently renegotiating our relationship with one of our international gateway processors. Although we expect a favorable outcome to these negotiations, we can offer no assurance that we will agree upon mutually acceptable terms. If we do not agree upon mutually acceptable terms, this international gateway processor could interrupt or terminate the services provided by it to some of our international merchants. Although we have another international gateway processor in place and are developing relationships with other international gateway processors, an interruption or termination of services provided by this international gateway processor could materially adversely affect our international revenues.

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

     Also, sales of our services conducted through our subsidiary in the United Kingdom are denominated in Pounds Sterling. We may experience fluctuations in revenues or operating expenses due to fluctuations in the value of the Pound Sterling relative to the U.S. Dollar. We do not currently hedge with respect to currency exchange fluctuations.

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

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

     As part of our overall business strategy, we intend to pursue strategic acquisitions of complementary businesses or technologies that would provide additional service offerings, additional industry expertise, a broader client base or an expanded geographic presence. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. Any future acquisition could result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

     . difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

     .  the diversion of management's attention from other business concerns;

     . risks of entering markets in which we have no or limited prior experiences; and

     .  the potential loss of key employees of the acquired company.


Existing Stockholders May Exert Control Over CyberSource to the Detriment of Minority Stockholders

     Our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 47.4% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

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

Sales of Shares Eligible For Future Sale Could Cause Our Stock Price to Decline

     If our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of outstanding stock options and warrants) in the public market, the market price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

     One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of September 30, 1999, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.


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

     In November 1999, Net MoneyIN filed an action against the Company in the U.S. District Court in the District of Arizona claiming that the Company has infringed, induced others to infringe, and contributed to the infringement by others of claims of U.S. Patent No. 5,822,737 and U.S. Patent No. 5,963,917.
Net MoneyIN's complaint seeks injunctive relief and unspecified damages. The Company has received an opinion of its patent counsel that the claims of the Net MoneyIN 737 patent are not infringed by the Company's services. In addition, the Company believes, based upon consultation with its patent counsel, that the claims of the Net MoneyIN 917 patent are not infringed by the Company's services. However, there can be no assurances that the Company's payment services will not ultimately be determined to infringe upon the Net MoneyIN patents, and the Company anticipates that Net MoneyIN will continue to pursue litigation with respect to these claims.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three months ended September 30, 1999, the Company issued 18,992 shares of common stock pursuant to stock option exercises with aggregate proceeds of $6,699.

     With the $46.1 million of net proceeds from the initial public offering of its common stock in June and July 1999, the Company purchased $14.8 million of short-term investments, acquired $3.4 million of property and equipment and used $7.5 million to fund operations during the three months ended September 30, 1999. The remaining $18.9 million of net proceeds was held in various cash and cash equivalent accounts as of September 30, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits
      --------

       Exhibit
       Number                            Description
       ------  --------------------------------------------------------------

        3.1*    Certificate of Incorporation of CyberSource Corporation, as
                amended.
        3.2*    CyberSource Corporation's Bylaws.
        3.3*    Bylaw Amendment.
        4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3.
       10.1*    Form of Indemnification Agreement between CyberSource
                Corporation and each of its officers and directors.
       10.2*    1998 Stock Option Plan.
       10.3*    1999 Stock Option Plan.
       10.4*    Standard Office Lease dated August 20, 1996 by and between
                California State Automobile Association Inter-Insurance Bureau
                as Landlord and CyberSource Corporation as Tenant.
       10.5*    First Amendment to Lease dated October 20, 1997 by and between
                California State Association Inter-Insurance Bureau as Landlord
                and CyberSource Corporation as Tenant.
       10.6*    Assignment of Standard Office Lease dated December 31, 1997 by and between CyberSource Corporation as Assignor and Internet
                Commerce Services Corporation as Assignee.
       10.7*    Sublease dated July 1, 1998 by and between MultiGen Inc. of
                California as Sublessor and CyberSource of California as
                Sublessee.
       10.8*    Second Amendment to Lease dated October 30, 1998 by and between
                California State Automobile Association Inter-Insurance Bureau
                as Landlord and CyberSource Corporation as Tenant.
       10.9+*   Conveyance Agreement dated December 31, 1997 by and between
                CyberSource Corporation and Internet Commerce Services
                Corporation.
       10.10+*  Amended and Restated Inter-Company Cross License Agreement dated
                May 19, 1998 by and between Internet Commerce Services
                Corporation and software.net Corporation.
       10.11+*  Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net
                Corporation.
       10.12*   Amended and Restated Investors' Rights Agreement dated October
                21, 1998.
       10.14*   1999 Employee Stock Purchase Plan.
       10.15+** Development and Marketing Agreement dated July 26, 1999 by and between CyberSource Corporation and VISA U.S.A., Inc.
       10.16+** CyberSource Internet Commerce Services Agreement dated May 1,
                1999 by and between CyberSource Corporation and Beyond.com
                Corporation.
       10.17**  1999 Nonqualified Stock Option Plan.
       10.18+** Software License Agreement dated June 30, 1999 by and between
                CyberSource Corporation and Beyond.com Corporation.
        27.1    Financial Data Schedule.

      ---------------------
      * Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-77545).

      ** Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-89337).

      +  Confidential treatment granted as to portions of this exhibit.


(b)   Reports on Form 8-K. The Company did not file any Reports on Form 8-K
      -------------------
      during the quarter ended September 30, 1999.

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



                                                CYBERSOURCE CORPORATION
                                                -----------------------
                                                     (Registrant)



Date: November 12, 1999          By   /s/     Charles E. Noreen, Jr.
                                     ------------------------------------
                                              Charles E. Noreen, Jr.

                                    Vice President of Finance and Administration and Chief Financial Officer
                                    (Authorized Officer and Principal Financial
                                    Officer)