Form 10-K
period 1999-12-31
CYBERSOURCE CORP
filed 2000-03-30
CIK 934280

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from        to

                               ----------------

                            CYBERSOURCE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                    7374                  77-0472961
(State or Other Jurisdiction
     of Incorporation or
        Organization)
            (Primary Standard Industrial Classification Code Number)
                                                         (I.R.S. Employer
                                                      Identification Number)

                       550 S. Winchester Blvd., Suite 301
                           San Jose, California 95128
                                 (408) 556-9100
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:
                    Common Stock, $.001 Par Value per Share

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

                               ----------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 17, 2000 was approximately $1,068,291,797 (based on a closing sale price of $41.50 per share as reported for the NASDAQ Exchange).

   The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of March 17, 2000 was 25,741,971.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS

Overview

   CyberSource Corporation is a leading developer and provider of real-time e-commerce transaction services. Through our CyberSource Internet Commerce Suite, we offer services to online merchants for global payment processing, fraud prevention, tax calculation, export compliance, territory management, delivery address verification, fulfillment management and stored value.

Industry Background

 The Rapid Growth of Internet Commerce

   As the Internet has become an increasingly important communications medium, businesses and their customers have begun using the Internet to buy and sell goods and services. E-commerce offers both online businesses and consumers numerous benefits:

  . Online businesses and consumers can interact 24 hours a day, 7 days a week, regardless of their respective locations.

  . Online businesses can customize Web site content to match the needs and preferences of individual users by transparently personalizing content for each user.

  . The online commerce site enables businesses to readily increase the number of products and services offered, thereby enhancing the product selection available to customers.

  . Online businesses can avoid investments in physical retail locations.

  . Much of the interaction between online businesses and consumers can be automated, resulting in reduced selling costs.

   These benefits allow online businesses to focus on growing their customer bases and to market and sell their products around the world in a cost-effective and efficient manner.

   The early adopters of e-commerce were often Internet-centric companies, such as Amazon.com and Buy.com, which were founded specifically to transact business on the Internet. Today, many businesses consider it essential to offer their goods and services online, and traditional retailers such as department stores, car dealers, and toy stores have opened online stores to supplement their traditional retail models. An increasingly broad selection of products is now being sold online, ranging from the initial online product offerings of books, music, computers and software to more traditional consumer goods such as automobiles, clothes, movie tickets, vitamins and even such personal products as prescription drugs. Accordingly, the need for online transaction processing is affecting virtually all industries.

 Transaction Processing Demands

   To succeed online, a business must attract customers to its Web site and provide an appealing and easy-to-use environment that encourages customers to place an order by clicking on the "buy" button. Once the customer places an order, the online business must process the order by effectively and efficiently executing numerous transactions. With the rapid increase in the number of businesses selling online and the vast array of products and services becoming available online, competition among online businesses is increasingly intense. Due to these competitive pressures, online businesses must focus their resources on attracting customers to their Web sites and providing compelling content to keep customers in their online stores. However, as an online business succeeds in these efforts, the increased number of resulting orders creates another set of complex challenges.

   These challenges include:

  . Payment processing. The vast majority of online consumer purchases are conducted using credit cards. These credit card transactions should be processed in real-time to confirm an order while the customer is online. Increasingly, merchants are also seeking to process transactions in local currencies around the world.

    To reduce transaction fees and offer customers an alternative to credit card payment, an increasing number of businesses and institutions are expressing interest in taking payment via electronic checks. Banks generally process checks on a flat-fee per transaction basis rather than a percentage of sales as is common with credit cards. Therefore the cost to process a check electronically is generally lower than processing the transaction via credit card.

  . Fraud prevention. Because of the anonymity offered by the Internet and the speed with which one can make purchases, the opportunity for fraud is significant. In e-commerce transactions, because the credit card is not present, an online business is generally held liable by its bank for the full value of the transaction in the event of credit card fraud even if a pre-authorization had been obtained. Online businesses must find ways to combat this fraud to avoid losing both the product being sold and the related revenue.

  . Sales tax/VAT. An online business must comply with many different national, state and local sales tax/value added tax (VAT) regulations that vary depending on business and customer locations or product type.

  . Export compliance. Online businesses must ensure that a proposed transaction complies with complex, rapidly changing export regulations that restrict the export of some goods to prohibited countries, persons and entities.

  . Territory management. A transaction may be subject to policies and restrictions imposed by manufacturers that may prohibit the online business from selling products due to a customer's geographic location.

  . Fulfillment management. Online orders for physical goods must be transmitted to fulfillment centers, distributors or merchant-owned distribution centers for shipment of the goods.

  . Stored value. To generate new revenue streams, improve customer service and loyalty, and improve return on investment from promotional and online initiatives, leading online businesses are integrating Internet stored value technology such as Internet gift or promotional certificates into existing e-commerce, marketing and customer service applications.

   The online business must often address these demands while the customer is waiting online. Information that a traditional retailer can collect during a period of hours, such as fraud screen or export restrictions, often must be available to the online business immediately. In addition, the business must have an e-commerce system that scales as the business grows, provides a high level of reliability and handles peak loads. The e-commerce system of the online business should also integrate smoothly into the existing business and technology and must support secure, authenticated messaging.

 Evolution of E-commerce Transaction Processing Systems

   Early adopters of e-commerce business models typically developed custom transaction processing systems. The online businesses that built these systems often faced long development cycles, which delayed their time-to-market. These custom systems often had limited functionality and scalability and high ongoing maintenance costs.

   More recently, online businesses have attempted to address their transaction processing needs by either purchasing or outsourcing discrete systems. Online businesses that turn to discrete systems like payment processing are still faced with the need to address other potentially costly and time-consuming transaction processing issues like fraud screening or export control. In addition, online businesses that purchase discrete systems often discover that these systems cannot scale as their business grows.

   As the Internet has become an essential marketplace, online businesses are increasingly turning to e-commerce service providers with the expertise to deliver a comprehensive solution that shortens time-to-market and maximizes the value of their investment. These transaction processing solutions should be available at a low initial and overall cost and, at the same time, be scalable to support the growth of the online business. A solution should also allow the business to maintain control over its online content and customer relationships and to integrate new services easily.

The CyberSource Solution

   We are a leading developer and provider of real-time e-commerce transaction services. Through our CyberSource Internet Commerce Suite, we offer online businesses a solution to the challenges of e-commerce transaction processing. Key benefits of our solution include:

  . Faster time-to-market. Our services and technical support enable online businesses to begin processing transactions without lengthy or costly integration efforts. Our services are invoked by a single common interface, the CyberSource Commerce Component, installed on a merchant's commerce server. This interface is available as a pre-installed part of the commerce server application or as a "plug-in,"--a software module that is pre-configured for use with the businesses commerce server, making it easy to install and utilize our services. Currently, the CyberSource Commerce Component is integrated or available as a plug-in for popular commerce servers such as those offered by ATG, BroadVision, IBM, and Microsoft. In addition, we offer development kits that support installation of this interface in most operating system environments including Microsoft NT, UNIX (Sun Solaris, HP UX, IBM AIX, SCO and others) and Linux.

  . Access to a comprehensive suite of services. We provide online businesses with on-demand, online access to services that address a broad spectrum of e-commerce transaction processing issues related to global payment processing, fraud prevention, tax calculation, export compliance, territory management, delivery address verification, fulfillment management and stored value.

  . Enhanced customer flexibility and control. Our comprehensive transaction processing solution enables the online business to choose transaction services a la carte on a per order basis. The online business has the flexibility to purchase any or all of our offered services for each order as needed. In addition, because our services are provided transparently to the customer, online businesses retain complete control over their customers' buying experiences.

  . Global reach. Our services are used by online businesses in many countries throughout the world. We have established a network of virtual network access points in 18 countries on 5 continents. Inaddition, our payment gateways currently support over 150 currencies and provide sales tax/VAT calculations for all Canadian provinces and all countries in the European Union in addition to all United States jurisdictions.

  . Reduced overall costs. Our services enable online businesses to effectively process online transactions without the cost of developing and maintaining their own complex transaction processing systems and infrastructure. Furthermore, our services lower transaction costs by reducing fraud and avoiding the shipment of goods to undeliverable physical addresses in the United States and Canada.

   The technology underlying our e-commerce transaction services provides the following benefits:

  . Scalability. Our services allow online businesses to deliver consistent quality of service as their transaction volumes grow, and to handle daily and seasonal peak periods. As a result, online businesses do not have to expand these areas of their transaction processing infrastructure as their businesses grow.

  . High reliability. Our systems are engineered to provide high reliability, and we provide transaction processing 24 hours a day, 7 days a week. In addition, we offer our customers support 24 hours a day, 7 days a week.

  . Secure messaging. All communications between the customer's Web server and our system are facilitated by our Simple Commerce Messaging Protocol, or SCMP. This encrypted protocol allows for digital signature processing, message integrity, and identity verification of all communications between the customer and us.

  . Real-time responses. Because our services enable online businesses to process e-commerce transactions in real-time, they can improve their level of customer satisfaction and reduce their support costs by avoiding delayed responses and minimizing the need for follow-up communications.

Strategy

   Our objective is to be the leading worldwide provider of real-time e-commerce transaction services. Key elements of our strategy include the following:

     Enhance and Extend Our Suite of E-commerce Services. We intend to build upon our scalable, state-of-the-art transaction processing systems to enhance and extend the suite of services we currently offer. By continuing to invest resources in our core transaction processing engine, the CyberSource Internet Commerce Engine, we intend to further improve availability, reliability and scalability. Based on input from our customers, we plan to introduce new services to solve e-commerce problems as they emerge. For example, in September 1999, we announced an agreement to collaborate with Visa U.S.A. in expanding the capabilities of our Internet Fraud Screen, leveraging Visa's fraud modeling expertise and our Internet fraud reduction experience and historical transaction database. In February 2000, we announced the integration of a new, more powerful fraud detection model that uses neural network and rules-based modeling technology to refine our Internet Fraud Screen enhanced by Visa. In January 2000, we announced support for an alternative payment method with the addition of electronic check processing service. This new service expands our payment services offering and enables online businesses and billers to extend their reach to a broader customer base. We also completed an acquisition in January 2000 with the purchase of ExpressGold, Inc., a developer and provider of Internet stored value and a leader in stored value services, such as private-label, Internet-based gift certificates for online businesses. To supplement our internal development efforts, we will continue to consider strategic acquisitions of complementary technologies and companies.

     Expand Merchant Customer Base through Improved Brand Recognition and Increased Marketing. To date, we have made significant investments in marketing and branding. We are continuing to increase our sales and marketing expenses in 2000 from 1999 levels and plan to continue to do so into the future. We have also increased the size of our direct sales force and entered into additional collaborative relationships to generate new merchant customers as well as to increase the number of transaction services used by our existing merchants.

     Utilize Partnerships to Drive Transactions. We intend to utilize or leverage our relationships with our channel partners including reselling partners such as Bank of America, First Data Corp., Paymentech, and Vital Processing Services; solutions resellers (who offer hosted storefront services) such as Corio, Escalate, Ingram Micro, TicketMaster Online-CitySearch and U.S. Internetworking; and our strategic relationships with GE Capital's Equity Capital Group and Visa to increase our transaction volume and create new markets. We intend to enter into additional relationships with other companies that offer similar benefits.

     Increase International Presence and Operations. We intend to expand the availability and brand recognition of our services throughout the world. For example, we maintain our European headquarters in the United Kingdom and have a sales presence in Germany and Australia. In addition, we have established a payment processing relationship with National Westminster Bank, or NatWest, to expand support for multi-currency payment processing for European and other merchants wishing to support payment and settlement in local European currencies. In March 2000, we entered into a joint venture agreement in Japan with Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource Kabushiki Kaisha, which will provide online businesses in the Japanese market with eCommerce transaction services. We plan to enhance these and similar relationships that will allow us to offer payment processing services in all major currencies and sales tax/VAT services in all major nations. We intend to continue buildi.ng our sales, marketing and operational presence outside of the United States to serve merchants worldwide.

     Build Organization Around the Merchant. We will continue to focus on the needs of our customers and build our services and organization accordingly. For example, we have established a customer advisory board which provides us with valuable feedback on how to improve existing services and identifies potential new services. In addition, we conduct market research utilizing focus groups and customer surveys to learn more about our market and business opportunities. Our online business customers benefit from the collective experience of over 1,200 merchants as we improve existing services and develop new services.

CyberSource Services

   We provide a suite of e-commerce transaction services designed to simplify online operations and allow our customers to focus on marketing and merchandising tasks required for their online businesses. Our services are transparent to the online businesses customers. We also offer digital product rights management and distribution services as well as professional services.

 CyberSource Internet Commerce Suite

   The CyberSource Internet Commerce Suite is offered to online businesses worldwide on a remotely accessed, pay-per-transaction basis. All of our transaction services are accessible through a common software interface residing on the customer's Web server.

   The CyberSource Internet Commerce Suite currently consists of:

Tax Services:              Our tax service calculates sales and use taxes for
                           over 7,000 taxing jurisdictions in the United
                           States and Canada. The service also supports VAT calculation for all countries in the European Union and many others outside the European Union, enabling businesses to comply with most international VAT regulations.

Payment Services:          We provide a range of mission-critical payment
                           processing services designed for web merchants, as well as e-commerce-enabled businesses and government institutions. CyberSource credit card services enables rapid, real-time authorization and settlement of major credit cards, worldwide, in multiple currencies including the Euro. We also support acceptance of personal or business checks online, in real-time, as payment for goods and services.

Risk Management Services:  Our Internet fraud screening system uses artificial intelligence, in conjunction with an extensive transaction history database, to allow online businesses to predict and control fraud. The service, which typically returns a predictive score in fewer than ten seconds, significantly reduces our customers' risk of fraud losses.

                           In July 1999, we entered into an agreement with Visa U.S.A. pursuant to which Visa agreed to verify our fraud screening results for transactions paid for by a Visa credit card, enabling us to continually improve the accuracy and predictability of our Internet Fraud Screen service. This service, called CyberSource Internet Fraud Screen enhanced by Visa was launched in September 1999 and enhanced in February 2000. The new model, built using a combination of neural networks and rules-based modeling technology we believe is the first to use card association reported fraud information to accurately predict Internet fraud. Improved accuracy translates into lower operational costs for online businesses, because they can rely more heavily on automated methods of order screening with lower risk of rejecting valid sales or accepting fraudulent purchases.

Distribution Control       We provide a range of distribution control services
Services:                  to help ensure online businesses comply with
                           corporate, partner, and government policies for product and service sales. They include:

                           . Export control. Through this service we help to
                             ensure that online businesses comply with United States Government export regulations, monitoring order acceptance against a rapidly changing list of denied countries, persons or entities and electronically verifying the customer's location using our geolocation technology.

                           . Policy control. We offer this distribution
                             control service to assist online businesses in complying with internal corporate policies and partner marketing and distribution agreements for product sales. Specifically, this service allows online businesses to limit product or service distribution to specific territories requested by the business, thereby ensuring compliance with marketing policies or distribution agreements.

Fulfillment Management     We support a number of services to help online
Services:                  businesses manage physical and digital product
                           delivery in a secure, efficient fashion. These include:

                           . Fulfillment messaging. We provide secure
                             fulfillment messaging to simplify the
                             transmission of online orders to fulfillment centers, distributors, and merchant-owned distribution centers. The service handles all message routing and supports secure-mail, file transfer protocol and electronic data interchange formats. In addition, this service works in conjunction with our payment services to comply with card association rules regarding settlement upon product shipment.

                           . Delivery address verification. This service is
                             designed to prevent online businesses from shipping goods to incorrect physical addresses in the United States and Canada. This service identifies undeliverable addresses while the customer is still online so that discrepancies can be resolved immediately. This service utilizes database and artificial intelligence technologies to confirm in real-time that city/state/zip combinations are correct and that streets and street addresses are valid.

                           . Secure digital delivery. We use patented
                             technology and digital certificates to provide simple, secure, electronic delivery of digital content, such as software, music, images and documents. Globally distributed servers provide geographic distribution efficiency.

                           . Digital warehousing. We maintain secure digital
                             warehouses for property owned by, or authorized to be sold by, the transacting merchant. Digital products may be archived in the digital warehouses indefinitely to support returns and replacement.

Stored Value:              Through the acquisition of ExpressGold.com, Inc. in
                           January 2000 we added an Internet stored value platform to the CyberSource Internet Commerce
                           Suite. This allows us to offer our online business customers a variety of new services, beginning with gift certificates, corporate incentive certificates and promotional certificates. Whether a merchant is web-centered or traditional with a growing web presence, they can now issue their own private-label gift certificates. The merchant holds the funds and benefits from the increased sales from gift giving, site promotions, and corporate incentive sales. In the future, we plan to offer a variety of other pre-paid payment services and point programs.

 Professional Services

   Our professional services organization provides business application expertise, technical know-how, and product knowledge to complement our products and assist our customers in achieving faster time-to-market. Our professional services include planning, implementation, and training. Our planning services include system and resource evaluation, back-office commerce system design, order fulfillment strategies and commerce applications assessment and recommendations. Our implementation services include project management, merchant bank account acquisition, commerce application configuration and activation and commerce application testing and validation. Our training services include digital product preparation, customer service and support training and ongoing site maintenance.

   For the year ended December 31, 1999, revenues derived from transaction processing, support services, professional services and digital product rights were approximately 58%, 26%, 9% and 7% of total revenues, respectively, compared to 58%, 19%, 4% and 19% of total revenues, respectively, for the year ended December 31, 1998.

Merchants and Markets

   We have a broad customer base from a variety of industry groups. Beyond.com accounted for 13.1% of our revenues in 1999 and 23.7% in 1998. No other customer accounted for 10% or more of our revenues during 1999, 1998 or 1997. Revenues from outside the United States were 23% of revenues for the year ended December 31, 1999. In 1998, the Company derived less than 10% of its revenues from outside the United States.

Sales and Marketing

   Target customers for our e-commerce transaction services include manufacturers wishing to sell directly online, Internet-centric merchants, including those who have developed custom transaction processing systems and established retailers that have opened online stores to supplement their traditional retail models. We reach these online businesses worldwide through a direct sales force as well as through an indirect sales channel that leverages existing sales and marketing infrastructures developed by our partners. In addition to our direct and indirect sales efforts, we work with several strategic partners to promote our e-commerce transaction services. As of December 31, 1999, we had a total of 63 persons in sales and marketing worldwide.

   Direct Sales. Our direct sales force is comprised of dedicated sales professionals that target medium-to-large online businesses that focus primarily on business-to-consumer sales and typically process over 2,500 customer orders per month. In addition, these merchants typically maintain their own online stores. Our direct sales organization consists of account managers and territory managers. Our account managers focus on maintaining high customer satisfaction and selling additional services to existing customers, and our territory managers are responsible for attracting new customers to our services.

   Indirect Sales. Our indirect sales channel is divided into "resellers," "solutions resellers," "web/systems integrators," and "commerce server vendors." These partners have contractual relationships that vary from co-marketing relationships to authorized resale of transaction services.

  . Resellers. Our resellers provide our services as a part of their larger services portfolio, and facilitate the sale and billing of our services. Resellers are authorized to sell our transaction services, as well as our support services. Our resellers include banks and payment services providers such as Bank of America, National Westminster Bank, Paymentech, and Wells Fargo Bank.

  . Solutions resellers. Solutions resellers provide total storefront solutions, typically hosting customized and turnkey storefronts for online businesses which include our eCommerce transaction services. Our solutions resellers manage the entire customer relationship including operations support and transaction services billing, and include ISPs, Portals, or specialized systems integrators such as Corio, Escalate, Ingram Micro, TicketMaster Online-CitySearch, and U.S. Internetworking.

  . Web/systems integrators. These partners assist businesses in the design, development and implementation of online stores, and include Agency.com, iXL, Fort Point Partners and USWeb/CKS.

  . Commerce server vendors. Our commerce server vendors design, develop and distribute software that facilitates the deployment of commerce-enabled Web sites, allowing for seamless integration of our eCommerce transaction services and include Allaire, ATG, Blue Martini, BroadVision, emercis, Evergreen, IBM, Intershop, InterWorld, Microsoft, Oracle, PeopleSoft and Vignette.

   Strategic Partners. Our strategic partners include GE Capital and Visa. We work together with our strategic partners to enhance our existing suite of products, develop new services, and drive the adoption of industry standards while further increasing the visibility of our e-commerce services. We currently have contractual relationships with our strategic partners under which we pay commissions to our strategic partners who refer Internet businesses to us and with whom we enter into a contractual relationship.

   In July 1999, we entered into an agreement with Visa U.S.A. to jointly develop and promote the CyberSource Internet Fraud Screen enhanced by Visa for use in the United States. The agreement has an initial term until August 2001 and will be automatically extended thereafter until terminated by either party. Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. During the term of the agreement, we cannot enter into any development or consultation agreements with certain competitors of Visa in the area of Internet fraud detection.

   Marketing. We use a variety of marketing activities to increase market awareness of our services and educate our target audience. In addition to building awareness of our brand, our marketing activities focus on generating leads for our sales efforts. To build awareness and attract new customers and partners we conduct marketing and partnership programs including advertising, public relations activities, referral programs, co-branded initiatives, virtual seminars and trade shows.

Customer Support

   We provide a range of customer activation and sustaining support services to ensure a high level of performance and reliability and to enable online businesses to get to market more quickly. We offer two levels of rapid start implementation and two levels of sustaining support services in addition to basic account activation: standard support and premier support. All of these services include transaction reporting, fraud list updating and notification of scheduled and unscheduled system downtime and self-help customer support tools on our Web site. Customers may select any combination of implementation and/or sustaining support packages, according to their needs.

   Account Activation. Our account activation level service is intended for use by customers that receive technical support from a technically qualified third party, an organization that resells the CyberSource Internet Commerce Suite, or by those customers with sufficient in-house technical expertise. Account activation allows customers to connect to the CyberSource Internet Commerce Suite, configure all merchant IDs and account information, access test services, gain secure access to our online merchant support center and next business day e-mail support.

   Rapid Start Implementation and Standard Sustaining Support. This level of service is designed to provide support to customers during regular business hours. It provides all of the services of account activation as well as toll free telephone support from 7 a.m. to 7 p.m., Pacific Time, Monday through Friday, from our merchant support group with a guaranteed four hour response time. E-mail support with a guaranteed four hour response time and an initial one hour project orientation conference call with our support professionals is also included.

   Rapid Start Premier Implementation and Premier Sustaining Support. Our premier support level provides the implementation and sustaining support benefits of the standard level with the addition of a dedicated merchant support center engineer available during project implementation, and support available 24 hours a day, 7 days a week, via toll-free telephone access or email with a one hour guaranteed response. Also included are a dedicated business account manager and a review to optimize fraud scoring and other Internet commerce services.

   Through toll-free telephone numbers, our customers can reach our support desk professionals around the clock. As of December 31, 1999, 29 of our employees were dedicated to customer support.

Technology

   Our proprietary transaction processing system employs a modular architecture that was designed to scale rapidly and handle the transaction processing demands of our customers across the Internet. This system is composed of multiple groups of servers and routers acting as a single point of contact for our customers' transaction processing requirements. The primary software components of our system are the E-Transaction Databases, the Internet Commerce Engine, or ICE, the Internet Commerce Services Applications, the Simple Commerce Messaging Protocol, or SCMP, and the SCMP client. This system utilizes industry standards to maximize our compatibility with our customers' e-commerce systems. In addition, we have implemented a global network of data centers and access points that are designed to minimize transaction processing time and system failures.

 E-Transaction Database Architecture

   Three primary databases form the core of our transaction processing system: the transaction process database which maintains information necessary to process each individual transaction; the decision support database, which processes reports and provides detailed information about customers' transactions and the digital products rights management database, which manages and reports on the digital property rights that customers have purchased. Our transaction services rely on these databases to store the information necessary to process transactions. For example, our fraud prevention service relies upon a proprietary database of millions of transactions to assess the risk of fraud.

 Internet Commerce Engine

   Our ICE manages work flow functions and the required communications between our commerce servers, our database and any external resources including First Data Corp., National Westminster Bank, Paymentech and Vital Processing Services. Our Internet Commerce Engine is designed to meet the transaction processing demands of our customers in a secure, fast, efficient, reliable, scalable and interoperable manner. Our ICE was designed to scale rapidly to handle peak transaction processing loads. Separate ICE servers share the transaction load from our customers and provide for immediate backup services should any ICE server fail. Additional ICE servers can be readily added to our data centers to accommodate increased merchant demand.

 Internet Commerce Services Applications

   We have developed a set of software applications that perform the services in our Internet Commerce Suite. These services include global payment processing, fraud prevention, tax calculation, export compliance, territory management, delivery address verification, fulfillment management, and stored value. We are currently in the process of integrating Internet Stored Value Services, that we recently acquired through the ExpressGold acquisition, into the Internet Commerce Engine. We expect to complete this integration during 2000. These applications contain the rules and logic necessary to provide our transaction services to customers. The applications share resources with the ICE and databases which allow us to efficiently add new application services to meet our customers' needs.

 Simple Commerce Messaging Protocol

   We have developed the Simple Commerce Messaging Protocol, or SCMP, to enable efficient and secure connections between our ICE and our customers. In order to ensure secure messaging, SCMP utilizes industry standards for secure communications including the Data Encryption Standard, RSA/public key cryptography and digital certificates. SCMP enables our customers to securely access our suite of commerce services. Most importantly, SCMP can be integrated into any software product that might require our application services.

 SCMP Client

   Our services are invoked by a common programming interface, residing on our customers' commerce servers. This client may be easily installed with a "plug-in" that is available for most popular commerce servers including those offered by BroadVision, IBM and Microsoft. In addition, we have developed software libraries which act as a client and run on most operating systems including Microsoft NT, UNIX (Sun Solaris, HP UX, IBM AIX, SCO and others) and Linux. A customer can access our commerce services using either the plug-in or the software libraries that we have developed.

 Industry Standards

   The implementation of our architecture is based on and complies with widely accepted industry standards. For example, the ICE utilizes industry standard components from industry leaders such as Cisco, Harbinger, Microsoft, Retail Logic, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, enables ease of modification and reduces the need for software modules to be rewritten over time, thus protecting our customers' investments.

 Data Centers and Network Access

   Our data centers are located at leased facilities in Santa Clara, California and London, England. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. These data centers have multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. In addition, we have access to 18 "points of presence" located on 5 continents. That access is provided by an Internet service provider and allows us to serve merchants globally. A "point of presence," or POP, is a point along an Internet service provider's network that enables users to connect to the Internet more directly and therefore more quickly. These points of presence provide rapid access to our suite of services and significantly reduce the number of Internet connections a transaction must pass through to reach us.

Product Development

   Our product development team is responsible for the design, development and release of our core infrastructure and services. We have a well-defined software development methodology that we believe enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our software development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, enabling localization into multiple languages, multi-currency payment processing, global fraud detection, and local regulatory compliance from a single code base. As of December 31, 1999, we employed 56 persons in our product development organization.

   When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality.

Intellectual Property

   Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

   We have been issued two patents and have six patent applications pending. The first issued patent, for a method and system for controlling distribution of software in a multitiered distribution chain, expires in April 2016. The second issued patent, for a method and system for detecting fraud in a credit card transaction over the Internet, expires in July 2017. We have pending patent applications covering enhancements to our Internet fraud screen system, digital delivery, delivery address verification, stored value electronic certificate processing and other technologies for services not yet offered for sale to the public. We investigate, define and prepare applications for new patents as a part of the standard product development cycle. Our engineering management team meets on a routine basis to harvest new invention disclosures from the engineering and architecture groups. We cannot assure you that any patent application that we file will issue as a patent, and we cannot assure you that any patent issued to us will not be held invalid or unenforceable based on prior art or for any other reason.

   We believe that numerous patent applications relating to the Internet commerce field have been filed or have issued as patents. From time to time, in the ordinary course of business, we become aware of one or more patents of third parties that we choose to evaluate for a variety of purposes. These purposes may include determining the general contents of patents, reviewing the technological developments of their assignees, and determining whether our technology may overlap. We have not conducted any search to determine whether any of our services or technology could be alleged to infringe upon any patent rights of any third party. We cannot assure you that none of our products, services, and technology infringes any patent of any third party.

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. While we police the use of our services and technology through online monitoring and functions designed into SCMP and our ICE, an unauthorized third-party may nevertheless gain unauthorized access to our services or pirate our software. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any intellectual property rights we hold.

   From time to time we may receive notice of claims of infringement of other parties' intellectual property rights. As the number of services in our market increases and functionalities overlap, companies such as ours may become increasingly subject to infringement claims. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into licensing agreements. Such licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

Competition

   The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online businesses who develop custom systems. These online businesses who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, Digital River, Hewlett-Packard (VeriFone), HNC Software, Open Market, PaylinX, ShopNow.com and Signio (a subsidiary of VeriSign). In addition, companies, including financial services and credit companies such as First Data Corporation, AT&T and GE Capital, may enter the market for our services. In the future, we also may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

   Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

   We compete on the basis of certain factors, including:

  .system reliability;

  .product performance;

  .breadth of service offering;

  .ease of implementation;

  .time to market;

  .customer support; and

  .price.

   We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is still rapidly evolving, and we may not be able to compete successfully against current and potential future competitors.

Employees

   As of December 31, 1999, we had a total of 228 employees, including 56 persons in product development, 63 persons in sales and marketing, 71 persons in professional services, operations and customer support, 38 persons in general and administrative services. None of our employees is represented by a labor union, and we consider employee relations to be good.

Proprietary Rights

   We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and proprietary rights and information or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

Regulations

   The following regulations can impact our business now or in the future:

     Fair Credit Reporting Act. Because our Internet fraud screening system assesses the probability of fraud in an Internet credit card transaction, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act. As a precaution, we are implementing changes to our systems and processes so that we will be in compliance with the act. Complying with this act requires us to provide information about personal data stored by us. Failure to comply with this act could result in claims being made against us by individual consumers and the Federal Trade Commission.

     Export Control Regulations. Current export control regulations prohibit the export of strong encryption technology without a license, thereby preventing us from using stronger encryption technology to protect the security of data being transmitted to and from Internet merchants outside of the United States. We have obtained a license to use 168-bit encryption technology with our international merchants, and have applied for a license to use higher levels of encryption technology. We cannot be sure that the license to use stronger encryption technology will be issued. If our application is denied, we will be unable to use stronger than 168-bit encryption technology with our international merchants.

     Internet Tax Freedom Act. Enacted in October 1998 and effective through October 2001, the act bars state or local governments from imposing taxes that would subject buyers and sellers of electronic commerce to taxation in multiple states. The act also bars state and local governments from imposing taxes on Internet access through October 2001. When the act expires or if the act is repealed, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting our business.

ITEM 2: PROPERTIES

Facilities

   Our primary offices are located in approximately 32,528 square feet of space in San Jose, California under leases expiring in September 2000 (5,277 square feet) and in January 2001 (27,251 square feet). We also lease space for field sales offices in Jersey City, New Jersey and Los Angeles, California. In addition, we maintain sales and support offices in leased space in Weybridge, United Kingdom.

   In November 1999, we entered into a lease agreement to occupy approximately 72,000 square feet of space in a new facility commencing January 2000 which expires in December 2006. We are planning to relocate to the new facility in April 2000 and, upon the completion of our relocation, we intend to either sublease or terminate the lease for our current facility.

ITEM 3: LEGAL PROCEEDINGS

   In November 1999, Net MoneyIN filed an action against us in the U.S. District Court in the District of Arizona claiming that we have infringed, induced others to infringe, and contributed to the infringement by others of claims of U.S. Patent No. 5,822,737 and U.S. Patent No. 5,963,917. Net MoneyIN's complaint seeks injunctive relief and unspecified damages. We have received an opinion of our patent counsel that the claims of the Net MoneyIN 737 patent are not infringed by our services. In addition, we believe, based upon consultation with our patent counsel, that the claims of the Net MoneyIN 917 patent are not infringed by our services. However there can be no assurance that our payment services will not ultimately be determined to infringe the Net MoneyIN patents, and we anticipate that Net MoneyIN will continue to pursue litigation with respect to these claims.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Since our initial public offering on June 23, 1999, our common stock has traded on the Nasdaq National Market under the symbol "CYBS." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

   Year ended December 31, 1999                                  High   Low
   ----------------------------                                 ------- ----
   Second Quarter (from June 23, 1999)......................... $14 3/4 $ 12
   Third Quarter............................................... $55 3/8 $15 1/4
   Fourth Quarter.............................................. $70 1/2 $40 1/8

   The Company had approximately 360 shareholders of record as of December 31, 1999. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

   With the remaining $18.9 million of net proceeds from the initial public offering in June 1999 and the $111.8 million of net proceeds from the secondary public offering in November 1999, the Company purchased $59.3 million of short-term investments, acquired $2.1 million of property and equipment and used $6.3 million to fund operations during the three months ended December 31, 1999. The remaining $63.0 million of net proceeds was held in various cash and cash equivalent accounts as of December 31, 1999.

ITEM 6: SELECTED FINANCIAL DATA

   The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                 Period From
                                 Years Ended December 31,      March 20, 1996
                                 ---------------------------   (Inception) to
                                   1999      1998     1997    December 31, 1996
                                 --------  --------  -------  -----------------
                                    (in thousands, except per share data)
Consolidated Statements of Op-
 erations Data:
Revenues.......................  $ 12,898  $  3,384  $   968       $   144
Cost of revenues...............    10,835     3,471      324           137
                                 --------  --------  -------       -------
Gross profit (loss)............     2,063       (87)     644             7
Operating expenses:
  Product development..........     7,457     3,802    2,300           338
  Sales and marketing..........    14,552     4,184    1,988           425
  General and administrative...     5,457     1,946      681           387
  Deferred compensation
   amortization................       524        18      --            --
                                 --------  --------  -------       -------
    Total operating expenses...    27,990     9,950    4,969         1,150
                                 --------  --------  -------       -------
Loss from operations...........   (25,927)  (10,037)  (4,325)       (1,143)
Interest income (expense),
 net...........................     1,830       (48)     (13)          --
                                 --------  --------  -------       -------
Net loss.......................  $(24,097) $(10,085) $(4,338)      $(1,143)
                                 ========  ========  =======       =======
Basic and diluted net loss per
 share(1)......................  $  (1.70) $  (2.05)
                                 ========  ========
Shares used in computing basic
 and diluted net loss per
 share(1)......................    14,191     4,918
                                 ========  ========
Pro forma basic and diluted net
 loss per share(1).............  $  (1.25) $  (0.86)
                                 ========  ========
Shares used in computing pro
 forma basic and diluted net
 loss per share(1).............    19,335    11,740
                                 ========  ========
Selected Non-Financial Operat-
 ing Data:
Number of transactions
 processed.....................    47,211     8,560

                                                       December 31,
                                               ------------------------------
                                                 1999    1998     1997  1996
                                               -------- -------  ------ -----
                                                      (in thousands)
Consolidated Balance Sheet Data:
(in thousands)
Cash, cash equivalents and short-term
 investments.................................. $140,249 $11,111  $2,000 $ --
Working capital (deficit).....................  138,899   7,554   2,016   (61)
Total assets..................................  153,774  14,975   3,735   106
Long-term obligations, net of current
 portion......................................      444     256      33   --
Redeemable convertible preferred stock........      --   18,911   2,097   --
Total stockholders' equity (net capital
 deficiency)..................................  147,205  (9,023)  1,037   421

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing per share amounts. Until December 31, 1997, the Company was operated as a division of Beyond.com Corporation and had no outstanding common or preferred shares, and, therefore, there are no loss per share amounts for the 1997 and 1996 periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Overview

   We commenced operations in March 1996 as a division of Beyond.com. On December 31, 1997, Beyond.com transferred assets and liabilities related to its e-commerce transaction processing services division to CyberSource. Our statements of operations and stockholders' equity for 1996 and 1997 reflect our operations as a division of Beyond.com through December 31, 1997. Our statements of operations for 1996 and 1997 include all revenues and costs directly attributable to us, including a corporate allocation of the costs of facilities, salaries and employee benefits. Additionally, incremental corporate administration, finance and management costs were allocated to us. We have incurred significant losses since our inception, and through December 31, 1999 had incurred cumulative losses of approximately $39.7 million. We expect to continue to incur substantial operating losses for the foreseeable future.

   We derive substantially all of our revenues from e-commerce monthly transaction processing fees, and, to a lesser extent, support services, professional services, and digital product rights management fees. Transaction revenues and digital product rights management fees are recognized in the period in which the transactions occur. Our e-commerce transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be cancelled by either party at any time with sixty days prior notice. Support service fees and professional services are recognized as the related services are provided and costs are incurred. As our revenue grows, we expect e-commerce transaction processing revenues to become an increasingly larger percentage of our total revenues. We also expect that our professional services revenues will increase as a percentage of total revenue.

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

Results of Operations

 Years Ended December 31, 1999 and 1998

   Revenues. Revenues increased to $12.9 million in 1999, an increase of approximately $9.5 million or 281.1% as compared to $3.4 million in 1998. This increase is due to the addition of merchants and transaction volume increases from existing merchants resulting from the increased market acceptance of e-commerce. Our transactions processed increased to approximately 47.2 million in 1999 as compared to approximately 8.6 million in 1998. During 1999, Beyond.com accounted for approximately 13.1% of our revenues. Given the continued increase in our customer base, we expect Beyond.com's percentage of total revenues to decrease in future periods as new customers increase our transaction volumes and revenues.

   Cost of Revenues. Cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations, professional services and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and United Kingdom. Cost of revenues increased to $10.8 million or 84.0% of revenues in 1999 from $3.5 million or 102.6% of revenues in 1998. The increase in dollars is primarily due to an increase in operations, merchant support and professional services personnel and related costs of approximately $4.1 million and an increase in depreciation expense on capital equipment of approximately $0.9 million. In addition, international cost of revenues increased due to increased international transaction volumes associated with a third party payment processing gateway in the U.K.

   Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased to $7.5 million in 1999 from $3.8 million in 1998. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. We expect product development expenses to increase in absolute dollars as we hire additional personnel and develop new services.

   Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased to $14.6 million in 1999 from $4.2 million in 1998. The increase is primarily due to an increase in marketing and promotional programs, higher personnel related costs resulting from an increase in personnel and higher sales commissions resulting from an increase in sales. We expect sales and marketing expenses to increase in absolute dollars as we increase our sales and marketing personnel and marketing and promotional programs.

   General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased to $5.5 million in 1999 from $1.9 million in 1998. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. We expect general and administrative expenses to increase in absolute dollars to support the expected growth of our business including our expected relocation to a new facility in April 2000.

   Deferred Compensation Amortization. In 1999, we recorded aggregate unearned compensation in the amount of $1.0 million in connection with the grant of stock options with exercise prices less than the deemed fair value on the respective dates of grant and amortized $0.5 million of deferred compensation during that period.

   Interest Income (Expense), Net. Interest income, which consists of interest earnings on cash, cash equivalents and short-term investments, increased to $2.1 million in 1999 from $0.1 million in 1998. This increase is primarily due to an increase in cash, cash equivalents and short-term investments as a result of equity financings completed during 1999, including our initial public offering in June 1999 and second offering in November 1999. Interest expense increased to $0.3 million in 1999 from $0.2 million in 1998. Interest expense represents interest on an unsecured convertible note, which was converted into Series E preferred stock in June 1999 and subsequently converted into common stock upon the completion of our initial public offering, and interest on capital lease obligations.

   Income Taxes. No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception. As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $26.5 million and $27.2 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2006 through 2019. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such an ownership change.

   We have provided a full valuation allowance on our deferred tax assets because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the reliability of our deferred tax assets. In concluding that a full valuation allowance was required, we considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

 Years Ended December 31, 1998 and 1997

   Revenues. Revenues increased to $3.4 million in 1998 from $1.0 million in 1997, an increase of approximately $2.4 million or 249.6%. The increase is a result of the addition of merchants and increased transaction volumes from existing customers resulting from the increased market acceptance of e-commerce. Since we were a division of Beyond.com, no revenues were recorded from Beyond.com transactions processed during 1997.

   Cost of Revenues. Cost of revenues increased to $3.5 million or 102.6% of revenues in 1998 from $0.3 million or 33.5% of revenues in 1997. The increase in 1998 in dollars and as a percent of revenues is due to an increase of $1.6 million in operations, professional services and merchant support personnel and related costs, an increase of $0.2 million in depreciation expense on capital equipment as well as an increase of $0.3 million in costs related to the hosting of our servers at third party hosting centers in the United States and United Kingdom, which include costs for additional space, installation of equipment and additional phone line requirements.

   Product Development. Product development expenses increased to $3.8 million in 1998 from $2.3 million in 1997. The addition of product development personnel during 1998 primarily accounted for the increase.

   Sales and Marketing. Sales and marketing expenses increased to $4.2 million in 1998 from $2.0 million in 1997. The increase is primarily due to higher personnel related costs and increased sales commissions.

   General and Administrative. General and administrative expenses increased to $1.9 million in 1998 from $0.7 million in 1997. The increase is primarily due to higher personnel related costs resulting from the hiring of additional personnel and, to a lesser extent, from salary increases.

   Deferred Compensation Amortization. During the year ended December 31, 1998, we recorded aggregate unearned compensation in the amount of $0.2 million in connection with the grant of stock options during 1998 with exercise prices less than the deemed fair value on the respective dates of grant.

   Interest Income (Expense), Net. Interest income was approximately $0.1 million in 1998. Interest expense of $0.2 million in 1998 represents interest on an unsecured convertible note and interest on capital leases.

   Income Taxes. No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception.

Liquidity and Capital Resources

   Our cash, cash equivalents and short-term investments increased by approximately $129.1 million from December 31, 1998 to December 31, 1999. This increase resulted from our receipt of approximately $158.0 million in proceeds from the sale of equity securities which was partially offset by our net loss during 1999 of $24.1 million as well as the acquisition of equipment used in our network infrastructure. Our investment in property and equipment during 1999 was approximately $7.0 million, excluding approximately $1.2 million of property and equipment financed under capital leases.

   Net cash used in our operating activities was approximately $21.1 million in 1999 and approximately $8.9 million in 1998. Cash used in operations during 1999 and 1998 was primarily due to our net losses and increases in current assets, offset by depreciation and amortization and increases in accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased in those periods primarily due to the expansion of our operations and the related costs and increases in accrued personnel costs related to headcount growth.

   Net cash used in investing activities was approximately $76.0 million in 1999 and approximately $1.4 million in 1998. This was comprised primarily of purchases of furniture and equipment for new employees and capital equipment used in our network infrastructure and, in 1999, $69.1 million in net purchases of short-term investments. Our planned capital expenditures for 2000 are approximately $15 million, primarily for leasehold improvements for our new headquarter facility that we plan to occupy in April 2000, capital equipment used in our network infrastructure and software and related implementation costs for an enterprise resource planning (ERP) system and a customer relationship management (CRM) system.

   Net cash provided by financing activities was approximately $157.7 million in 1999 and $19.4 million in 1998. Net cash provided by financing activities in 1999 was due primarily to proceeds from our initial and second public offerings which total approximately $158.0 million. Net cash provided by financing activities in 1998 was due primarily to proceeds from our issuance of a convertible note payable of $3.0 million and proceeds from the issuance of preferred stock of $16.5 million.

   We believe that our cash and investment balances as of December 31, 1999 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund expected operating losses as we hire additional personnel and continue to expand our research and development, sales and marketing and general and administrative activities. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. Other than our acquisition of ExpressGold in January 2000 whereby we issued 1,538,475 shares of our common stock in acquiring 100% of the outstanding common stock of ExpressGold, we currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

Year 2000

   We utilize a number of computer software programs and operating systems across our entire organization, including applications used in financial business systems and various administrative functions. During 1999, we compiled certifications and representations of Year 2000 compliance from publishers of all operating systems and software utilized by our employees in the normal course of business. We employed a team of internal personnel to test and update the systems. We have experienced no problems to date related to the Year 2000.

   We rely on two Internet service providers for our Internet access. In 1999, both companies represented in their public filings with the Securities and Exchange Commission that their systems were fully Year 2000 compliant or that that they had processes in place to achieve full compliance prior to the Year 2000. We relied on these Internet service providers to achieve these tasks and did obtain contractual commitments from them regarding Year 2000 issues. We have experienced no problems to date related to the Year 2000.

   We developed proprietary software to perform the Internet commerce services. During 1999, we had completed all code reviews and modifications that we believed were necessary to make our services Year 2000 compliant. We performed testing prior to year end and determined that no additional modifications were necessary. We have experienced no problems to date related to the Year 2000.

   We are highly dependent on a few personal computer manufacturing companies for our supply of desktop hardware and peripherals. In 1999, we had reviewed our primary suppliers' plans for Year 2000 compliance to the extent that Year 2000 issues affect these suppliers' ability to deliver on schedule. Based on our review, these suppliers appeared to have made the necessary modifications to or replacement of their affected systems. We did not receive a contractual commitment from our suppliers regarding Year 2000 issues. We have experienced no problems to date related to the Year 2000.

   In addition, we did not assess the Year 2000 readiness of our merchants. Merchants who were not Year 2000 compliant may have been unable to utilize our services. We are not aware of any of our merchants experiencing problems related to the Year 2000.

   Contingency Plans. We concluded that, if our suppliers were not Year 2000 compliant, the reasonably likely worst case would be that we would be unable to receive desktop hardware and software from them on a timely basis which would have disrupted employee productivity and could have materially adversely affected our business. We had alternate suppliers in place in the event that our current suppliers were not able to provide the necessary hardware and software. Additionally, our IT, engineering, operations and merchants services departments were fully staffed 24 hours a day from December 30, 1999 through January 4, 2000 to address possible issues arising from non-compliance of our services or of our merchants.

                             CAUTIONARY STATEMENTS

   The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the Company's objective to become the leading worldwide provider of real-time e-commerce transaction services, (b) the Company's intention to build upon the core transaction processing systems to enhance and extend the suite of services and improve availability, reliability and scalability, (c) the Company's intention to continue considering strategic acquisitions of complementary technologies and companies to supplement internal development efforts, (d) the Company's intention to utilize or leverage existing relationships with its channel partners and other strategic relationships to increase transaction volume and create new markets, as well as to enter into additional relationships with other companies that offer similar benefits, (e) the Company's intention to expand the availability and brand recognition of the Company's services throughout the world, (f) the Company's plan to enhance relationships and to continue building a sales, marketing and operational presence outside of the United States to serve merchants worldwide, (g) the Company's intention to continue to focus on the needs of customers and build services and organization accordingly, under the heading "Item 1, Business--Strategy"; the Company's belief that its new model using a combination of neural networks and rules-based modeling technology is the first to use card association reported fraud information to accurately predict Internet fraud under the heading "Item 1, Business--Cybersource Services--Risk Management Services"; statement of the Company's plan to offer a variety of other pre-paid payment services and point programs under the heading "Item 1, Business--Cybersource Services--Stored Value"; the Company's belief that (a) a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages, (b) such approach shortens time-to-market without compromising the Company's competitive position or product quality, under the heading "Item 1, Business--Product Development"; the statements regarding (a) the Company's expectation of intensified competition, (b) the Company's expectation that the Company may compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services,
(c) the Company's belief that, although the Company presently competes favorably with respect to each of the listed competitive factors, the rapid evolving market may adversely affect the Company's ability to compete successfully against current and potential future competitors, under the heading of "Item 1, Business--Competition"; statement regarding the Company's efforts in implementing changes to the Company's systems and processes so that the Company will be in compliance with the Fair Credit Reporting Act under the heading of "Item 1, Business--Regulations"; statements regarding the Company's expectation with respect to the growth of e-commerce transaction processing revenues and professional services revenues as a percentage of total revenue under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview"; the Company's expectation with respect to the decrease of Beyond.com's percentage of total revenues under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operation--Years Ended December 31, 1999 and 1998"; statements regarding (a) the Company's belief that there is sufficient cash and investment balances to meet the Company's working capital and other capital requirements for at least the next twelve months, (b) the Company's expectation to continue to use cash to fund expected operation losses and to continue to expand research and development, sales and marketing and general and administrative activities, (c) the Company's expectation to obtain additional equity or debt financing if there capital resources are insufficient to fund the Company's future activities, under the heading "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources"; the Company's intention to sublease its current facility through the expiration of its lease agreement or terminate the lease with the lessor upon the completion of its relocation under the heading "Item 8, Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 4-- Commitments"; statements regarding (a) the Company's intention to vigorously defend against the patent infringement claims, (b) the Company's belief that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position or results of operations, under the heading "Item 8, Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements--Note 8--Litigations and Contingencies". All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the risk factors listed below, as well as those disclosed from time to time in the Company's Reports on Forms 10-Q and 8-K.

   Additional risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

   Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $4.3 million in 1997, $10.1 million in 1998 and $24.1 million in 1999. As of December 31, 1999, we had incurred cumulative losses of $39.7 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We do not expect to sustain similar levels of growth in future periods. We have continued to increase our sales and marketing, network infrastructure, product development and general and administrative expenses in 1999 and plan to continue to do so in 2000. As a result, we will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

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

   Our quarterly results may fluctuate in the future as a result of many factors, including the following:

  . changes in the number of transactions effected by our merchants, especially as a result of seasonality, success of each merchant's business, general economic conditions or regulatory requirements restricting our merchants;

  . our ability to attract new customers and to retain our existing merchants;

  . customer acceptance of our pricing model;

  . our success in expanding our sales and marketing programs; and

  . an interruption with one or more of our gateway processors and channel partners;

  . seasonality of the retail sector.

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

We Could Lose a Significant Portion of Our Business Because We Do Not Have a Long-Term Contract with Our Largest Customer, Beyond.com

   Revenues from services provided to Beyond.com accounted for 13.1% of our revenues in 1999 and 23.7% in 1998. No other customer accounted for more than 10% of our revenues in 1999 or 1998. Any significant decrease in revenues from Beyond.com could materially adversely affect our operating results. We have no long-term contract with Beyond.com that requires it to continue to use any of our services. Accordingly, Beyond.com could cease using all or part of our services on short notice without penalty.

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

   Despite the fact that we have implemented redundant servers in third-party hosting centers, two of which are currently located in Santa Clara, California, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, our business may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem we encountered. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

   Our success also depends on our ability to grow, or scale, our e-commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems and successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant customers, which could materially harm our business.

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

   We may be required to expend significant capital and other resources to protect against security breaches or to address any problems they may cause. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations.

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

   The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, Digital River, Hewlett-Packard (VeriFone), HNC Software, Open Market, PaylinX, ShopNow.com and Signio (a subsidiary of VeriSign). In addition, other companies, including financial services and credit companies such as First Data Corporation, AT&T and GE Capital, may enter the market for our services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

If We Lose Key Personnel or Are Unable to Attract and Retain Additional Qualified Personnel We May Not be Able to Successfully Manage Our Business and Achieve Our Objectives

   We believe our future success will depend upon our ability to retain our key management personnel, including William S. McKiernan, our Chief Executive Officer, and other key members of management because of their experience and knowledge regarding the development, special opportunities and challenges of our business. None of our key employees is subject to an employment contract. We may not be successful in attracting and retaining key employees in the future.

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

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

   We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative infrastructure. We have increased the number of our employees from 45 employees at December 31, 1997 to 127 employees at December 31, 1998 and 228 employees at December 31, 1999. This expansion is placing a significant strain on our managerial and financial resources.

   During 1998, we expended significant time and resources in developing our management information and control systems and our business plan which was completed towards the end of 1998. During 2000, we plan to implement an enterprise resource planning (ERP) system and a customer relationship management (CRM) system. Such implementations are complex projects and demand management resources. In the future, we may not be able to enhance our management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

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

Our Management Team Must Work Together Effectively in Order to Expand Our Business, Increase Our Revenues and Improve Our Operating Results

   Several members of our existing senior management personnel have joined us within the last year. As a result, there is a risk that management will not be able to work together effectively as a team to address the challenges to our business. In addition, our new employees include a number of key managerial, technical and operations personnel who have been with us for a limited period of time. We may need to add additional key personnel in the near future who will also need to be integrated into our management team.

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

Our Current and Prior Overlapping Board Members with Beyond.com May Create Conflicts of Interests and Result in Actions Inconsistent with Stockholder Interests.

   In connection with our spin-off from Beyond.com in December 1997, we entered into agreements with Beyond.com to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of Beyond.com and other members of our management team were also executive officers of Beyond.com. As a result, these agreements were not the result of arms' length negotiations between us and Beyond.com. Further, although we and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities, in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies, of which there are currently two, William S. McKiernan and Bert Kolde, pursue Beyond.com's interests over ours either in the course of transactions between the companies or where the same corporate opportunities are available to both companies.

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

   We also cannot assure you that third parties will not claim our current or future services infringe upon their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could cause costly litigation that could absorb significant management time. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us. See "Business--Intellectual Property" for more information relating to protecting our intellectual property rights and risks relating to claims of infringement upon the intellectual property of others.

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

   We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use the net proceeds of our 1999 equity financings to continue investments in service development, to expand sales and marketing activities, to fund product development, to fund continued operations and potentially to make future acquisitions. We believe that our existing capital resources, will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our merchant base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

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

Our International Business Exposes Us to Additional Foreign Risks

   Services provided to merchants outside the United States accounted for 23.1% and 9.0% of our revenues in 1999 and 1998, respectively. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

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

  . risks of entering markets in which we have no or limited prior experience; and

  . the potential loss of key employees of the acquired company.

Existing Stockholders May Exert Control Over Us to the Detriment of Minority Stockholders

   At December 31, 1999, our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 52.2% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

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

   One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of December 31, 1999, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

   We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. Dollars or Pound Sterling. A strengthening of the U.S. Dollar or the Pound Sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds and commercial paper, we have concluded that there is no material market risk exposure.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

                       CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

   Report of Ernst & Young LLP Independent Auditors........................  31

   Consolidated Financial Statements

   Consolidated Balance Sheets.............................................  32

   Consolidated Statements of Operations...................................  33

   Consolidated Statement of Redeemable Convertible Preferred Stock,
    Division Equity and Stockholders' Equity (Net Capital Deficiency)......  34

   Consolidated Statements of Cash Flows...................................  35

   Notes to Consolidated Financial Statements..............................  36

                REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CyberSource Corporation

   We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, redeemable convertible preferred stock, division equity and stockholders' equity (net capital deficiency), and cash flows of CyberSource Corporation and its predecessor division of Beyond.com Corporation for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 1999 and 1998, and the consolidated results of operations and cash flows of CyberSource Corporation and its predecessor division of Beyond.com Corporation for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

San Jose, California
January 17, 2000

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 71,653  $ 11,111
  Short-term investments...................................   68,596       --
  Accounts receivable, net of allowances of $282 and $229
   at December 31, 1999 and 1998...........................    3,194       863
  Prepaid expenses and other current assets................    1,581       411
                                                            --------  --------
    Total current assets...................................  145,024    12,385
Property and equipment, net................................    8,002     2,300
Other noncurrent assets....................................      748       290
                                                            --------  --------
    Total assets........................................... $153,774  $ 14,975
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
                  (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable......................................... $  1,101  $    531
  Other accrued liabilities................................    3,902       969
  Deferred revenue.........................................      461       120
  Current obligations under capital leases.................      661       211
  Convertible note payable to an officer and stockholder...      --      3,000
                                                            --------  --------
    Total current liabilities..............................    6,125     4,831
Noncurrent obligations under capital leases................      444       256
Commitments and contingencies
Redeemable convertible preferred stock:
  Designated shares--None in 1999 and 24,037,372 in 1998
  Issued and outstanding shares--None in 1999 and
   16,957,061 in 1998......................................      --     18,911
Stockholders' equity (net capital deficiency):
  Convertible preferred stock, $0.001 par value:
   Authorized shares--4,988,842 in 1999 and 25,000,000 in
    1998...................................................      --        --
Common stock, $0.001 par value:
  Authorized shares--50,000,000 Issued and outstanding
   shares--24,056,234 in 1999 and 5,406,536 in 1998........       24         5
Additional paid-in capital.................................  182,429     1,199
Deferred compensation......................................     (654)     (142)
Accumulated other comprehensive loss.......................     (412)      --
Accumulated deficit........................................  (34,182)  (10,085)
                                                            --------  --------
    Total stockholders' equity (net capital deficiency)....  147,205    (9,023)
                                                            --------  --------
    Total liabilities and stockholders' equity (net capital
     deficiency)........................................... $153,774  $ 14,975
                                                            ========  ========

                            See accompanying notes.

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    1999      1998     1997
                                                  --------  --------  -------
Revenues......................................... $ 12,898  $  3,384  $   968
Cost of revenues.................................   10,835     3,471      324
                                                  --------  --------  -------
Gross profit (loss)..............................    2,063       (87)     644

Operating expenses:
  Product development............................    7,457     3,802    2,300
  Sales and marketing............................   14,552     4,184    1,988
  General and administrative.....................    5,457     1,946      681
  Deferred compensation amortization.............      524        18      --
                                                  --------  --------  -------
    Total operating expenses.....................   27,990     9,950    4,969
                                                  --------  --------  -------
Loss from operations.............................  (25,927)  (10,037)  (4,325)
Interest income..................................    2,117       108      --
Interest expense.................................     (287)     (156)     (13)
                                                  --------  --------  -------
Net loss......................................... $(24,097) $(10,085) $(4,338)
                                                  ========  ========  =======
Basic and diluted net loss per share............. $  (1.70) $  (2.05)
                                                  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................   14,191     4,918
                                                  ========  ========
Pro forma basic and diluted net loss per share... $  (1.25) $  (0.86)
                                                  ========  ========
Shares used in computing pro forma basic and
 diluted net loss per share......................   19,335    11,740
                                                  ========  ========


                            See accompanying notes.

                            CYBERSOURCE CORPORATION
            and its predecessor division of Beyond.com Corporation

       CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, DIVISION EQUITY AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                     (In thousands, except share amounts)

                       Redeemable
                      Convertible                                                           Accumulated
                    Preferred Stock                   Common Stock    Additional Deferred      Other     Accumu-
                  ---------------------  Divisional -----------------  Paid in   Compen-   Comprehensive  lated
                    Shares      Amount     Equity     Shares   Amount  Capital    sation       Loss      Defiacit   Total
                  -----------  --------  ---------- ---------- ------ ---------- --------  ------------- --------  --------
Balance at
December 31,
1996............          --        --    $   421          --  $ --    $    --   $   --       $  --      $    --   $    --
Funding provided
by Beyond.com
Corporation.....          --        --      7,051          --    --         --       --          --           --        --
Net loss and
comprehensive
net loss........          --        --     (4,338)         --    --         --       --          --           --        --
Incorporation of
CyberSource and
issuance of
redeemable
convertible
preferred stock
and common stock
in December 1997
upon capital
stock dividend
from Beyond.com
Corporation.....    7,022,558  $  2,097    (3,134)   4,535,000     5      1,032      --          --           --      1,037
                  -----------  --------   -------   ---------- -----   --------  -------      ------     --------  --------
Balance at
December 31,
1997............    7,022,558     2,097       --     4,535,000     5      1,032      --          --           --      1,037
Issuance of
common stock
under stock
option plan.....          --        --        --       871,536   --           7      --          --           --          7
Issuance of
Series D
redeemable
convertible
preferred stock,
net of issuance
costs of $20....    1,851,850     1,980       --           --    --         --       --          --           --        --
Issuance of
Series E
redeemable
convertible
preferred stock,
net of issuance
costs of $114...    8,082,653    14,516       --           --    --         --       --          --           --        --
Issuance of
warrants to Visa
and GE Capital..          --        318       --           --    --         --       --          --           --        --
Deferred
compensation
related to stock
option grants...          --        --        --           --    --         160     (160)        --           --        --
Amortization of
deferred
compensation....          --        --        --           --    --         --        18         --           --         18
Net loss and
comprehensive
loss............          --        --        --           --    --         --       --          --       (10,085)  (10,085)
                  -----------  --------   -------   ---------- -----   --------  -------      ------     --------  --------
Balance at
December 31,
1998............   16,957,061    18,911       --     5,406,536     5      1,199     (142)        --       (10,085)   (9,023)
Common shares
issued for
services........          --        --        --        22,500   --          81      --          --           --         81
Issuance of
common stock
under stock
option plan.....          --        --        --       321,405     1        226      --          --           --        227
Deferred
compensation
related to stock
option grants...          --        --        --           --    --       1,036   (1,036)        --           --        --
Conversion of
note payable
from Officer and
Stockholder into
Series E
preferred
stock...........    1,657,458     3,000       --           --    --         --       --          --           --        --
Net exercise of
warrants........      774,512       --        --           --    --         --       --          --           --        --
Conversion of
preferred stock
into common
stock upon
Initial Public
Offering........  (19,389,031)  (21,911)      --    11,705,793    12     21,899      --          --           --     21,911
Issuance of
common stock in
Initial Public
Offering, net of
issuance costs
of $4,419.......          --        --        --     4,600,000     4     46,181      --          --           --     46,185
Issuance of
common stock in
Second Offering,
net of issuance
costs of
$6,193..........          --        --        --     2,000,000     2    111,807      --          --           --    111,809
Amortization of
deferred
compensation....          --        --        --           --    --         --       524         --           --        524
Unrealized loss
on short-term
investments.....          --        --        --           --    --         --       --         (412)                  (412)
Net loss........          --        --        --           --    --         --       --          --       (24,097)  (24,097)
                                                                                                                   --------
Comprehensive
loss............          --        --        --           --    --         --       --          --           --    (24,509)
                  -----------  --------   -------   ---------- -----   --------  -------      ------     --------  --------
Balance at
December 31,
1999............          --   $    --    $   --    24,056,234 $  24   $182,429  $  (654)     $ (412)    $(34,182) $147,205
                  ===========  ========   =======   ========== =====   ========  =======      ======     ========  ========

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
                                                         (In thousands)
Operating activities
Net loss..........................................  $(24,097) $(10,085) $(4,338)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Common stock issued for services rendered.......        81       --       --
  Depreciation and amortization...................     2,467       778      325
  Amortization of deferred compensation...........       524        18      --
Changes in assets and liabilities:
    Accounts receivable...........................    (2,331)     (397)    (431)
    Prepaid expenses and other current assets.....    (1,170)     (293)     (48)
    Other noncurrent assets.......................      (458)      --       --
    Accounts payable..............................       570       262      147
    Other accrued liabilities.....................     2,933       841      109
    Deferred revenue..............................       341       (30)     124
                                                    --------  --------  -------
Net cash used in operating activities.............   (21,140)   (8,906)  (4,112)
Investing activities
Purchases of property and equipment...............    (7,015)   (1,419)    (927)
Purchases of short-term investments...............   (73,934)      --       --
Sale of short-term investments....................     4,926       --       --
                                                    --------  --------  -------
Net cash used in investing activities.............   (76,023)   (1,419)    (927)
Financing activities
Proceeds from issuance of convertible note payable
 to an officer and stockholder....................       --      3,000      --
Principal payments on capital lease obligations...      (516)      (67)     (12)
Financing provided by Beyond.com Corporation......       --        --     7,051
Loan to Beyond.com Corporation....................       --       (400)     --
Repayment of loan by Beyond.com Corporation.......       --        400      --
Proceeds from issuance of redeemable convertible
 preferred stock, net.............................       --     16,496      --
Proceeds from Public Offerings....................   157,994       --       --
Proceeds from exercise of stock options...........       227         7      --
                                                    --------  --------  -------
Net cash provided by financing activities.........   157,705    19,436    7,039
                                                    --------  --------  -------
Net increase in cash and cash equivalents.........    60,542     9,111    2,000
Cash and cash equivalents at beginning of period..    11,111     2,000      --
                                                    --------  --------  -------
Cash and cash equivalents at end of period........  $ 71,653  $ 11,111  $ 2,000
                                                    ========  ========  =======
Supplemental schedule of cash flow information
Interest paid.....................................  $    287  $    156  $   --
Supplemental schedule of noncash financing activi-
 ties
Property and equipment acquired under capital
 leases...........................................  $  1,154  $    480  $    66
Issuance of warrants to Visa and GE Capital.......  $    --   $    318  $   --
Deferred compensation related to stock option
 grants...........................................  $  1,036  $    160  $   --
Conversion of note payable to an officer and
 stockholder into redeemable convertible preferred
 stock............................................  $  3,000  $    --   $   --
Conversion of redeemable convertible preferred
 stock into common stock..........................  $ 21,911  $    --   $   --

                            See accompanying notes.

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 The Company

   CyberSource Corporation (the Company) was incorporated in the state of Delaware on December 30, 1997. Prior to its incorporation, the Company operated as a division of Beyond.com Corporation (Beyond.com). The Company is a developer and provider of real time e-commerce transaction services.

 Basis of Presentation

   The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiary and the predecessor division of Beyond.com. All intercompany transactions and balances have been eliminated.

   On December 31, 1997, Beyond.com transferred assets and liabilities to its wholly owned subsidiary, CyberSource Corporation. Upon this transfer, Beyond.com distributed capital stock in the form of a dividend to all existing stockholders of Beyond.com on a pro rata basis such that the stockholders of the Company were the same as the stockholders of Beyond.com at the time of the distribution (the Spin-off). The accompanying statements of operations and stockholders' equity for fiscal 1997 reflect the operations of the Company as a division of Beyond.com through December 31, 1997.

   The statements of operations for fiscal 1997 include all revenue and costs directly attributable to the Company, including a corporate allocation of the costs of facilities, salaries, and employee benefits. Additionally, incremental corporate administration, finance, and management costs were allocated to the Company. See Note 7.

   All of the allocations reflected in the 1997 financial statements are based on assumptions that management believes are reasonable under the circumstances. However, these allocations and estimates are not necessarily indicative of the costs that would have resulted if the Company had been operated on a stand-alone basis in fiscal 1997 nor are they necessarily indicative of future costs to support the operations of the Company.

 Foreign Currency Translation

   The financial statements of the Company's non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's subsidiary are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Gains and losses from foreign currency translation were not material through December 31, 1999.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

   The Company derives its revenues from e-commerce service monthly transaction processing fees, support service fees, professional services, and digital product rights management fees. Individual transactions, monthly

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

transaction revenues, and digital product rights management fees are recognized in the period in which the transactions occur. Support service fees and professional services are recognized when the services are provided and the related costs are incurred. For the years ended December 31, 1999 and 1998, Beyond.com, a related party, accounted for 13.1% and 23.7% of revenues, respectively. There were no customers which accounted for greater than 10% of revenues in fiscal 1997.

 Cash, Cash Equivalents and Short-Term Investments

   The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 1999 and 1998, cash equivalents consist primarily of investments in money market funds. To date, the Company has not experienced losses on any of its investments.

   Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are comprised of commercial paper with an original maturity greater than three months and less than one year. Unrealized losses on short-term investments, which represents the difference between the fair market value and the amortized cost, are approximately $412,000 as of December 31, 1999 and are included in accumulated other comprehensive loss. There were no realized gains or losses from the sale of short-term investments during fiscal 1999.

 Accounts Receivable and Concentration of Credit Risk

   At December 31, 1999 and 1998, 11% and 13%, respectively, of accounts receivable are due from Beyond.com. At December 31, 1999 and 1998, accounts receivable due from foreign customers are 11% and 6%, respectively. The Company generally does not require collateral. The Company maintains allowances for potential credit losses.

 Property and Equipment

   Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives.

   Property and equipment consist of the following (in thousands):

                                                                  December 31,
                                                                 --------------
                                                                  1999    1998
                                                                 ------- ------
   Computer equipment and software.............................. $10,195 $2,916
   Furniture and fixtures.......................................     647    272
   Office equipment.............................................     405    116
   Leasehold improvements.......................................     370    144
                                                                 ------- ------
                                                                  11,617  3,448
   Less accumulated depreciation and amortization...............   3,615  1,148
                                                                 ------- ------
                                                                 $ 8,002 $2,300
                                                                 ======= ======

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Product Development

   Product development expenditures are charged to operations as incurred.

 Advertising Expense

   The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $3,440,000 and $32,000 during the years ended December 31, 1999 and 1998, respectively.

 Accounting for Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 Net Loss Per Share and Pro Forma Net Loss Per Share

   In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive. Because the Company was a division of Beyond.com through December 31, 1997 and had no outstanding common or preferred stock, there is no earnings or loss per share presented for 1997.

   Pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                      Year Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Net loss.......................................... $   (24,097) $   (10,085)
                                                      ===========  ===========
   Shares used in computing basic and diluted net
    loss per share...................................      14,191        4,918
   Adjusted to reflect the effect of the assumed
    conversion of redeemable convertible preferred
    stock from the date of issuance..................       5,144        6,822
                                                      -----------  -----------
   Weighted average shares used in computing pro
    forma basic and diluted net loss per share.......      19,335       11,740
                                                      ===========  ===========
   Pro forma basic and diluted net loss per share.... $     (1.25) $     (0.86)
                                                      ===========  ===========

   If the Company had reported net income for the year ended December 31, 1999, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 3,276,767 shares of common stock at December 31, 1999, shares issuable upon exercise of the outstanding warrants prior to the exercise of these warrants in June 1999 and shares issuable upon conversion of the outstanding convertible note payable prior to the conversion of the note in June 1999. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the "as-if

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

converted" method. If the Company had reported net income for the year ended December 31, 1998, diluted earnings per share would have included additional common equivalent shares related to approximately 1,001,000 outstanding options and 1,527,000 shares issuable on conversion of the convertible note payable and exercise of the outstanding warrants at December 31, 1998.

 Income Taxes

   Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities.

 Comprehensive Income

   Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which were previously reported separately in stockholders' equity, to be included in other comprehensive income. Comprehensive income consists of net income and other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

 New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company is currently assessing the potential impact SFAS 133 will have on the Company's statement of financial position.

   In December 1999, the Securities and Exchange Commission issued Statement of Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The Company does not believe that the adoption of SAB 101 will materially change its financial position or results of operations.

2. Balance Sheet Detail

   Other accrued liabilities consist of the following (in thousands):

                                                                     December
                                                                        31,
                                                                    -----------
                                                                     1999  1998
                                                                    ------ ----
   Employee benefits and related expenses.......................... $  833 $310
   Bonuses and commissions.........................................    508  101
   Marketing expenses..............................................    369  --
   Employee stock purchase plan contributions......................    313  --
   Other liabilities...............................................  1,879  558
                                                                    ------ ----
     Total other accrued liabilities............................... $3,902 $969
                                                                    ====== ====

3. Segment Information

   Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. Through December 31, 1999, the Company viewed its operations as principally two segments, e-commerce transaction services (ECTS) and digital product sales and rights management (DPR) for software and other digital products and manages the business based on the revenues of these segments. Additionally, revenues from outside the United States were 23% of revenues for the year ended December 31, 1999. In 1998 and 1997 the Company derived less than 10% of its revenues from outside the United States.

   The following tables presents revenues by the Company's two business units for the years ended December 31, 1999, 1998 and 1997. There were no interbusiness unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues are as follows (in thousands):

                                                                December 31,
                                                             -------------------
                                                              1999    1998  1997
                                                             ------- ------ ----
   ETCS..................................................... $12,031 $2,708 $770
   DPR......................................................     867    676  198
                                                             ------- ------ ----
     Total.................................................. $12,898 $3,384 $968
                                                             ======= ====== ====

4. Commitments

   The Company leases its primary facility and equipment under noncancelable operating leases. The lease agreement for the facility occupied by the Company during 1999 expires periodically through 2001. In November 1999, the Company entered into a lease agreement to occupy a new facility commencing January 2000 which expires in December 2006. The Company is planning to relocate to the new facility in April 2000. Upon the completion of its relocation, the Company intends to sublease its current facility through the expiration of its lease agreement or terminate the lease with the lessor. Rental expense was approximately $1,092,000, $459,000, and $144,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   The Company leases equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in property and equipment, aggregated approximately $1,699,000 and $546,000 at December 31, 1999 and 1998, respectively. Related accumulated amortization was approximately $524,000 and $69,000 at December 31, 1999 and 1998, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 1999 are as follows (in thousands):

                                                               Operating Capital
                                                                Leases   Leases
                                                               --------- -------
   2000.......................................................  $ 3,504  $  758
   2001.......................................................    2,419     406
   2002.......................................................    2,419      62
   2003.......................................................    2,506     --
   2004 and thereafter........................................    8,252     --
                                                                -------  ------
     Total minimum payments...................................  $19,100  $1,226
                                                                =======
   Less amount representing interest..........................              121
                                                                         ------
                                                                          1,105
   Less current portion.......................................              661
                                                                         ------
                                                                         $  444
                                                                         ======

5. Redeemable Convertible Preferred Stock

   Redeemable convertible preferred stock at December 31, 1998 is as follows:

                                                          Designated Outstanding
                                                            Shares     Shares
                                                          ---------- -----------
   Series A..............................................  1,985,520  1,985,520
   Series B..............................................  2,500,000  2,037,038
   Series C..............................................  3,000,000  3,000,000
   Sereis D..............................................  1,851,852  1,851,850
   Series E.............................................. 14,700,000  8,082,653
                                                          ---------- ----------
     Total............................................... 24,037,372 16,957,061
                                                          ========== ==========

   In June 1999, the Company completed an initial public offering and all outstanding shares of the Company's preferred stock, including preferred stock issued in June 1999 upon conversion of a convertible note and exercise of warrants, were converted into 11,705,793 shares of common stock.

   During 1998, in connection with the issuance of Series E preferred stock and certain strategic marketing agreements with Visa and GE Capital, the Company issued warrants to purchase 552,486, 442,910, and 401,243 shares of the Company's Series E preferred stock at exercise prices of $1.81, $3.00, and $4.00 per share, respectively. The warrants were fully exercisable upon the date of issuance and expired three years from the original date of the marketing services agreements. Preferred shares issued upon exercise of the warrants are non-forfeitable.

   The Company determined the fair value of the warrants at the time of issuance to be $318,000 and recorded this amount as a cost of the strategic marketing agreements. The determined value of the warrants was credited to redeemable convertible preferred stock and is being amortized ratably over the three year term of the strategic marketing agreements. The Company amortized $79,000 and $28,000 of the value of the warrants to sales and marketing expense in 1999 and 1998, respectively. In June 1999, all warrants were exercised through a cashless net exercise into 774,512 shares of preferred stock.

                            CYBERSOURCE CORPORATION
            and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


6. Stockholders' Equity

 Common Shares

   The Company is authorized to issue 50,000,000 shares of common stock. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors.

   On April 30, 1999, the Company's Board of Directors approved a 1 for 2 reverse split of the Company's outstanding common stock, and on June 21, 1999, the Company's stockholders approved the reverse split. The par value of the common stock and the authorized shares of common stock were not adjusted as a result of the reverse split. The conversion ratios of each series of preferred stock were adjusted accordingly. The stock split is reflected in the accompanying financial statements and footnotes on a retroactive basis for all periods presented.

   The Company completed its IPO on June 28, 1999. A total of 4,600,000 shares of common stock was sold by the Company at a price of $11.00 per share. The net proceeds to the Company were approximately $46.2 million after deducting the underwriters discount and offering expenses.

   The Company completed a second offering on November 10, 1999. A total of 2,000,000 shares of common stock was sold by the Company at a price of $59.00 per share. The net proceeds to the Company were approximately $111.8 million after deducting the underwriters discount and offering expenses.

   The Company has reserved shares of common stock for future issuance at December 31, 1999 as follows:

1998 and 1999 Stock Option Plans:
  Options outstanding............................................... 3,276,767
  Options available for future grants............................... 1,030,292
1999 Employee Stock Purchase Plan--shares available for future
 purchase...........................................................   500,000
                                                                     ---------
                                                                     4,807,059
                                                                     =========

Stock Options

   In conjunction with the Spin-off of the Company on December 31, 1997, employees of the Company, immediately following the Spin-off, maintained their outstanding exercisable stock options in Beyond.com and in March 1998 were granted additional incentive stock options in the Company. Employees of Beyond.com were granted additional stock options in the Company in March 1998 based on the extent that the employees' original Beyond.com options were exercisable on the date of the Spin-off. The exercise prices of the original Beyond.com option grants and the additional Company stock option grants were adjusted to reflect the allocation of the fair market value per share price between the Company's and Beyond.com's common stock at December 31, 1997. The adjustments to these options resulted in nonstapled options to the employees of each entity and were accounted for and in compliance with the guidelines in Emerging Issues Task Force Issue No. 90-9, and therefore, no compensation expense has been recorded.

   In March 1998, the Company adopted its 1998 Stock Option Plan (the 1998 Option Plan). There are 1,900,000 shares of common stock authorized for issuance under the 1998 Option Plan. The 1998 Option Plan provides for the issuance of common stock and the granting of options to employees, officers, directors, consultants, independent contractors, and advisors of the Company. The exercise price of a nonqualifying stock

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

option and an incentive stock option shall not be less than 85% and 100%, respectively, of the fair value of the underlying shares on the date of grant. Options granted under the 1998 Option Plan generally become exercisable over five years at the rate of 20% per year from the grant date.

   In January 1999, the Company adopted its 1999 Stock Option Plan (the 1999 Option Plan). The Company has reserved 2,500,000 shares of common stock for issuance under the 1999 Option Plan. The provisions of the 1999 Plan are similar to those of the 1998 Option Plan.

   In October 1999, the Company adopted the 1999 Nonqualified Stock Option Plan (the 1999 Nonqualified Option Plan). The Company has reserved 1,100,000 shares of common stock for issuance under the 1999 Nonqualified Option Plan. The 1999 Nonqualified Option Plan provides for the granting of non-qualified stock options to employees, consultants and directors. The other provisions of the 1999 Nonqualified Option Plan are similar to those of the 1999 and 1998 Stock Option Plans. In March 2000, the Company reserved an additional 637,500 shares of common stock for issuance under the 1999 Nonqualified Option Plan.

   The following table summarizes information about the Company's stock option activity under the 1998 Option Plan, the 1999 Option Plan and the 1999 Nonqualified Option Plan. Options granted prior to December 31, 1997 were originated from options granted by Beyond.com and were granted by the Company immediately following the adoption of the 1998 Option Plan.

                                                                Options
                                                              Outstanding
                                                           -------------------
                                                                      Weighted
                                                                      Average
                                                 Shares    Number Of  Exercise
                                               Available    Shares     Price
                                               ----------  ---------  --------
Shares reserved...............................  1,900,000        --    $  --
Option granted based upon Beyond.com option
 grants prior to Spin-off..................... (1,227,183) 1,227,183   $ 0.16
Options granted...............................   (679,575)   679,575   $ 0.47
Options exercised.............................        --    (871,536)  $ 0.01
Options canceled..............................     34,521    (34,521)  $ 0.38
                                               ----------  ---------   ------
Balance at December 31, 1998..................     27,763  1,000,701   $ 0.31
Additional shares reserved....................  3,600,000        --    $  --
Options granted............................... (2,884,400) 2,884,400   $12.92
Options exercised.............................        --    (321,405)  $ 0.70
Options canceled..............................    286,929   (286,929)  $ 5.22
                                               ----------  ---------   ------
Balance at December 31, 1999..................  1,030,292  3,276,767   $10.95
                                               ==========  =========   ======

   In connection with certain stock options granted in 1999 and 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of $1,036,000, and $160,000, respectively, which is being amortized on a graded method over the four-year vesting period of the options. In fiscal 1999 and 1998, $524,000 and $18,000 of this amount was amortized to compensation expense.

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes information about options outstanding at December 31, 1999:

                                           Weighted    Number of
                                Weighed    Average      Options   Weighted
                     Number of  Average   Remaining   Exercisable Average
                      Options   Exercise Contractual     Upon     Exercise
   Exercise Price   Outstanding  Price   Life (Years)  Issuance    Price
   --------------   ----------- -------- ------------ ----------- --------
   $0.007--$0.20       239,873   $ 0.08      8.21        86,563    $0.05
   $0.54               346,869   $ 0.54      8.68        74,937    $0.54
   $3.62             1,208,975   $ 3.62      9.11        50,516    $3.62
   $5.72--$7.20        193,750   $ 5.96      9.26           --     $ --
   $9.00               743,000   $ 9.00      9.45        20,000    $ --
   $22.44--$30.00      130,800   $25.60      9.59           --     $ --
   $32.00--$66.25      413,500   $48.59      9.82         7,500    $ --
                     ---------                          -------
                     3,276,767   $10.95                 239,516    $1.07
                     =========                          =======

   At December 31, 1998 and 1997, 139,378 and 828,640 options were exercisable at a weighted average exercise price of $0.06 and $0.004, respectively.

Employee Stock Purchase Plan

   In June 1999, the Company's board of directors and stockholders adopted its 1999 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. No shares have been issued under this plan as of December 31, 1999.

Stock-Based Compensation

   Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the black scholes method in 1999 and the minimum value method in 1998 and 1997 with the following weighted average assumptions: a risk-free interest rate of 5.55%, 5.15% and 6.16% for 1999, 1998, and 1997, respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of
1.13 for 1999 and no volatility factor for 1998 or 1997; and a weighted average expected life of the option of four years.

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had compensation cost been determined using the fair value at the grant date for options granted calculated using the black scholes or the minimum value method of SFAS 123, the Company's actual net loss would have been increased to the pro forma amounts indicated below:

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     1999      1998     1997
                                                   --------  --------  -------
   Pro forma net loss (in thousands).............. $(26,707) $(10,088) $(4,339)
   Pro forma and diluted net loss per share....... $  (1.88) $  (2.05)

   The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $2.51, $0.08 and $0.02 per share for options granted during 1999, 1998 and 1997, respectively.

   The pro forma impact of options on the net loss for the years ended December 31, 1999, 1998 and 1997 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

7. Related Party Transactions

Funding Prior to Spin-off

   Through December 31, 1997, the Company utilized Beyond.com's centralized cash management services and processes related to receivables, payables, payroll, and other activities. Through December 31, 1997, the Company's net cash requirements were funded by Beyond.com. Net financing provided by Beyond.com to the Company in 1997 was approximately $7,051,000 including funding related to expenditures for operations and investing activities and corporate services provided, as described below. There were no intercompany transfers and no amounts were paid to Beyond.com by the Company in repayment of the financing. Through the date of the Spin-off, this amount was included in division equity. The average balance financed by Beyond.com during fiscal 1997, which did not bear interest, was approximately $6,000,000.

Corporate Services

   In accordance with Staff Accounting Bulletin No. 55, additional allocations have been reflected in these financial statements for 1997. These expenses have included corporate communications, management, compensation and benefits administration, payroll, accounts payable, income tax compliance, and other administration and finance overhead. Allocations and charges were based on either a direct cost pass-through for incremental corporate administration, finance and management costs and a percentage allocation of costs for other services provided based on factors such as net sales, headcount, and relative expenditure levels. Such allocations and corporate charges totaled $688,500 for the year ended December 31, 1997.

   Management believes that the basis used for allocating corporate services is reasonable. However, the terms of these transactions may differ from those that would result from transactions among unrelated parties. The CEO of the Company is Chairman of the Board of Beyond.com, and the companies also have one other member of their Board of Directors in common. Pursuant to the terms of an agreement entered into in

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

connection with the Spin-off from Beyond.com, the Company provides services to Beyond.com on a nonexclusive basis. During 1999 and 1998, the Company recorded approximately $1,687,000 and $801,000, respectively, of revenues related to these services. As of December 31, 1999 and December 31, 1998, amounts receivable from Beyond.com were approximately $354,000 and $147,000, respectively.

   In July 1999, the Company purchased a software license from Beyond.com for $600,000 which is being amortized to cost of revenues over two years.

Note Receivable Issued to Beyond.com

   On March 18, 1998, the Company loaned $400,000 to Beyond.com. The note was repaid as of June 1998.

Convertible Note Payable to Officer and Stockholder

   In August 1998, the Company issued an unsecured convertible one-year promissory note to an officer and stockholder from whom it had borrowed an aggregate of $3,000,000 in July 1998. The note, which was amended in October 1998, was payable in full on October 21, 1999 and bore interest at a rate of 10% per annum. The note converted into 1,657,458 shares of Series E redeemable convertible preferred stock in June 1999, prior to the completion of the Company's initial public offering.

8. Litigation and Contingencies

   A former Vice President of Product Management filed a lawsuit against the Company in the Superior Court of California in Santa Clara County on April 8, 1999 seeking monetary and equitable relief. The plaintiff alleged several causes of action, including wrongful termination, defamation, fraud, and unfair business practices arising out of her three month employment with the Company. On November 2, 1999, the lawsuit was settled for an immaterial amount.

   In November 1999, a lawsuit was filed against the Company alleging that the company's payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. While there can be no assurances as to the outcome of this litigation, the Company has obtained an opinion of patent counsel that the Company's payment services do not infringe upon one of the plaintiff's patents and believes, based on consultation with patent counsel, that its payment services do not infringe upon the other patent. The Company intends to vigorously defend against the claims asserted.

   From time to time, the Company may be involved in other litigation relating to claims arising out of its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position or results of operations.

9. Income Taxes

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $26,500,000 and $27,200,000, respectively. As of December 31, 1999, the Company also had federal and state research credit carryforwards of approximately $460,000 and $240,000, respectively.

   The net operating loss and credit carryforwards will expire at various dates beginning in 2006 through 2019, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                            CYBERSOURCE CORPORATION
             and its predecessor division of Beyond.com Corporation

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The net deferred tax asset has been fully offset by a valuation allowance. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, are as follows (in thousands):

   Deferred tax assets:

                                                         1999         1998
                                                     ------------  -----------
Net operating loss carryforwards.................... $ 10,800,000  $ 3,400,000
Research credit carryforwards.......................      700,000      200,000
Other, net..........................................    1,700,000      300,000
                                                     ------------  -----------
Net deferred tax assets............................. $ 13,200,000  $ 3,900,000
Valuation allowance................................. $(13,200,000) $(3,900,000)
                                                     ============  ===========
Net deferred tax assets............................. $        --   $       --
                                                     ============  ===========

   Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the weight of available evidence, which includes the Company's historical operating performance, the reported net losses in 1999 and 1998, and the uncertainties regarding future results of operations of the Company, the Company has provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $9,300,000 during 1999 and increased by $3,900,000 during 1998.

10. Subsequent Event

   On January 10, 2000, the Company acquired ExpressGold.com, Inc. ("ExpressGold"), a developer of an Internet Stored Value platform that allows merchants to offer gift certificates, promotional certificates and corporate incentives to businesses and consumers, in exchange for 1,554,431 shares of the Company's common stock. The business combination is intended to be accounted for as a pooling of interests.

   The following related results of operations would have been reflected if the acquisition had occurred prior to December 31, 1999 (unaudited):

                                                               1999      1998
                                                             --------  --------
                                                              (in thousands)
   Revenues................................................. $ 12,931  $  3,384
   Net loss................................................. $(29,845) $(10,247)
   Net loss per share....................................... $  (1.95) $  (2.08)

   On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide eCommerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners until CyberSource K.K. achieves at least $2 million in quarterly revenue.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM S-8

   (a) 1. Financial Statements

   The following documents are filed as part of this Report:

   Report of Ernst & Young LLP Independent Auditors........................  31
   Consolidated Balance Sheets.............................................  32
   Consolidated Statements of Operations...................................  33
   Consolidated Statement of Redeemable Convertible Preferred Stock,
    Division Equity and Stockholders' Equity (Net Capital Deficiency)......  34
   Consolidated Statements of Cash Flows...................................  35
   Notes to Consolidated Financial Statements..............................  36

   2. Financial Statement Schedule

   Schedule II--Valuation and Qualifying Accounts is listed on page 48 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

   3. Index to Exhibits

   See Index to Exhibits on page 29.

   (b) Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                            CYBERSOURCE CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1997, 1998 and 1999
                                 (In thousands)

                          Balance at   Amounts Charged
                         beginning of to Revenue, Costs, Write-offs and Balance at
                             year        or Expenses       Recoveries   End of Year
                         ------------ ------------------ -------------- -----------
1997
  Allowance for Doubtful
   Accounts.............     $--             $332             $--          $332
1998
  Allowance for Doubtful
   Accounts.............     $332            $193             $296         $229
1999
  Allowance for Doubtful
   Accounts.............     $229            $367             $314         $282

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 30th day of March, 2000.

                                          CYBERSOURCE CORPORATION

                                                  /s/ William S. McKiernan
                                          By: _________________________________
                                                    William S. McKiernan
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. McKiernan and Charles E. Noreen, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ William S. McKiernan        Chief Executive Officer      March 30, 2000
______________________________________
         William S. McKiernan

      /s/ Charles E. Noreen, Jr.       Vice President of Finance    March 30, 2000
______________________________________  and Chief Financial
        Charles E. Noreen, Jr.          Officer

            /s/ Bert Kolde             Director                     March 30, 2000
______________________________________
              Bert Kolde

       /s/ Linda Fayne Levinson        Director                     March 30, 2000
______________________________________
         Linda Fayne Levinson

         /s/ Steven P. Novak           Director                     March 30, 2000
______________________________________
           Steven P. Novak

        /s/ Richard Scudellari         Director                     March 30, 2000
______________________________________
          Richard Scudellari

                                 EXHIBIT INDEX

 Exhibit
  Number                                Document
 -------                                --------
  3.1*     Certificate of Incorporation of the Registrant, as amended.
  3.2*     Bylaws of the Registrant, as amended.
  4.1      Reference is made to Exhibits 3.1 and 3.2.
           Form of Indemnification Agreement between the Registrant and each
 10.1*+    of its directors and officers.
 10.2*+    1998 Stock Option Plan.
 10.3*+    1999 Stock Option Plan.
           Standard Office Lease dated August 20, 1996 by and between
           California State Automobile Association Inter-Insurance Bureau as
 10.4*     Landlord and CyberSource Corporation as Tenant.
           First Amendment to Lease dated October 20, 1997 by and between
           California State Association Inter-Insurance Bureau as Landlord and
 10.5*     CyberSource Corporation as Tenant.
           Assignment of Standard Office Lease dated December 31, 1997 by and between CyberSource Corporation as Assignor and Internet Commerce
 10.6*     Services Corporation as Assignee.
           Sublease dated July 1, 1998 by and between MultiGen Inc. of
 10.7*     California as Sublessor and CyberSource of California as Sublessee.
           Second Amendment to Lease dated October 30, 1998 by and between
           California State Automobile Association Inter-Insurance Bureau as
 10.8*     Landlord and CyberSource Corporation as Tenant.
           Conveyance Agreement dated December 31, 1997 by and between
 10.9*x    CyberSource Corporation and Internet Commerce Service Corporation.
           Amended and Restated Inter-Company Cross License Agreement dated
           May 19, 1998 by and between Internet Commerce Services Corporation
 10.10*x   and software.net Corporation.
           Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net
 10.11*x   Corporation.
           Amended and Restated Investors' Rights Agreement dated October 21,
 10.12*    1998.
           Amended and Restated Convertible Promissory Note, dated October 21,
 10.13*    1998.
 10.14*+   1999 Employee Stock Purchase Plan.
           Development and Marketing Agreement dated July 26, 1999 by and
 10.15**x  between CyberSource Corporation and VISA U.S.A., Inc.
           CyberSource Internet Commerce Services Agreement dated May 1, 1999
 10.16**x  by and between CyberSource Corporation and Beyond.com.
 10.17**x  1999 Nonqualified Stock Option Plan.
           Software License Agreement dated June 30, 1999 by and between
 10.18**x  CyberSource Corporation and Beyond.com Corporation.
           Lease Agreement dated November 3, 1999 by and between Shoreline
 10.19     Investments V and CyberSource Corporation.
 23.1      Consent of Ernst & Young LLP, Independent Auditors.
 24.1      Powers of Attorney. Reference is made to Page 50.
 27.1      Financial Data Schedule

--------
 * Previously filed as an exhibit, bearing the same number, to the Registrant's registration statement on Form S-1 (No. 333-77565)
** Previously filed as an exhibit, bearing the same number, to the Registrant's registration statement on Form S-1 (No. 333-89337).
 x Confidential treatment granted as to portions of this exhibit.
 + Management contract or compensation plan, contract or arrangement.