Form 10-Q
period 2000-03-31
CYBERSOURCE CORP
filed 2000-05-09
CIK 934280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000.

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


                             1295 CHARLESTON ROAD
                        MOUNTAIN VIEW, CALIFORNIA 94043
                          --------------------------
              (Address of Principal Executive Offices)(Zip Code)


      Registrant's Telephone Number, Including Area Code: (650) 965-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]


As of April 30, 2000, there were 25,933,069 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 24 pages with the Index to Exhibits located on page 22.

                            CYBERSOURCE CORPORATION
                         INDEX TO REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 2000

                                                                                        Page
                                                                                        ----

                        PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2000 and
           December 31, 1999............................................................  3

           Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000 and 1999...................................................  4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999...................................................  5

           Notes to Condensed Consolidated Financial Statements.........................  6

Item 2.    Management's Discussion and Analysis of Financial Condition And Results of
              Operations................................................................  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................... 20

                         PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................................ 21

Item 2.    Changes in Securities and Use of Proceeds.................................... 21

Item 6.    Exhibits and Reports on Form 8-K............................................. 22

Signature  ............................................................................. 24

                         PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                            CYBERSOURCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    March 31,    December 31,
                                                                      2000         1999 (1)
                                                                   -----------   ------------
                                                                          (Unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                           $ 82,873        $ 71,673
 Short-term investments                                                46,292          68,596
 Accounts receivable, net of allowances of $663 and $282
   at March 31, 2000 and December 31, 1999, respectively                3,770           3,212
 Prepaid expenses and other current assets                              1,807           1,589
                                                                     --------        --------
  Total current assets                                                134,742         145,070


Property and equipment, net                                            12,097           8,300
Investment in joint venture                                               618               -
Other noncurrent assets                                                   444             752
                                                                     --------        --------
  Total assets                                                       $147,901        $154,122
                                                                     ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
 Accounts payable                                                    $  1,074        $  1,311
 Other accrued liabilities                                              5,758           4,686
 Deferred revenues                                                        737             461
 Current obligations under capital leases                                 651             661
                                                                     --------        --------
  Total current liabilities                                             8,220           7,119

Noncurrent obligations under capital leases                               270             444

Stockholders' equity:
 Common stock                                                              26              26
 Additional paid-in capital                                           189,249         187,828
 Deferred compensation                                                   (529)           (791)
 Accumulated other comprehensive loss                                    (103)           (412)
 Accumulated deficit                                                  (49,232)        (40,092)
                                                                     --------        --------
  Total stockholders' equity                                          139,411         146,559
                                                                     --------        --------
  Total liabilities and stockholders' equity                         $147,901        $154,122
                                                                     ========        ========


________________________
(1)  Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                                               Three Months Ended
                                                                               ------------------
                                                                                    March 31,
                                                                                  ------------
                                                                               2000       1999 (1)
                                                                               -----      --------
Revenues:
  Transaction and support                                                     $  4,396     $ 1,627
  Professional services                                                          2,354          86
                                                                              --------     -------
   Total revenues                                                                6,750       1,713

Cost of revenues:
  Transaction and support                                                        3,784       1,384
  Professional services                                                          1,558         121
                                                                              --------     -------
   Cost of sales                                                                 5,342       1,505

Gross profit                                                                     1,408         208

Operating expenses:
 Product development                                                             2,952       1,376
 Sales and marketing                                                             5,457       2,130
 General and administrative                                                      2,963       1,019
 Acquisition related costs                                                         834           -
 Deferred compensation amortization                                                262          67
                                                                              --------     -------
Total operating expenses                                                        12,468       4,592
                                                                              --------     -------


Loss from operations                                                           (11,060)     (4,384)
Interest income (expense), net                                                   1,920          11
                                                                              --------     -------
Net loss                                                                      $ (9,140)    $(4,373)
                                                                              ========     =======

Basic and diluted net loss per share                                            $(0.36)     $(0.70)
                                                                              ========     =======
Shares used in computing basic and diluted net loss per share                   25,674       6,212
                                                                              ========     =======

Proforma basic and diluted net loss per share                                               $(0.26)
                                                                                           =======

Shares used in computing proforma basic and diluted net loss per share                      16,702
                                                                                           =======

(1)  Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                            --------------------
                                                                              2000      1999 (1)
                                                                            --------   ---------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                    $ (9,140)    $(4,373)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Common stock issued to consultants for services                                  -          81
  Depreciation and amortization                                                1,076         359
  Amortization of deferred compensation                                          262          67
  Changes in operating assets and liabilities:
   Accounts receivable                                                          (558)       (161)
   Prepaid expenses and other current assets                                    (218)       (228)
   Other noncurrent assets                                                       308           -
   Accounts payable                                                             (237)        433
   Other accrued liabilities                                                   1,803         380
   Deferred revenues                                                             276         111
                                                                            --------     -------
Net cash used in operating activities                                         (6,428)     (3,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (4,873)       (527)
Purchases of short-term investments                                          (12,442)          -
Sales of short-term investments                                               35,055           -
Investment in joint venture                                                     (618)          -
                                                                            --------     -------
Net cash provided by (used in) investing activities                           17,122        (527)

CASH FLOWS FROM FINANCING ACTIVITES:
Principal payments on capital lease obligations                                 (184)        (62)
Proceeds from exercise of stock options                                          304          25
Proceeds from employee stock purchase plan                                       386           -
                                                                            --------     -------
Net cash provided by (used in) financing activities                              506         (37)
                                                                            --------     -------

Increase (decrease) in cash and cash equivalents                              11,200      (3,895)
Cash and cash equivalents at beginning of period                              71,673      11,422
                                                                            --------     -------
Cash and cash equivalents at end of period                                  $ 82,873     $ 7,527
                                                                            ========     =======

Supplemental schedule of cash flow information
Interest paid                                                               $     31     $    96

Supplemental schedule of noncash financing activities
Property and equipment acquired under capital lease                         $      -     $   339
Deferred compensation related to stock option grants                        $      -     $   596
Conversion of note payable and related accrued interest into
 common stock                                                               $    731     $     -

(1) Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-26477.

The condensed consolidated balance sheets, condensed consolidated statements of operations and the condensed consolidated statements of cash flows have been restated to include the results of operations of ExpressGold.com (see Note 2, "Acquisition of ExpressGold.com, Inc.") which was acquired in January 2000.

2.  ACQUISITION OF EXPRESSGOLD.COM, INC.

On January 10, 2000, the Company acquired ExpressGold.com, Inc. ("ExpressGold"), a developer of an Internet Stored Value platform that allows merchants to offer gift certificates, promotional certificates and corporate incentives to businesses and consumers. Under the terms of the acquisition agreement, the Company issued 1,554,431 shares of CyberSource common stock in exchange for all of ExpressGold's common stock. In addition, the Company issued 176,500 stock options in exchange for ExpressGold's previously outstanding stock options. The number of shares of CyberSource shares was calculated using an exchange ratio of approximately 1.3 shares of CyberSource for each share of ExpressGold common stock. The transaction was accounted for as a pooling of interests and, accordingly, the historical condensed consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of ExpressGold for all periods presented.

The following represents the results of operations for the three months ended March 31, 1999 for the Company and ExpressGold prior to the restatement resulting from the acquisition (in thousands):

                                      Cybersource     ExpressGold
                                      -----------     -----------
Revenues...........................     $ 1,713         $     -
Net loss...........................     $(4,190)        $  (183)
Net loss per share.................     $ (0.77)        $ (0.25)

3.  COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                              2000           1999
                                                         ------------     -----------
Net loss..............................................       $(9,140)        $(4,373)
Change in unrealized loss on short-term investments...           309               -
                                                             -------         -------
Comprehensive loss....................................       $(8,831)        $(4,373)
                                                             =======         =======

4.  NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Pro forma net loss per share has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in the net loss per share that converted upon completion of the initial public offering in June 1999.

If the Company had reported net income for the three months ended March 31, 1999, diluted earnings per share would have included additional common equivalent shares related to approximately 2,035,575 outstanding options at March 31, 1999. If the Company had reported net income for the three months ended March 31, 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 4,241,024 shares of common stock at March 31, 2000. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

5.  LEGAL MATTER

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

6.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information regarding operating segments.

Given a change in its business model, the Company currently views its operations as principally two segments, e-commerce transaction services and support and professional services and manages the business based on the revenues of these segments. We had previously considered digital product sales and rights management as a segment. However, revenue from digital product and rights management has decreased to less than 10% of total revenues for the three months ended March 31, 2000 and we expect this percentage to continue to decline.

The following table presents revenues and cost of revenues by the Company's two business units for the three months ended March 31, 2000 and 1999. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments. All of the Company's expenses, with the exception of cost of revenues, are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

                                                       Three Months Ended March 31,
                                                       -----------------------------
                                                        2000                   1999
                                                       ------                 ------
Revenues:
E-commerce transaction services and support.......      $4,396                $1,627
Professional services.............................       2,354                    86
                                                       -------               -------
                      Total revenues..............      $6,750                $1,713
                                                       =======               =======

Cost of revenues:
E-commerce transaction services and support.......      $3,784                $1,384
Professional services.............................       1,558                   121
                                                       -------               -------
                      Total cost of revenues......      $5,342                $1,505
                                                       =======               =======

Additionally, revenues from outside the United States were 7.9% and 18.6% of revenues for the three months ended March 31, 2000 and 1999, respectively.

7.  INVESTMENT IN JOINT VENTURE

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2 million in quarterly revenue. On March 31, 2000, the Company contributed $618,000 to the joint venture. The joint venture will be accounted for under the equity method of accounting until the veto rights described above granted to the partners expire. After such date, the Company expects to consolidate the financial position and results of operations of CyberSource K.K.

8.  RECENT ACCOUNTING PRONOUNCEMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for research and development, selling, general and administrative operations; the amount of and specific uses of anticipated capital expenditures; and expectations regarding liquidity and adequacy of cash resources. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-26477.

OVERVIEW

We derive substantially all of our revenues from e-commerce monthly transaction processing fees, professional services, support services and, to a lesser extent, digital product rights management fees. Transaction revenues and digital product rights management fees are recognized in the period in which the transactions occur. Our e-commerce transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. We have incurred significant losses since our inception, and through March 31, 2000 had incurred cumulative losses of approximately $54.6 million, which includes the cumulative losses of ExpressGold.com, Inc. We expect to continue to incur substantial operating losses for the foreseeable future.

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

The following discussion compares the results of operations for the three months ended March 31, 2000 and 1999 after restatement to reflect the acquisition of ExpressGold.com, Inc., which was accounted for as a pooling of interests.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues. Revenues were $6.8 million for the three months ended March 31, 2000 as compared to $1.7 million for the three months ended March 31, 1999, an increase of approximately $5.0 million or 294.0%. Transaction and support revenues were $4.4 million for the three months ended March 31, 2000 as compared to $1.6 million for the three months ended March 31, 1999, an increase of approximately $2.8 million or 170.2%. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 24.2 million during the three months ended March 31, 2000 as compared to approximately 5.8 million processed during the three months ended March 31, 1999. Professional services revenues were $2.4 million for the three months ended March 31, 2000 as compared to $86,000 for the three months ended March 31, 1999 due to demand for our professional services that occurred during the three months ended March 31, 2000.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $3.8 million or 86.1% of transaction and support revenues for the three months ended March 31, 2000 as compared to $1.4 million or 85.1% of transaction and support revenues for the three months ended March 31, 1999. The increase in absolute dollars is due to higher personnel related costs resulting from an increase in personnel and an increase in depreciation expense on capital equipment. Professional services cost of revenues consist principally of personnel related costs and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $1.6 million or 66.2% of professional services revenues for the three months ended March 31, 2000 as compared to $121,000 or 140.7% of professional services revenues for the three months ended March 31, 1999. The increase in absolute dollars is due to higher personnel and contractor related costs resulting from an increase in personnel and contractor usage necessary to support our increase in professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due to economies of scale resulting from the increase in professional services projects.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $3.0 million for the three months ended March 31, 2000 as compared to $1.4 million for the three months ended March 31, 1999. The increase is due to higher personnel related costs resulting from an increase in personnel and increased facilities and infrastructure related costs. We expect product development expenses to increase in absolute dollars as we hire additional personnel and develop new services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $5.5 million for the three months ended March 31, 2000 as compared to $2.1 million for the three months ended March 31, 1999. The increase is primarily due to additional personnel related costs resulting from an increase in personnel and increased advertising expenses resulting from marketing and promotional programs. We expect our sales and marketing expenses to increase in absolute dollars as we continue to hire personnel to support our increasing sales volume.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $3.0 million for the three months ended March 31, 2000 as compared to $1.0 million for the three months ended March 31, 1999. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. In addition, general and administrative expenses include approximately $0.7 million of costs that were incurred during the three months ended March 31, 2000 relating to our facility relocation and rent on an unoccupied facility as it was prepared for occupancy. We expect general and administrative expenses to increase in absolute dollars to support the expected growth in our business.

Acquisition Related Costs. Acquisition related costs in the amount of $0.8 million consist of costs incurred related to our acquisition of ExpressGold.com, Inc. in January 2000.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $0.3 million for the three months ended March 31, 2000 which includes a one-time compensation charge of $0.1 million relating to our acquisition of ExpressGold,com, Inc.

Interest Income (Expense), Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $2.0 million for the three months ended March 31, 2000 as compared to $15,000 for the three months ended March 31, 1999. The increase is primarily due to increased cash, cash equivalents and short-term investment balances as a result of our financings in 1999. Interest expense was $31,000 for the three months ended March 31, 2000 as compared to $4,000 in the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $11.1 million from approximately $140.3 million at December 31, 1999 to $129.2 million at March 31, 2000. This decrease is primarily due to our net loss of $9.1 million incurred during the three months ended March 31, 2000 as well as capital expenditures of $4.9 million.

Net cash used in our operating activities was approximately $6.4 million for the three months ended March 31, 2000 as compared to $3.3 million for the three months ended March 31, 1999. The increase in cash used in operating activities is primarily due to the increase in our net losses and increases in current assets, offset partially by increases in depreciation and amortization of deferred compensation and other accrued liabilities. The increase in other accrued liabilities is primarily due to the expansion of our operations and the related costs and increases in accrued personnel related to headcount growth.

Net cash provided by investing activities was approximately $17.1 million during the three months ended March 31, 2000 as compared to net cash used in investing activities of $0.5 million for the three months ended March 31, 1999. Net cash provided by investing activities was comprised primarily of the purchase and maturity of short-term investments, our investment in a Japanese joint venture, capital equipment used in our network infrastructure, furniture and equipment for new employees and leasehold improvements related to office expansion. Our planned capital expenditures for the remainder of 2000 are approximately $15 million, primarily for leasehold improvements for our new facility that we occupied in April 2000, capital equipment used in our network infrastructure and software and related implementation costs for an enterprise resource planning (ERP) system and a customer relationship management (CRM) system.

Net cash provided by financing activities was approximately $0.5 million during the three months ended March 31, 2000 as compared to net cash used in financing activities of $37,000 for the three months ended March 31, 1999. This increase resulted from the exercise of employee stock options and proceeds received under the Company's Employee Stock Purchase Plan during the three months ended March 31, 2000.

Of the remaining $10.5 million of net proceeds from the initial public offering in June 1999 and the $111.8 million of net proceeds from the second offering in November 1999, we used $6.4 million to fund operations, acquired $4.9 million of property and equipment and used $0.6 to fund an investment in our Japanese joint venture. The remaining $110.4 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of March 31, 2000.

We believe that our current cash and investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to expand our research and development, sales and marketing and general and administrative activities. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. To the extent that our current cash balance and expected future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth below.

We Have a Limited Operating History and Are Subject to the Risks Encountered by Early-Stage Companies

We commenced operations in March 1996. From March 1996 until December 1997, we operated as a division of Beyond.com. In December 1997, we were incorporated as a separate legal entity and our company was spun off from Beyond.com. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies in rapidly evolving markets such as e-commerce are particularly exposed. These risks include:

 .   risks that the intense competition and rapid technological change in our industry could adversely affect market acceptance of all of our services;

 .   risks that we may not be able to expand our systems to handle increased traffic, resulting in slower response times and other difficulties in providing services to our merchant customers;

 .   risks that we may not be able to continue to expand our professional services business;

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $4.3 million in 1997, $10.2 million in 1998, $29.8 million in the 1999 and $9.1 million in the three months ended March 31, 2000. As of March 31, 2000, we had incurred cumulative losses of $54.6 million, which includes cumulative losses of ExpressGold.com, Inc. You should not consider recent quarterly revenue growth as indicative of our future performance. We do not expect to sustain similar levels of growth in future periods. We have continued to increase our sales and marketing, network infrastructure, product development and general and administrative expenses and plan to continue to do so during the remainder of 2000. As a result, we will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

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

 .  our success in growing our professional services business;

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

We Could Lose a Significant Portion of Our Business Because We Do Not Have a Long-Term Contract with Beyond.com

Revenues from services provided to Beyond.com accounted for 23.7%, 13.1% and 11.2% of our revenues in 1998, 1999 and the three months ended March 31, 2000, respectively. No other customer accounted for more than 10% of our revenues in 1998 or 1999. Any significant decrease in revenues from Beyond.com could materially adversely affect our operating results. We have no long-term contract with Beyond.com that requires it to continue to use any of our services. Accordingly, Beyond.com could cease using all or part of our services on short notice without penalty. During the three months ended March 31, 2000, one other customer for which we performed a non-recurring professional services engagement accounted for 31.3% of our revenues.

Revenues from Professional Services in the Three Months Ended March 31, 2000 May be Non-Recurring

In the three months ended March 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $2.1 million. In order to satisfy this demand, we committed internal resources, hired a significant number of additional professional services personnel and hired independent contractors. We may not be engaged for additional projects of similar or larger size and the demand for professional services may decrease. In addition, if we are engaged for additional projects of similar or larger size, we may not be able to hire the resources necessary to meet future demand. As a result, our revenues from professional services could decrease significantly.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future with respect to our e-commerce transaction services and support business, our primary source of competition comes from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, Digital River, Hewlett-Packard (VeriFone), HNC Software, Open Market, PaylinX, ShopNow.com and Signio (a subsidiary of VeriSign). In addition, other companies, including financial services and credit companies such as AT&T, First Data Corporation and GE Capital, may enter the market for our services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services. With respect to our professional services business, our primary competitors include Internet service firms, such as Agency.com, iXL, Proxicom and Razorfish, and technology integrators, such as Andersen Consulting, Sapient, Scient and Viant.

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

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative infrastructure. We have increased the number of our employees from 45 employees at December 31, 1997, 127 employees at December 31, 1998 and 228 employees at December 31, 1999 to 275 at March 31, 2000. This expansion is placing a significant strain on our managerial and financial resources.

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

Our Current and Prior Overlapping Board Members with Beyond.com May Create Conflicts of Interests and Result in Actions Inconsistent with Stockholder Interests

In connection with our spin off from Beyond.com in December 1997, we entered into agreements with Beyond.com to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of Beyond.com and other members of our management team were also executive officers of Beyond.com. As a result, these agreements were not the result of arms' length negotiations between CyberSource and Beyond.com. Further, although we and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities, in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies, of which there are currently two, William S. McKiernan and Richard Scudellari, pursue Beyond.com's interests over ours either in the course of transactions between the companies or where the same corporate opportunities are available to both companies.

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

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our current cash and cash equivalents and short-term investments primarily to continue investing in service development, to expand sales and marketing activities, to fund product development, to fund continued operations and potentially to make future acquisitions. We believe our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our merchant base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

We May Become Subject to Government Regulation and Legal Uncertainties That Would Adversely Affect Our Financial Results

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to e- commerce. However, due to the increasing usage of the Internet, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet covering issues such as:

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

The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some proposed changes in the United States regarding taxation and encryption and in the European Union regarding contract formation and privacy, could create uncertainty in the Internet marketplace and impose additional costs and other burdens. This uncertainty, costs and burden could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Our International Business Exposes Us to Additional Foreign Risks

Services provided to merchants outside the United States accounted for 9.0%, 23.1% and 7.9% of our revenues in 1998, 1999 and the three months ended March 31, 2000, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

 .  changes in regulatory requirements;

 .  reduced protection of intellectual property rights;

 .  evolving privacy laws in Europe;

 .  the burden of complying with a variety of foreign laws; and

 .  political or economic instability or constraints on international trade.

In addition, some software exports from the United States are subject to export restrictions as a result of the encryption technology in that software, and we may become liable to the extent we violate these restrictions. We might not successfully market, sell and distribute our services in local markets, and we cannot be certain that one or more of these factors will not materially adversely affect our future international operations, and consequently, our business, financial condition and operating results.

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

Existing Stockholders May Exert Control Over CyberSource to the Detriment of Minority Stockholders

At March 31, 2000, our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 27.1% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of March 31, 2000, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 1999, Net MoneyIN filed an action against the Company in the U.S. District Court in the District of Arizona claiming that the Company has infringed, induced others to infringe, and contributed to the infringement by others of claims of U.S. Patent No. 5,822,737 and U.S. Patent No. 5,963,917. Net MoneyIN's complaint seeks injunctive relief and unspecified damages. The Company has received an opinion of its patent counsel that the claims of the Net MoneyIN 737 and the Net MoneyIN 917 patents are not infringed by the Company's services. However, there can be no assurances that the Company's payment services will not ultimately be determined to infringe upon the Net MoneyIN patents, and the Company anticipates that Net MoneyIN will continue to pursue litigation with respect to these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 10, 2000, the Company issued 1,554,431 shares of its common stock to the stockholders of ExressGold.com, Inc. in exchange for all outstanding shares of ExpressGold.com, Inc. The sale and issuance of these shares of the Company's common stock were exempt from registration under the Securities Act (the "Act")
(1) by virtue of Rule 506 promulgated thereunder in that they were offered and sold in compliance with the terms and conditions of Rules 501 and 502 promulgated under the Act and there were not more than 35 purchasers of securities from the Company (as determined in accordance with Rule 501 (e) promulgated under the Act), or (2) by virtue of Section 4(2) of the Act.

Of the remaining $10.5 million of net proceeds from the initial public offering in June 1999 and the $111.8 million of net proceeds from the second offering in November 1999, the Company used $6.4 million to fund operations, acquired $4.9 million of property and equipment and used $0.6 to fund an investment in the Company's Japanese joint venture. The remaining $110.4 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of March 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                            Description
------  --------------------------------------------------------------

3.1*      Certificate of Incorporation of CyberSource Corporation, as amended.
3.2*      CyberSource Corporation's Bylaws.
3.3*      Bylaw Amendment.
4.1       Reference is made to Exhibits 3.1, 3.2 and 3.3.
10.1* Form of Indemnification Agreement between CyberSource Corporation and each of its officers and directors.
10.2*     1998 Stock Option Plan.
10.3*     1999 Stock Option Plan.
10.4* Standard Office Lease dated August 20, 1996 by and between California State Automobile Association Inter-Insurance Bureau as Landlord and CyberSource Corporation as Tenant.
10.5* First Amendment to Lease dated October 20, 1997 by and between California State Association Inter-Insurance Bureau as Landlord and CyberSource Corporation as Tenant.
10.6* Assignment of Standard Office Lease dated December 31, 1997 by and between CyberSource Corporation as Assignor and Internet Commerce Services Corporation as Assignee.
10.7* Sublease dated July 1, 1998 by and between MultiGen Inc. of California as Sublessor and CyberSource of California as Sublessee.
10.8* Second Amendment to Lease dated October 30, 1998 by and between California State Automobile Association Inter-Insurance Bureau as Landlord and CyberSource Corporation as Tenant.
10.9+* Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Services Corporation.
10.10+* Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.11+* Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.12*    Amended and Restated Investors' Rights Agreement dated October 21,
          1998.
10.14*    1999 Employee Stock Purchase Plan.
10.15+** Development and Marketing Agreement dated July 26, 1999 by and between CyberSource Corporation and VISA U.S.A., Inc.
10.16+** CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.17**   1999 Nonqualified Stock Option Plan.
10.18+** Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.19*** Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.
27.1      Financial Data Schedule.

---------------------
* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-77545).

** Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-89337).

***Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K filed on March 30, 2000 (SEC File No. 000-26477)

+  Confidential treatment granted as to portions of this exhibit.

(b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on January 25, 2000, relating to the acquisition of ExpressGold.com, Inc., and an amendment thereto on Form 8-K/A on March 27, 2000, to provide supplemental consolidated financial statements relating to such acquisition.

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

                                                CYBERSOURCE CORPORATION
                                                -----------------------
                                                       (Registrant)


Date: May 9, 2000                By   /s/  Charles E. Noreen, Jr.
                                     ------------------------------------
                                     Charles E. Noreen, Jr.


                                 Vice President of Finance and Administration and Chief Financial Officer
                                 (Authorized Officer and Principal Financial
                                 Officer)