Form 10-Q
period 2000-06-30
CYBERSOURCE CORP
filed 2000-07-28
CIK 934280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

As of July 21, 2000, there were 26,003,987 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 23 pages with the Index to Exhibits located on page 22.

                            CYBERSOURCE CORPORATION
                          INDEX TO REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2000

                                                                                         Page
                                                                                         ----

                        PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of June 30, 2000 and
            December 31, 1999........................................................       3

        Condensed Consolidated Statements of Operations for the Three and Six Months
            Ended June 30, 2000 and 1999..............................................      4

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2000 and 1999...................................................       5

        Notes to Condensed Consolidated Financial Statements.........................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
            Operations................................................................      9

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................     20

                         PART II.   OTHER INFORMATION


Item 1. Legal Proceedings.............................................................     21

Item 2. Changes in Securities and Use of Proceeds....................................      21

Item 4. Submission of Matters to a Vote of Securities Holders........................      21

Item 6. Exhibits and Reports on Form 8-K.............................................      22

Signature.............................................................................     23

                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                            CYBERSOURCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                            June 30,    December 31,
                                                                                              2000        1999 (1)
                                                                                          -----------  ------------
                                                                                                 (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                                                 $ 41,076       $ 71,673
 Short-term investments                                                                      75,020         68,596
 Accounts receivable, net of allowances of $1,157 and $282
   at June 30, 2000 and December 31, 1999, respectively                                       4,583          3,212
 Prepaid expenses and other current assets                                                    1,333          1,589
                                                                                           --------       --------
  Total current assets                                                                      122,012        145,070

Property and equipment, net                                                                  15,420          8,300
Investment in joint venture                                                                     730              -
Other noncurrent assets                                                                         495            752
                                                                                           --------       --------
  Total assets                                                                             $138,657       $154,122
                                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                          $  2,053       $  1,311
 Other accrued liabilities                                                                    5,344          4,686
 Deferred revenue                                                                               793            461
 Current obligations under capital leases                                                       578            661
                                                                                           --------       --------
  Total current liabilities                                                                   8,768          7,119

Noncurrent obligations under capital leases                                                     204            444

Stockholders' equity:
 Common stock                                                                                    26             26
 Additional paid-in capital                                                                 190,315        187,828
 Deferred compensation                                                                         (903)          (791)
 Accumulated other comprehensive loss                                                           (54)          (412)
 Accumulated deficit                                                                        (59,699)       (40,092)
                                                                                           --------       --------
  Total stockholders' equity                                                                129,685        146,559
                                                                                           --------       --------
  Total liabilities and stockholders' equity                                               $138,657       $154,122
                                                                                           ========       ========

(1) Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                              Three Months Ended             Six Months Ended
                                                              ------------------             ----------------
                                                                   June 30,                      June 30,
                                                                 -----------                   -----------
                                                              2000       1999 (1)           2000        1999 (1)
                                                            --------    --------          --------    --------
Revenues:
  Transaction and support                                   $  4,916    $  2,399          $  9,312    $  4,026
  Professional services                                        2,172         137             4,526         223
                                                            --------    --------          --------    --------
   Total revenues                                              7,088       2,536            13,838       4,249

Cost of revenues:
  Transaction and support                                      3,833       2,115             7,617       3,500
  Professional services                                        1,572         130             3,130         250
                                                            --------    --------          --------    --------
   Cost of sales                                               5,405       2,245            10,747       3,750

Gross profit                                                   1,683         291             3,091         499


Operating expenses:
 Product development                                           3,591       1,720             6,543       3,096
 Sales and marketing                                           7,159       4,294            12,616       6,424
 General and administrative                                    3,124       1,217             6,087       2,236
 Acquisition related costs                                         -           -               834           -
 Deferred compensation amortization                              149         156               411         223
                                                            --------    --------          --------    --------
Total operating expenses                                      14,023       7,387            26,491      11,979
                                                            --------    --------          --------    --------


Loss from operations                                         (12,340)     (7,096)          (23,400)    (11,480)
Loss on investment in joint venture                              (31)          -               (31)          -
Interest income (expense), net                                 1,904         (37)            3,824         (26)
                                                            --------    --------          --------    --------
Net loss                                                    $(10,467)   $ (7,133)         $(19,607)   $(11,506)
                                                            ========    ========          ========    ========


Basic and diluted net loss per share                        $  (0.40)   $  (1.06)         $  (0.76)   $  (1.78)
                                                            ========    ========          ========    ========
Shares used in computing basic and
   diluted net loss per share                                 25,928       6,721            25,801       6,472
                                                            ========    ========          ========    ========


Proforma basic and diluted net loss per share                           $  (0.42)                     $  (0.68)
                                                                        ========                      ========

Shares used in computing proforma basic and
   diluted net loss per share                                             16,980                        16,846
                                                                        ========                      ========

(1)  Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                              2000      1999 (1)
                                                           --------    ---------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                   $(19,607)  $(11,506)
Adjustments to reconcile net loss to net cash used
in operating activities:
 Common stock issued to consultants for services                  -         81
 Depreciation and amortization                                1,827        791
 Amortization of deferred compensation                          411        223
 Loss on investment in joint venture                             31          -
 Changes in operating assets and liabilities:
  Accounts receivable                                        (1,371)      (333)
  Prepaid expenses and other current assets                     256       (373)
  Other noncurrent assets                                       257          -
  Accounts payable                                              742      1,740
  Other accrued liabilities                                   1,390      2,240
  Deferred revenues                                             332        187
                                                           --------   --------
Net cash used in operating activities                       (15,732)    (6,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                          (8,947)    (1,569)
Purchases of short-term investments                         (76,052)         -
Sales of short-term investments                              70,000          -
Investment in joint venture                                    (761)         -
                                                           --------   --------
Net cash used in investing activities                       (15,760)    (1,569)

CASH FLOWS FROM FINANCING ACTIVITES:
Principal payments on capital lease obligations                (323)      (198)
Proceeds from issuance of shareholder note payable                -        400
Proceeds from issuance of common stock in initial
 public offering,
net of offering expenses                                          -     39,990
Proceeds from issuance of common stock                            -         30
Proceeds from exercise of stock options                         846         77
Proceeds from employee stock purchase plan                      386          -
                                                           --------   --------
Net cash provided by financing activities                       909     40,299

Effect of exchange rates on cash                                (14)         -
                                                           --------   --------
Increase (decrease) in cash and cash equivalents            (30,597)    31,780
Cash and cash equivalents at beginning of period             71,673     11,422
                                                           --------   --------
Cash and cash equivalents at end of period                 $ 41,076   $ 43,202
                                                           ========   ========

Supplemental schedule of noncash financing activities
Property and equipment acquired under capital lease        $      -   $  1,045
Deferred compensation related to stock option grants       $    524   $  1,036
Conversion of note payable to an officer and stockholder
 into redeemable preferred stock                           $      -   $  3,000
Conversion of note payable and related accrued interest
 into common stock                                         $    731   $      -
Conversion of redeemable convertible preferred stock into
 common stock                                              $      -   $ 21,911

(1) Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-26477.

The condensed consolidated balance sheets, condensed consolidated statements of operations and the condensed consolidated statements of cash flows have been restated to include the results of operations of ExpressGold (see Note 2, "Acquisition of ExpressGold.com, Inc.") which was acquired in January 2000.

2.  ACQUISITION OF EXPRESSGOLD.COM, INC.

On January 10, 2000, the Company acquired ExpressGold.com, Inc. ("ExpressGold"), a developer of an Internet Stored Value platform that allows merchants to offer gift certificates, promotional certificates and corporate incentives to businesses and consumers. Under the terms of the acquisition agreement, the Company issued 1,554,431 shares of CyberSource common stock in exchange for all of ExpressGold's common stock. In addition, the Company issued 12,067 stock options in exchange for ExpressGold's previously outstanding stock options. The number of shares of CyberSource shares was calculated using an exchange ratio of approximately 1.3 shares of CyberSource for each share of ExpressGold common stock. The transaction was accounted for as a pooling of interests and, accordingly, the historical condensed consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of ExpressGold for all periods presented.

The following represents the results of operations for the three and six months ended June 30, 1999 for the Company and ExpressGold prior to the restatement resulting from the acquisition (in thousands):


                               Three Months Ended          Six Months Ended
                                 June 30, 1999               June 30, 1999
                           -------------------------   -------------------------
                           CyberSource   ExpressGold   CyberSource  ExpressGold
                           ------------  -----------   -----------  -----------
Revenues.............        $ 2,536        $   -        $  4,249     $   -
Net loss.............        $(6,858)       $(275)       $(11,048)    $(458)

3.  COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                       Three Months Ended         Six Months Ended
                                                             June 30,                    June 30,
                                                       ---------------------      ----------------------
                                                         2000         1999           2000        1999
                                                       --------     --------      ---------    ---------
Net loss.............................................  $ (10,467)   $ (7,133)     $ (19,607)   $ (11,506)
Change in unrealized loss on short-term investments..         63           -            372            -
Cumulative translation adjustment....................        (14)          -            (14)           -
                                                       ---------    --------      ---------    ---------
Comprehensive loss...................................  $ (10,418)   $ (7,133)     $ (19,249)   $ (11,506)
                                                       =========    ========      =========    =========
4.  NET LOSS PER SHARE

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

If the Company had reported net income for the six months ended June 30, 1999, diluted earnings per share would have included additional common equivalent shares related to approximately 2,902,174 outstanding options at June 30, 1999. If the Company had reported net income for the six months ended June 30, 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 4,989,102 shares of common stock at June 30, 2000. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

5.  LEGAL MATTER

In November 1999, a lawsuit was filed against the Company alleging that the Company's payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. While there can be no assurances as to the outcome of this litigation, the Company has obtained opinions of patent counsel that the Company's payment services do not infringe upon either of the plaintiff's patents. The Company intends to vigorously defend against the claims asserted.

6.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information regarding operating segments.

The Company views its operations as principally two segments, e-commerce transaction services and support as well as professional services and manages the business based on the revenues of these segments. The following table presents revenues and cost of revenues by the Company's two business units for the three and six month periods ended June 30, 2000 and 1999. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments. All of the Company's expenses, with the exception of cost of revenues, are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

                                                Three Months Ended         Six Months Ended
                                                      June 30,                   June 30,
                                                ---------------------      --------------------
                                                  2000         1999           2000        1999
                                                --------     --------      --------     -------
Revenues:
E-commerce transaction services and support..   $ 4,916      $ 2,399       $  9,312     $ 4,026
Professional services........................     2,172          137          4,526         223
                                                -------      -------       --------     -------
     Total revenues..........................   $ 7,088      $ 2,536       $ 13,838     $ 4,249
                                                =======      =======       ========     =======

Cost of revenues:
E-commerce transaction services and support..          $ 3,833      $ 2,115       $   7,617    $ 3,500
Professional services........................            1,572          130           3,130        250
                                                       -------      -------       ---------    -------
     Total cost of revenues..................          $ 5,405      $ 2,245          10,747      3,750
                                                       =======      =======       =========    =======

Additionally, revenues from outside the United States were 6.8% and 30.1% of revenues for the six months ended June 30, 2000 and 1999, respectively. During the three months ended June 30, 2000, one customer accounted for 23.2% of our
revenues.   During the three months ended June 30, 1999, one other customer accounted for 14.2% of our revenues. As of June 30, 2000, approximately 25.1% of our accounts receivable balance was due from one customer.


7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is currently assessing the potential impact SAB 101 will have on the Company's statement of financial position.


8.  SUBSEQUENT EVENT

In July 2000, the Company signed a definitive agreement to acquire the outstanding common shares of PaylinX Corporation, a developer of a payment server platform for real-time credit card transactions. Under the terms of the agreement, CyberSource has agreed to issue approximately 8.4 million shares of its common stock for the outstanding shares of PaylinX. The acquisition will be accounted for as a purchase and is subject to stockholder and regulatory approval.

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


OVERVIEW


We derive substantially all of our revenues from e-commerce monthly transaction processing fees, professional services, support services and, to a lesser extent, digital product rights management fees. Transaction revenues and digital product rights management fees are recognized in the period in which the transactions occur. Our e-commerce transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. We have incurred significant losses since our inception, and through June 30, 2000 had incurred cumulative losses of approximately $65.1 million, which includes the cumulative losses of ExpressGold. We expect to continue to incur substantial operating losses for the foreseeable future.

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

The following discussion compares the results of operations for the three and six months ended June 30, 2000 and 1999 after restatement to reflect the acquisition of ExpressGold, which was accounted for as a pooling of interests.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues. Revenues were $7.1 million for the three months ended June 30, 2000 as compared to $2.5 million for the three months ended June 30, 1999, an increase of approximately $4.6 million or 179.4%. Transaction and support revenues were $4.9 million for the three months ended June 30, 2000 as compared to $2.4 million for the three months ended June 30, 1999, an increase of approximately $2.5 million or 104.9%. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 34.7 million during the three months ended June 30, 2000 as compared to approximately 8.0 million processed during the three months ended June 30, 1999. Professional services revenues were $2.2 million for the three months ended June 30, 2000 as compared to $0.1 million for the three months ended June 30, 1999 due to an increase in demand for our professional services
that occurred during the six months ended June 30, 2000.   During the three
months ended June 30, 2000, one customer for which we performed a non-recurring professional services engagement accounted for 23.2% of our revenues.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $3.8 million or 78.0% of transaction and support revenues for the three months ended June 30, 2000 as compared to $2.1 million or 88.2% of transaction and support revenues for the three months ended June 30, 1999. The increase in absolute dollars is due to higher personnel related costs resulting from an increase in personnel and an increase in depreciation expense on capital equipment. Professional services cost of revenues consist principally of personnel related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $1.6 million or 72.4% of professional services revenues for the three months ended June 30, 2000 as compared to $0.1 million or 94.9% of professional services revenues for the three months ended June 30, 1999. The increase in absolute dollars is due to higher personnel and contractor related costs resulting from an increase in personnel and contractor usage necessary to support our increase in professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due to economies of scale resulting from the increase in professional services projects.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $3.6 million for the three months ended June 30, 2000 as compared to $1.7 million for the three months ended June 30, 1999. The increase is due to higher personnel related costs resulting from an increase in personnel and increased facilities and infrastructure related costs. We expect product development expenses to increase in absolute dollars as we hire additional personnel and endeavor to develop new services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $7.2 million for the three months ended June 30, 2000 as compared to $4.3 million for the three months ended June 30, 1999. The increase is primarily due to additional personnel related costs resulting from an increase in personnel. Sales and marketing expenses for the three months ended June 30, 2000 include $0.8 million of one-time signing bonuses for certain professional services employees. We expect our sales and marketing expenses to increase in absolute dollars as we continue to hire personnel to expand our sales and marketing effort.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services, to a lesser extent, facility costs and related overhead and, for the three and six months ended June 30, 2000, bad debt expense. General and administrative expenses were $3.1 million for the three months ended June 30, 2000 as compared to $1.2 million for the three months ended June 30, 1999. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. General and administrative expenses for the three months ended June 30, 2000 include approximately $0.6 million of bad debt expense, approximately $0.3 million in legal expense and $0.2 million of costs relating to our facility relocation. The increase in bad debt expense is due to the current capital market conditions impacting our Internet based customers as well as the increased customer receivable balances inherent in the professional services business. We expect general and administrative expenses to increase in absolute dollars to support the expected growth in our business.

Deferred Compensation Amortization. During the three months ended June 30, 2000, we recorded aggregate unearned compensation in the amount of $0.5 million in connection with the grant of stock options during the quarter with exercise prices less than the fair value on the respective dates of grant. Amortization expense related to deferred compensation was $0.2 million for the three months ended June 30, 2000 and 1999.

Interest Income (Expense), Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $1.9 million for the three months ended June 30, 2000 as compared to $0.1 million for the three months ended June 30, 1999. The increase is primarily due to increased cash, cash equivalents and short-term investment balances as a result of our financings in 1999. Interest expense was $24,000 for the three months ended June 30, 2000 as compared to $0.1 million in the three months ended June 30, 1999.

Loss on Investment in Joint Venture. During the three months ended June 30, 2000, we recorded a loss of approximately $31,000 which represents our share of the joint venture's loss for the period.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues. Revenues were $13.8 million for the six months ended June 30, 2000 as compared to $4.2 million for the six months ended June 30, 1999, an increase of approximately $9.6 million or 225.7%. Transaction and support revenues were $9.3 million for the six months ended June 30, 2000 as compared to $4.0 million for the six months ended June 30, 1999, an increase of approximately $5.3 million or 131.3%. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 58.9 million during the six months ended June 30, 2000 as compared to approximately
13.8 million processed during the six months ended June 30, 1999. Professional services revenues were $4.5 million for the six months ended June 30, 2000 as compared to $223,000 for the six months ended June 30, 1999 due to an increase in demand for our professional services that occurred during the six months ended June 30, 2000.

Cost of Revenues. Transaction and support cost of revenues were $7.6 million or 81.8% of transaction and support revenues for the six months ended June 30, 2000 as compared to $3.5 million or 86.9% of transaction and support revenues for the six months ended June 30, 1999. The increase in absolute dollars is due to an increase in operations and merchant support personnel and related costs and an increase in depreciation expense on capital equipment. Professional services cost of revenues were $3.1 million or 69.2% of professional services revenues for the six months ended June 30, 2000 as compared to $250,000 or 112.1% of professional services revenues for the six months ended June 30, 1999. The increase in absolute dollars is due to higher personnel and contractor related costs resulting from an increase in personnel and contractor usage necessary to support our increase in professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due to economies of scale resulting from the increase in professional services projects.

Product Development. Product development expenses were $6.5 million for the six months ended June 30, 2000 as compared to $3.1 million for the six months ended June 30, 1999. The addition of product development personnel, as well as increased allocated facilities and infrastructure related costs, accounted for the increase.

Sales and Marketing. Sales and marketing expenses were $12.6 million for the six months ended June 30, 2000 as compared to $6.4 million for the six months ended June 30, 1999. The increase is primarily due to additional personnel related costs resulting from an increase in personnel. Sales and marketing expenses for the six months ended June 30, 2000 also include $0.8 million of one-time signing bonuses for certain professional services employees.

General and Administrative. General and administrative expenses were $6.1 million for the six months ended June 30, 2000 as compared to $2.2 million for the six months ended June 30, 1999. The increase is primarily due to higher personnel related costs resulting from an increase in personnel. In addition, general and administrative expenses include approximately $0.9 million of costs that were incurred during the six months ended June 30, 2000 relating to our facility relocation and rent on an unoccupied facility as it was prepared for occupancy, approximately $0.7 million of bad debt expense and approximately $0.4 of legal expense. The increase in bad debt expense is due to the current capital market conditions impacting our Internet based customers as well as the increased customer receivable balances inherent in the professional services business.

Acquisition Related Costs. Acquisition related costs in the amount of $0.8 million consist of costs incurred related to our acquisition of ExpressGold in January 2000.

Deferred Compensation Amortization. During the six months ended June 30, 2000, we recorded an aggregate unearned compensation in the amount of $0.5 million in connection with the grant of stock options during the period with exercise prices less than the fair value on the respective dates of grant. Amortization expense related to deferred compensation was $0.4 million for the six months ended June 30, 2000 which includes a one-time compensation charge of $0.1 million relating to our acquisition of ExpressGold.

Interest Income (Expense), Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $3.9 million for the six months ended June 30, 2000 as compared to $79,000 for the six months ended June 30, 1999. The increase is primarily due to increased cash, cash equivalents and short-term investment balances as a result of our financings in 1999. Interest expense was $55,000 for the six months ended June 30, 2000 as compared to $105,000 in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES


Our cash, cash equivalents and short-term investments decreased by $24.2 million from approximately $140.3 million at December 31, 1999 to $116.1 million at June 30, 2000. This decrease is primarily due to our net loss of $19.6 million incurred during the six months ended June 30, 2000 as well as capital expenditures of $8.9 million primarily relating to our new office facility which we occupied in April 2000.

Net cash used in our operating activities was approximately $15.7 million for the six months ended June 30, 2000 as compared to $7.0 million for the six months ended June 30, 1999. The increase in cash used in operating activities is primarily due to the increase in our net losses and overall increases in current assets, offset partially by increases in depreciation and amortization of deferred compensation and other current liabilities. The increase in other current liabilities is primarily due to the expansion of our operations and the related costs and increases in accrued personnel related to headcount growth.

Net cash used in investing activities was approximately $15.8 million during the six months ended June 30, 2000 as compared to $1.6 million for the six months ended June 30, 1999. Net cash provided by investing activities was comprised primarily of the purchase of leasehold improvements related to our new office facility, the purchase and maturity of short-term investments and our investment in a Japanese joint venture. Our planned capital expenditures for the remainder of 2000 are approximately $7.4 million, primarily for capital equipment used in our network infrastructure and software and related implementation costs for an enterprise resource planning (ERP) system and a customer relationship management (CRM) system.

Net cash provided by financing activities was approximately $0.9 million during the six months ended June 30, 2000 as compared to $40.3 million for the six months ended June 30, 1999. During June 1999, we completed our initial public offering and raised approximately $40.0 million.

Of the remaining $110.4 million of net proceeds as of March 31, 2000 from the second offering in November 1999, we used $15.8 million to fund operations and acquired $8.9 million of property and equipment. The remaining $85.7 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of June 30, 2000.

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

 .   risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; and

 .   risks that we may not be able to adequately integrate acquired businesses.

These risks are discussed in more detail below. We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks detailed below.

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $4.3 million in 1997, $10.2 million in 1998, $29.8 million in the 1999 and $19.6 million in the six months ended June 30, 2000. As of June 30, 2000, we had incurred cumulative losses of $65.1 million, which includes cumulative losses of ExpressGold. You should not consider recent quarterly revenue growth as indicative of our future performance. We do not expect to sustain similar levels of growth in future periods. We have continued to increase our sales and marketing, network infrastructure, product development and general and administrative expenses and plan to continue to do so during the remainder of 2000. As a result, we will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

 . changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer's business, general economic conditions or regulatory requirements restricting our customers;

 .  our ability to attract new customers and to retain our existing customers;

 .  customer acceptance of our pricing model;

 .  our success in expanding our sales and marketing programs;

 .  our success in growing our professional services business;

 .  our success in integrating acquisitions;

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

Revenues from Professional Services in the Three and Six Months Ended June 30, 2000 May be Non-Recurring

In the three and six months ended June 30, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $2.1 million for the three months ended March 31, 2000 and $1.6 for the three months ended June 30, 2000. In order to satisfy this demand, we committed internal resources, hired a significant number of additional professional services personnel and hired independent contractors. We may not be engaged for additional projects of similar or larger size and the demand for professional services may decrease. For instance, our professional services revenues decreased from approximately $2.4 million for the three months ended March 31, 2000 to approximately $2.2 million for the three months ended June 30, 2000. In addition, if we are engaged for additional projects of similar or larger size, we may not be able to hire the resources necessary to meet future demand. As a result, our revenues from professional services could decrease significantly. During the three months ended June 30, 2000, one customer for which we performed a non-recurring professional services engagement accounted for 23.7% of our revenues.

We May Have an Accounts Receivable Concentration Risk At Times

Our professional services business has become a larger percentage of our total revenue in 2000 compared to 1999. Some of our professional services engagements are large projects and result in higher concentration of our accounts receivable balance at times. For example, as of June 30, 2000, approximately 25.1% of our accounts receivable balance was due from one professional services customer. We expect to continue to experience this concentration risk resulting from our professional services business.

Some of Our Larger Customers Have Internet Centric Businesses and May Not Be Able to Obtain Necessary Funding

A significant number of our customers have Internet based business models. Some of these customers are among our largest customers. Many of these customers may require substantial working capital to fund their businesses, may not have adequate funds available and may be dependent upon the capital markets for funding. Our customers may not be able to raise the additional capital required to fund their businesses and, as a result, we may experience a decrease in our customer base, a reduction in recurring revenue and an increase in our bad debt expense.

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our overall business strategy, we intend to pursue strategic acquisitions of complementary businesses or technologies that would provide additional service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For instance, in July 2000 we signed a definitive agreement to acquire PaylinX, a developer of a payment server platform for real-time credit card transactions. We have no experience in integrating or operating a payment server business and cannot give assurance that we will be successful in integrating and operating this business should we consummate the PaylinX acquisition. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

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

The emergence of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users or their use of Internet resources continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of e-commerce transactions and reduced demand for our services.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future with respect to our e-commerce transaction services and support business. Currently our primary source of competition comes from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, Digital River, First Data Corporation, Hewlett-Packard (VeriFone), HNC Software, Open Market, ShopNow.com and Signio (a subsidiary of VeriSign). In addition, other companies, including financial services and credit companies such as AT&T and GE Capital, may enter the market for our services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services. With respect to our professional services business, our primary competitors include Internet service firms, such as Agency.com, iXL, Proxicom and Razorfish, and technology integrators, such as Andersen Consulting, Sapient, Scient and Viant.

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

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative infrastructure. We have increased the number of our employees from 45 employees at December 31, 1997, 127 employees at December 31, 1998 and 228 employees at December 31, 1999 to 331 at June 30, 2000. This expansion is placing a significant strain on our managerial and financial resources.

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

We also cannot assure you that third parties will not claim our current or future services infringe upon their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could cause costly litigation that could absorb significant management time. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us. A lawsuit was filed against the Company in November 1999 alleging that the Company's payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. The Company has obtained opinions of patent counsel that the Company's payment services do not infringe upon either of the plaintiff's patents other than searches for prior art conducted in the ordinary course of applying for patents.

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our current cash and cash equivalents and short-term investments primarily to continue investing in service development, to expand sales and marketing activities, to fund product development, to fund continued operations and potentially to make future acquisitions, such as our acquisition of PaylinX and our investment in our joint venture in Japan. We believe our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our merchant base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

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

Our International Business Exposes Us to Additional Foreign Risks

Services provided to merchants outside the United States accounted for 9.0%, 23.1% and 6.8% of our revenues in 1998, 1999 and the six months ended June 30, 2000, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide e-commerce transaction services to the Japanese market. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

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

Existing Stockholders May Exert Control Over CyberSource to the Detriment of Minority Stockholders

At June 30, 2000, our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 44.7% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of June 30, 2000, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In November 1999, Net MoneyIN filed an action against the Company in the U.S. District Court in the District of Arizona claiming that the Company has infringed, induced others to infringe, and contributed to the infringement by others of claims of U.S. Patent No. 5,822,737 and U.S. Patent No. 5,963,917. Net MoneyIN's complaint seeks injunctive relief and unspecified damages. The Company has received opinions of patent counsel that the claims of the Net MoneyIN 737 and the Net MoneyIN 917 patents are not infringed by the Company's services. However, there can be no assurances that the Company's payment services will not ultimately be determined to infringe upon the Net MoneyIN patents, and the Company anticipates that Net MoneyIN will continue to pursue litigation with respect to these claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Of the remaining $110.4 million of net proceeds as of March 31, 2000 from the second offering in November 1999, the Company used $15.8 million to fund operations and acquired $8.9 million of property and equipment. The remaining $85.7 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of June 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 4, 2000. The stockholders voted on proposals to:

1. Elect five Directors of the Company.

2. To ratify and approve amendments to the Company's 1999 Stock Option Plan to
(i) increase the number of shares reserved thereunder from 2,500,000 shares to 6,000,000, and (ii) limit the maximum number of options and stock appreciation rights that may be awarded to an employee in any one fiscal year of the Company in order to ensure compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

3. Ratify the appointment of Ernst & Young, LLP as the Company's auditors for 2000.

The proposals were approved by the following votes:

1. Election of Directors

     Nominee                     For       Withheld

     William S. McKiernan     22,513,561    25,268
     Bert Kolde               22,513,561    25,268
     Linda Fayne Levinson     22,495,201    43,628
     Steven P. Novak          22,513,561    25,268
     Richard Scudellari       22,513,561    25,268

2. To ratify and approve amendments to the Company's 1999 Stock Option Plan to
(i) increase the number of shares reserved thereunder from 2,500,000 shares to 6,000,000, and (ii) limit the maximum number of options and stock appreciation rights that may be awarded to an employee in any one fiscal year of the Company in order to ensure compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

     For         Against    Abstained    Broker Non-Votes
   14,223,131   4,020,519    23,012         4,272,167


3. Ratify appointment of Ernst & Young, LLP

     For         Against    Abstained    Broker Non-Votes
   22,353,468    166,473      2,700            2,700

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

                                                CYBERSOURCE CORPORATION
                                                -----------------------
                                                      (Registrant)


Date: July 28, 2000            By /s/ Charles E. Noreen, Jr.
                                 ------------------------------------
                                 Charles E. Noreen, Jr.


                              Vice President of Finance and Administration and Chief Financial Officer
                              (Authorized Officer and Principal Financial
                              Officer)