Form 10-Q
period 2000-09-30
CYBERSOURCE CORP
filed 2000-11-13
CIK 934280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000.

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________.


Commission File Number:  000-26477

                            CYBERSOURCE CORPORATION

            (Exact name of Registrant as specified in its charter)


          Delaware                                   77-0472961
       --------------                            ------------------
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


As of October 31, 2000, there were 34,964,849 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 24 pages with the Index to Exhibits located on page 23.

                            CYBERSOURCE CORPORATION
                          INDEX TO REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2000

                                                                                                        Page
                                                                                                        ----
                                     PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30, 2000 and
             December 31, 1999.......................................................................     3

           Condensed Consolidated Statements of Operations for the Three and Nine Months
             Ended September 30, 2000 and 1999.......................................................     4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2000 and 1999.............................................................     5

           Notes to Condensed Consolidated Financial Statements......................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................................    10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk................................    21


                                       PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................    22

Item 2.    Changes in Securities and Use of Proceeds.................................................    22

Item 4.    Submission of Matters to a Vote of Securities Holders.....................................    22

Item 6.    Exhibits and Reports on Form 8-K..........................................................    23

Signature  ..........................................................................................    24

                         PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                            CYBERSOURCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                       September 30,   December 31,
                                                                            2000         1999 (1)
                                                                          --------       --------
                                                                                (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                                $ 45,024       $ 71,673
 Short-term investments                                                     65,526         68,596
 Accounts receivable, net of allowances of $1,265 and $282
   at September 30, 2000 and December 31, 1999, respectively                 7,350          3,212
 Prepaid expenses and other current assets                                   1,249          1,589
                                                                          --------       --------
  Total current assets                                                     119,149        145,070


Intangible assets                                                          148,889              -
Property and equipment, net                                                 20,372          8,300
Investment in joint venture                                                    662              -
Other noncurrent assets                                                        706            752
                                                                          --------       --------
  Total assets                                                            $289,778       $154,122
                                                                          ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                         $  2,148       $  1,311
 Accrued payroll related expenses                                            4,792          1,341
 Other accrued liabilities                                                   5,563          3,345
 Deferred revenue                                                            2,231            461
 Current obligations under capital leases                                      475            661
                                                                          --------       --------
  Total current liabilities                                                 15,209          7,119

Noncurrent obligations under capital leases                                    124            444

Stockholders' equity:
 Common stock                                                                   34             26
 Additional paid-in capital                                                370,382        187,828
 Deferred compensation                                                      (9,244)          (791)
 Accumulated other comprehensive loss                                          (19)          (412)
 Accumulated deficit                                                       (86,708)       (40,092)
                                                                          --------       --------
  Total stockholders' equity                                               274,445        146,559
                                                                          --------       --------
  Total liabilities and stockholders' equity                              $289,778       $154,122
                                                                          ========       ========


(1)  Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                               Three Months Ended            Nine Months Ended
                                                               ------------------            -----------------
                                                                  September 30,                September 30,
                                                                  -------------                -------------
                                                                 2000        1999 (1)       2000        1999 (1)
                                                               --------      -------      --------     ---------
Revenues:
  Transaction and support                                      $  5,019      $ 3,311      $ 14,331      $  7,337
  Professional services                                           2,645          333         7,171           556
  Enterprise software                                                96            -            96             -
                                                               --------      -------      --------      --------
   Total revenues                                                 7,760        3,644        21,598         7,893

Cost of revenues:
  Transaction and support                                         3,970        2,830        11,587         6,330
  Professional services                                           1,603          294         4,733           544
  Enterprise software                                                60            -            60             -
  Amortization of developed technology                              118            -           118             -
                                                               --------      -------      --------      --------
   Cost of sales                                                  5,751        3,124        16,498         6,874

Gross profit                                                      2,009          520         5,100         1,019

Operating expenses:
  Product development                                             4,152        2,309        10,695         5,405
  Sales and marketing                                             7,631        4,081        20,247        10,505
  General and administrative                                      2,650        1,572         8,737         3,808
  In-process research and development                            14,500            -        14,500             -
  Amortization of goodwill and
    other intangible assets                                       1,525            -         1,525             -
  Acquisition related costs                                           -            -           834             -
  Deferred compensation amortization                                307          156           718           379
                                                               --------      -------      --------      --------
Total operating expenses                                         30,765        8,118        57,256        20,097
                                                               --------      -------      --------      --------

Loss from operations                                            (28,756)      (7,598)      (52,156)      (19,078)
Loss on investment in joint venture                                 (68)           -           (99)            -
Interest income (expense), net                                    1,815          590         5,639           564
                                                               --------      -------      --------      --------
Net loss                                                       $(27,009)     $(7,008)     $(46,616)     $(18,514)
                                                               ========      =======      ========      ========

Basic and diluted net loss per share                             $(0.99)      $(0.30)       $(1.77)       $(1.52)
                                                               ========      =======      ========      ========
Shares used in computing basic and
   diluted net loss per share                                    27,306       23,253        26,275        12,195
                                                               ========      =======      ========      ========

Proforma basic and diluted net loss per share                                                             $(0.97)
                                                                                                        ========

Shares used in computing proforma basic and
   diluted net loss per share                                                                             19,073
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

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                     -------------------------
                                                                                        2000          1999 (1)
                                                                                     ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(46,616)       $(18,514)
Adjustments to reconcile net loss to net cash used
in operating activities:
 In-process research and development                                                    14,500               -
 Common stock issued to consultants for services                                             -              81
 Depreciation                                                                            3,404           1,563
 Amortization of goodwill and other intangible assets                                    1,643               -
 Amortization of deferred compensation                                                     718             379
 Loss on investment in joint venture                                                        99               -
 Changes in operating assets and liabilities:
  Accounts receivable                                                                   (2,972)         (1,226)
  Prepaid expenses and other current assets                                                446            (685)
  Other noncurrent assets                                                                  348              79
  Accounts payable                                                                         769           1,012
  Other accrued liabilities                                                             (1,518)          2,249
  Deferred revenue                                                                         779             335
                                                                                      --------        --------
Net cash used in operating activities                                                  (28,400)        (14,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                    (13,282)         (5,024)
Purchases of short-term investments                                                    (86,999)        (14,790)
Sales of short-term investments                                                         90,481               -
Cash acquired from PaylinX acquisition                                                  10,985               -
Investment in joint venture                                                               (761)              -
                                                                                      --------        --------
Net cash provided by (used in) investing activities                                        424         (19,814)

CASH FLOWS FROM FINANCING ACTIVITES:
Principal payments on capital lease obligations                                           (506)           (341)
Proceeds from issuance of shareholder note payable                                           -             100
Proceeds from issuance of common stock, net of offering expenses                             -          46,684
Proceeds from exercise of stock options                                                  1,048             176
Proceeds from employee stock purchase plan                                                 804               -
                                                                                      --------        --------
Net cash provided by financing activities                                                1,346          46,619

Effect of exchange rates on cash                                                           (19)              -
                                                                                      --------        --------
Increase (decrease) in cash and cash equivalents                                       (26,649)         12,078
Cash and cash equivalents at beginning of period                                        71,673          11,422
                                                                                      --------        --------
Cash and cash equivalents at end of period                                            $ 45,024        $ 23,500
                                                                                      ========        ========

Supplemental schedule of noncash financing activities:
Property and equipment acquired under capital lease                                   $      -        $  1,061
Deferred compensation related to stock option grants                                  $    522        $  1,036
Conversion of note payable to an officer and stockholder into redeemable
preferred stock                                                                       $      -        $  3,000
Conversion of note payable and related accrued interest into common stock             $    731        $      -
Conversion of redeemable convertible preferred stock into common stock                $      -        $ 21,911
Common stock issued in acquisition of PaylinX                                         $160,300        $      -
Deferred compensation related to the acquisition of PaylinX                           $  8,649        $      -

(1) Restated for the acquisition of ExpressGold.com, Inc.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on March 30, 2000, SEC File No. 000-26477.

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

The following represents the results of operations for the three and nine months ended September 30, 1999 for the Company and ExpressGold prior to the restatement resulting from the acquisition (in thousands):

                                              Three Months Ended                   Nine Months Ended
                                               September 30, 1999                  September 30, 1999
                                          ----------------------------         ---------------------------
                                          CyberSource      ExpressGold         CyberSource     ExpressGold
                                          -----------      -----------         -----------     -----------
Revenues.......................             $ 3,634          $  10               $  7,883        $  10
Net loss.......................             $(6,715)         $(293)              $(17,763)       $(751)

3.  ACQUISITION OF PAYLINX CORPORATION

On September 18, 2000, the Company acquired all of the outstanding common shares of PaylinX Corporation ("PaylinX"), a developer of a payment server platform for real-time credit card transactions. Upon the closing of the acquisition, the Company issued 8,807,788 million shares of its common stock to PaylinX stockholders. In addition, the Company issued 2,609,370 stock options in exchange for PaylinX's previously outstanding stock options. The purchase price consists of approximately $143.0 million of common stock issued to PaylinX stockholders, $27.8 million of stock options assumed, $8.6 million of deferred compensation and $4.0 million of costs incurred related to the acquisition.

The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management's best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill as follows (in thousands):

     Historical value of net assets acquired    $ 13,700
     Assembled workforce                           3,500
     Customer base                                13,000
     Developed technology                         10,600
     In-process technology                        14,500
     Covenants-not-to-compete                      5,000
     Goodwill                                    114,500
     Deferred compensation                         8,600
                                                --------
          Total:                                $183,400
                                                ========

The balance sheet as of September 30, 2000 includes the net assets of PaylinX and the statement of operations includes the revenues and expenses of PaylinX for the period from September 18, 2000, the date of the acquisition, to September 30, 2000. The $14.5 million allocated to in-process research and development was included in the Company's operating expenses during the three months ended September 30, 2000. The intangible assets are being amortized over the estimated useful lives of three to five years. Tangible assets of PaylinX acquired in the acquisition principally include cash and cash equivalents, accounts receivable and fixed assets. Liabilities of PaylinX assumed in the acquisition principally include accounts payable, deferred revenue and other liabilities.

The unaudited pro forma consolidated statement of operations data for the nine months ended September 30, 2000 and 1999 set forth below gives effect to the acquisition of PaylinX as if it occurred on January 1, 1999. The unaudited pro forma results include an adjustment to reflect amortization of goodwill, intangible assets and deferred compensation recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company's common stock to acquire the outstanding shares of PaylinX.
                                                         Nine Months Ended
                    (Unaudited)                             September 30,
                                                        ---------------------
     (In thousands, except per share amounts)             2000         1999
     ----------------------------------------           ---------   ---------

     Revenues                                           $ 28,570    $  6,135
     Net loss                                           $(91,922)   $(49,182)
     Basic and diluted net loss per share               $  (2.65)   $  (1.83)

4.  COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                       -------------              -------------
                                                                     2000         1999          2000         1999
                                                                   --------      -------      --------     --------
Net loss....................................................       $(27,009)     $(7,008)     $(46,616)    $(18,514)
Change in unrealized loss on short-term investments.........             40            -           412            -
Change in cumulative translation adjustment.................             (5)           -           (19)           -
                                                                   --------      -------      --------     --------
Comprehensive loss..........................................       $(26,974)     $(7,008)     $(46,223)    $(18,514)
                                                                   ========      =======      ========     ========

5.  NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Pro forma net loss per share has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in the net loss per share that converted upon completion of the Company's initial public offering in June 1999.

If the Company had reported net income for the nine months ended September 30, 1999, diluted earnings per share would have included the shares used in the computation of net loss per share as well as shares issuable upon the conversion of the redeemable preferred stock for the entire period, additional common equivalent shares related to outstanding options to purchase approximately 3,137,000 shares of common stock at September 30, 1999, shares issuable upon exercise of the outstanding warrants prior to the exercise of these warrants in June 1999 and shares issuable upon conversion of the outstanding convertible note payable prior to the conversion of the note in June 1999. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted
average basis using the "as-if converted" method.   If the Company had reported
net income for the nine months ended September 30, 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 9,622,640 shares of common stock at September 30, 2000. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.


6.  LEGAL MATTER

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


On September 1, 2000, Sharon Maerten-Moore and Daragh Crowley filed an action on behalf of themselves and purportedly, a class of all other similarly situated persons against the Company and two other companies as co-defendants, Civil Action No. C-00-3180 (WHO), in the United States District Court for the Northern District of California. The action purports to be a class action on behalf of "all persons whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations of federal statutes prohibiting the interception and disclosure of electronic communications and the accessing of stored electronic communications, common law violations of unjust enrichment, invasion of privacy, negligence, misrepresentation, breach of contract, and violation of California Business and Professions Code (S)17200 which prohibits unfair business practices. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. Plaintiffs have extended the Company's time to respond to the complaint. Discovery has not yet begun, and no trial date has been set. Management believes that the claims alleged are without merit and plans to vigorously defend the action.

7.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information regarding operating segments.

Due to the acquisition of PaylinX as described in Note 3, the Company currently views its operations as principally three segments, e-commerce transaction services and support, professional services and enterprise software and manages the business based on the revenues of these segments. The following table presents revenues and cost of revenues by the Company's three business units for the three and nine month periods ended September 30, 2000 and 1999. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments. All of the Company's expenses, with the exception of cost of revenues, are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

                                                                Three Months Ended         Nine Months Ended
                                                                   September 30,             September 30,
                                                                ------------------        -------------------
                                                                 2000        1999           2000        1999
                                                                ------      ------        -------      ------
Revenues:
E-commerce transaction services and support............         $5,019      $3,311        $14,331      $7,337
Professional services..................................          2,645         333          7,171         556
Enterprise software....................................             96           -             96           -
                                                                ------      ------        -------      ------
 Total revenues........................................         $7,760      $3,644        $21,598      $7,893
                                                                ======      ======        =======      ======

Cost of revenues:
E-commerce transaction services and support............         $3,970      $2,830        $11,587      $6,330
Professional services..................................          1,603         294          4,733         544
Enterprise software....................................            178           -            178           -
                                                                ------      ------        -------      ------
 Total cost of revenues................................         $5,751      $3,124        $16,498      $6,874
                                                                ======      ======        =======      ======

Additionally, revenues from outside the United States were 25% of revenues for the nine months ended September 30, 1999. During the three months ended September 30, 2000, two customers accounted for 16.7% and 10.1% of our revenues, respectively. During the nine months ended September 30, 2000, one customer accounted for 18.5% of our revenues.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company is currently assessing the potential impact SFAS 133 will have on the Company's statement of financial position and results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that SAB 101 will have a material impact on the Company's statement of financial position and results of operations.

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

OVERVIEW

We derive substantially all of our revenues from e-commerce monthly transaction processing fees, professional services, support services and, to a lesser extent, the sale of enterprise software licenses and related maintenance as well as digital product rights management fees. Transaction revenues and digital product rights management fees are recognized in the period in which the transactions occur. Our e-commerce transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is deferred and recognized over the maintenance contract period, generally twelve months, as the Company does not have vendor specific objective evidence supporting the recognition of the license in the period in which the sale occurred. We have incurred significant losses since our inception, and through September 30, 2000 had incurred cumulative losses of approximately $92.1 million, which includes the cumulative losses of ExpressGold. We expect to continue to incur substantial operating losses for the foreseeable future.

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

We have experienced a period of rapid and substantial growth. We have increased the number of our employees from 45 employees at December 31, 1997, 127 employees at December 31, 1998 and 228 employees at December 31, 1999 to 445 at September 30, 2000 which include 92 employees who joined CyberSource as a result of the PaylinX acquisition.

The following discussion compares the results of operations for the three and nine months ended September 30, 2000 and 1999 after restatement to reflect the acquisition of ExpressGold, which was accounted for as a pooling of interests. In addition, we completed our acquisition of PaylinX on September 18, 2000. Therefore, the balance sheet as of September 30, 2000 includes the net assets of PaylinX and the statement of operations includes the revenues and expenses of PaylinX for the period from September 18, 2000 to September 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues. Revenues were $7.8 million for the three months ended September 30, 2000 as compared to $3.6 million for the three months ended September 30, 1999, an increase of approximately $4.1 million or 113.0%. Transaction and support revenues were $5.0 million for the three months ended September 30, 2000 as compared to $3.3 million for the three months ended September 30, 1999, an increase of approximately $1.7 million or 51.6%. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 44.9 million during the three months ended September 30, 2000 as compared to approximately 11.8 million processed during the three months ended September 30, 1999. Professional services revenues were $2.6 million for the three months ended September 30, 2000 as compared to $0.3 million for the three months ended September 30, 1999 due to an increase in professional services projects that occurred during the three months ended
September 30, 2000.   Enterprise software license and maintenance revenue was
$96,000 during the three months ended September 30, 2000. This revenue was generated following our acquisition of PaylinX on September 18, 2000. During the three months ended September 30, 2000, two customers accounted for 16.7% and 10.1% of our revenues, respectively.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $4.0 million or 79.1% of transaction and support revenues for the three months ended September 30, 2000 as compared to $2.8 million or 85.5% of transaction and support revenues for the three months ended September 30, 1999. The increase in absolute dollars is due to higher personnel related costs resulting from an increase in personnel and an increase in depreciation expense on capital equipment. Professional services cost of revenues consist principally of personnel related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $1.6 million or 60.6% of professional services revenues for the three months ended September 30, 2000 as compared to $0.3 million or 88.3% of professional services revenues for the three months ended September 30, 1999. The increase in absolute dollars is due to higher personnel and contractor related costs resulting from an increase in personnel and contractor usage necessary to support our increase in professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due to economies of scale resulting from the increase in professional services projects. Enterprise software cost of sales are comprised of customer support personnel costs and fulfillment costs. Enterprise software cost of sales was $60,000 or 62.5% of enterprise software revenues for the three months ended September 30, 2000. Included in cost of revenues during the three months ended September 30, 2000 is $118,000 of amortization of developed technology resulting from the acquisition of PaylinX.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $4.2 million for the three months ended September 30, 2000 as compared to $2.3 million for the three months ended September 30, 1999. The increase is due to the addition of product development personnel, their related direct costs as well as allocated indirect costs including facilities and infrastructure costs. We expect product development expenses to increase in absolute dollars due to the addition of personnel resulting from the acquisition of PaylinX and as we hire additional personnel that will endeavor to develop new services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $7.6 million for the three months ended September 30, 2000 as compared to $4.1 million for the three months ended September 30, 1999. The increase is due to the addition of sales and marketing personnel, their related direct costs as well as allocated indirect costs. We expect our sales and marketing expenses to increase in absolute dollars due to the addition of personnel resulting from the acquisition of PaylinX and as we continue to hire personnel to expand our sales and marketing effort.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $2.7 million for the three months ended September 30, 2000 as compared to $1.6 million for the three months ended September 30, 1999. The increase is due to the addition of administrative personnel, their related direct costs as well as allocated indirect costs. We expect general and administrative expenses to increase in absolute dollars from the addition of personnel resulting from the acquisition of PaylinX and to support the expected growth in our business.

In-process Research and Development. During the three months ended September 30, 2000, we recorded $14.5 million in a one-time write-off of in-process research and development costs as a result of our acquisition of PaylinX.

Amortization of Goodwill and Other Intangible Assets. During the three months ended September 30, 2000, we recorded $1.5 million of amortization of intangible assets resulting from our acquisition of PaylinX.

Deferred Compensation Amortization. During the three months ended September 30, 2000, we recorded aggregate unearned compensation in the amount of $8.6 million in connection with our acquisition of PaylinX. Amortization expense related to deferred compensation was $0.3 million for the three months ended September 30, 2000 as compared to $0.2 million for the three months ended September 30, 1999.

Interest Income (Expense), Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $1.8 million for the three months ended September 30, 2000 as compared to $0.6 million for the three months ended September 30, 1999. The increase is primarily due to increased cash, cash equivalents and short-term investment balances as a result of our financings in 1999 and, to a lesser extent, slightly higher investment yields. Interest expense was $22,000 for the three months ended September 30, 2000 as compared to $53,000 in the three months ended September 30, 1999.

Loss on Investment in Joint Venture. On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the three months ended September 30, 2000, we recorded a loss of approximately $68,000 which represents our share of the joint venture's loss for the period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues. Revenues were $21.6 million for the nine months ended September 30, 2000 as compared to $7.9 million for the nine months ended September 30, 1999, an increase of approximately $13.7 million or 173.6%. Transaction and support revenues were $14.3 million for the nine months ended September 30, 2000 as compared to $7.3 million for the nine months ended September 30, 1999, an increase of approximately $7.0 million or 95.3%. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 103.8 million during the nine months ended September 30, 2000 as compared to approximately 25.5 million processed during the nine months ended September 30, 1999. Professional services revenues were $7.2 million for the nine months ended September 30, 2000 as compared to $0.6 million for the nine months ended September 30, 1999 due to an increase in demand for our professional services that occurred during the nine months ended September 30, 2000. Enterprise software license and maintenance revenue was $96,000 during the nine months ended September 30, 2000 as a result of our acquisition of PaylinX on September 18, 2000. During the nine months ended September 30, 2000, one customer accounted for 18.5% of our revenues.

Cost of Revenues. Transaction and support cost of revenues were $11.6 million or 80.9% of transaction and support revenues for the nine months ended September 30, 2000 as compared to $6.3 million or 86.3% of transaction and support revenues for the nine months ended September 30, 1999. The increase in absolute dollars is due to an increase in operations and merchant support personnel and related costs and an increase in depreciation expense on capital equipment. Professional services cost of revenues were $4.7 million or 66.0% of professional services revenues for the nine months ended September 30, 2000 as compared to $0.5 million or 97.8% of professional services revenues for the nine months ended September 30, 1999. The increase in absolute dollars is due to higher personnel and contractor related costs resulting from an increase in personnel and contractor usage necessary to support our increase in professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due to economies of scale resulting from the increase in professional services projects. Enterprise software cost of sales was $60,000 or 62.5% of enterprise software revenues for the three months ended September 30, 2000. Included in cost of revenues during the nine months ended September 30, 2000 is $118,000 of amortization of developed technology resulting from our acquisition of PaylinX.

Product Development. Product development expenses were $10.7 million for the nine months ended September 30, 2000 as compared to $5.4 million for the nine months ended September 30, 1999. The addition of product development personnel, as well as increased allocated facilities and infrastructure related costs, accounted for the increase.

Sales and Marketing. Sales and marketing expenses were $20.2 million for the nine months ended September 30, 2000 as compared to $10.5 million for the nine months ended September 30, 1999. The increase is due to the addition of sales and marketing personnel, their related direct costs as well as allocated indirect costs. Sales and marketing expenses for the nine months ended September 30, 2000 also include $0.8 million of one-time signing bonuses for certain professional services employees.

General and Administrative. General and administrative expenses were $8.7 million for the nine months ended September 30, 2000 as compared to $3.8 million for the nine months ended September 30, 1999. The increase is due to the addition of administrative personnel, their related direct costs as well as allocated indirect costs. In addition, general and administrative expenses include approximately $0.9 million of costs that were incurred during the nine months ended September 30, 2000 relating to our facility relocation and rent on an unoccupied facility as it was prepared for occupancy, approximately $0.7 million of bad debt expense and approximately $0.5 of legal expense. The increase in bad debt expense is due to the current capital market conditions impacting our Internet based customers as well as the increased customer receivable balances inherent in the professional services and enterprise software businesses.

Deferred Compensation Amortization. During the nine months ended September 30, 2000, we recorded an aggregate unearned compensation in the amount of $9.1 million resulting from our acquisition of PaylinX, and to a lesser extent, in connection with the grant of stock options during the period with exercise prices less than the fair value on the respective dates of grant. Amortization expense related to deferred compensation was $0.7 million for the nine months ended September 30, 2000 which includes a one-time compensation charge of $0.1 million relating to our acquisition of ExpressGold.com in January 2000.

Interest Income (Expense), Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $5.7 million for the nine months ended September 30, 2000 as compared to $0.8 million for the nine months ended September 30, 1999. The increase is primarily due to increased cash, cash equivalents and short-term investment balances as a result of our financings in 1999. Interest expense was $0.1 million for the nine months ended September 30, 2000 as compared to $0.2 million in the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $29.7 million from approximately $140.3 million at December 31, 1999 to $110.6 million at September 30, 2000. This decrease consists of approximately $28.4 million used in funding our operations during the nine months ended September 30, 2000 as well as capital expenditures of approximately $13.3 million primarily relating to our new office facility which we occupied in April 2000, offset by approximately $11.0 million in cash acquired from PaylinX and approximately $3.5 million in net proceeds from the sale of short-term investments.

Net cash used in our operating activities was approximately $28.4 million for the nine months ended September 30, 2000 as compared to $14.7 million for the nine months ended September 30, 1999. The increase in cash used in operating activities is primarily due to the increase in our net losses, offset by a one-time in-process technology write-off and increases in depreciation and amortization of intangible assets and deferred compensation.

Net cash provided by investing activities was approximately $0.4 million during the nine months ended September 30, 2000 as compared to net cash used in investing activities of $19.8 million for the nine months ended September 30, 1999. Net cash provided by investing activities was comprised primarily of $11.0 million of cash received as a result of the acquisition of PaylinX and $3.5 million in net proceeds from the sale of short-term investments, offset by $13.2 million of purchases of property and equipment, primarily leasehold improvements related to our new office facility. Our planned capital expenditures for the remainder of 2000 are approximately $3.1 million, primarily for capital equipment used in our network infrastructure.

Net cash provided by financing activities was approximately $1.3 million during the nine months ended September 30, 2000 as compared to $46.6 million for the nine months ended September 30, 1999. During June 1999, we completed our initial public offering and raised approximately $40.0 million.

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

 .   risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; and

 .   risks that we may not be able to adequately integrate acquired businesses, including PaylinX which was acquired on September 18, 2000.

These risks are discussed in more detail below. We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks detailed below.

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $4.3 million in 1997, $10.2 million in 1998, $29.8 million in the 1999 and $46.6 million in the nine months ended September 30, 2000. As of September 30, 2000, we had incurred cumulative losses of $92.1 million, which includes cumulative losses of ExpressGold. You should not consider recent quarterly revenue growth as indicative of our future performance. We may not sustain similar levels of growth in future periods. We have continued to increase our sales and marketing, network infrastructure, product development and general and administrative expenses and plan to continue to do so during the remainder of 2000. As a result, we will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

The Expected Fluctuations of Our Quarterly Results Could Cause Our Stock Price to Fluctuate or Decline

We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses as we integrate PaylinX and in order to expand our sales and marketing activities, build our network infrastructure and broaden our service capabilities. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

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

 . our success in integrating acquisitions, including PaylinX which was acquired on September 18, 2000;

 . an interruption with one or more of our gateway processors and channel partners;

 .  seasonality of the retail sector;

 . general economic conditions, which may affect our customers and prospects' capital investment levels, leading to reduced sales and longer sales cycles.

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

Revenues from Professional Services in the Three and Nine Months Ended September 30, 2000 May be Non-Recurring

In the three and nine months ended September 30, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million for the nine months ended September 30, 2000. In order to satisfy this demand, we committed internal resources, hired a significant number of additional professional services personnel and hired independent contractors. We may not be engaged for additional projects of similar or larger size and the demand for professional services may decrease. For instance, our professional services revenues decreased from approximately $2.4 million for the three months ended March 31, 2000 to approximately $2.2 million for the three months ended June 30, 2000. In addition, if we are engaged for additional projects of similar or larger size, we may not be able to hire the resources necessary to meet future demand. As a result, our revenues from professional services could decrease significantly. During the three months ended September 30, 2000, one customer for which we performed a non-recurring professional services engagement accounted for 16.6% of our revenues.

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

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our overall business strategy, we intend to pursue strategic acquisitions of complementary businesses or technologies that would provide additional service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For instance, in September 2000 we completed our acquisition of PaylinX, a developer of a payment server platform for real-time credit card transactions. We have no experience in integrating or operating a payment server business and cannot give assurance that we will be successful in integrating and operating this business into CyberSource. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. If we do not successfully integrate PaylinX, or if the benefits of the PaylinX transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

 . difficulties in the assimilation of the operations, technologies, products and personnel of PaylinX or another acquired company;

 .  the diversion of management's attention from other business concerns;

 . risks of entering markets in which we have no or limited prior experiences such as the enterprise software market; and

 .  the potential loss of key employees of PaylinX or another acquired company.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future with respect to our e-commerce transaction services and support business, our professional services business and our enterprise software business. Currently our primary source of competition comes from online merchants who develop custom systems. These online merchants who have made large initial investments to develop custom systems may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for e-commerce transaction processing such as Clear Commerce, CyberCash, Digital River, First Data Corporation, Hewlett-Packard (VeriFone), HNC Software, Open Market, ShopNow.com and Signio (a subsidiary of VeriSign). In addition, other companies, including financial services and credit companies such as AT&T and GE Capital, may enter the market for our services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services. With respect to our professional services business, our primary competitors include Internet service firms, such as Agency.com, iXL, Proxicom and Razorfish, and technology integrators, such as Andersen Consulting, Sapient, Scient and Viant.

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

Difficulties We May Encounter Managing Our Growth Could Adversely Affect Our Results of Operations

We have experienced a period of rapid and substantial growth that has placed and, if such growth continues, will continue to place a strain on our administrative infrastructure. We have increased the number of our employees from 45 employees at December 31, 1997, 127 employees at December 31, 1998 and 228 employees at December 31, 1999 to 445 at September 30, 2000 which include 92 employees who joined CyberSource as a result of the PaylinX acquisition. This expansion is placing a significant strain on our managerial and financial resources.

During August 2000, we implemented an enterprise resource planning (ERP) system and a customer relationship management (CRM) system. In the future, we may not be able to enhance our management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

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

Our Market is Subject to Rapid Technological Change and to Compete, We Must Continually Enhance Our Systems and Software Products to Comply with Evolving Standards

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure, as well as our software products. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services as well as our software products. We must continue to address the increasingly sophisticated and varied needs of our merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant requirements or emerging industry standards. If we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed.

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

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use our current cash and cash equivalents and short-term investments primarily to continue investing in service and software development, to expand sales and marketing activities, to fund product development, to fund continued operations and potentially to make future acquisitions, such as our acquisition of PaylinX and our investment in our joint venture in Japan. We believe our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our services and software, the ability to expand our merchant base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

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

Our International Business Exposes Us to Additional Foreign Risks

Services provided to merchants outside the United States accounted for 9.0%, 23.1% and 3.7% of our revenues in 1998, 1999 and the nine months ended September 30, 2000, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide e-commerce transaction services to the Japanese market. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

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

Existing Stockholders May Exert Control Over CyberSource to the Detriment of Minority Stockholders

At September 30, 2000, our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 24.8% of our outstanding common stock. As a result, these stockholders, if they act together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of September 30, 2000, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

On September 1, 2000, Sharon Maerten-Moore and Daragh Crowley filed an action on behalf of themselves and purportedly, a class of all other similarly situated persons against the Company and two other companies as co-defendants, Civil Action No. C-00-3180 (WHO), in the United States District Court for the Northern District of California. The action purports to be a class action on behalf of "all persons whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations of federal statutes prohibiting the interception and disclosure of electronic communications and the accessing of stored electronic communications, common law violations of unjust enrichment, invasion of privacy, negligence, misrepresentation, breach of contract, and violation of California Business and Professions Code (S)17200 which prohibits unfair business practices. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. Plaintiffs have extended the Company's time to respond to the complaint. Discovery has not yet begun, and no trial date has been set. Management believes that the claims alleged are without merit and plans to vigorously defend the action.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Of the remaining $85.7 million of net proceeds as of September 30, 2000 from the second offering in November 1999, the Company used $12.7 million to fund operations and acquired $4.3 million of property and equipment. The remaining
68.7 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of September 30, 2000.

On September 18, 2000, pursuant to an Agreement and Plan of Merger, dated as of July 9, 2000 ("Agreement"), the Company completed the acquisition of PaylinX, a privately held Delaware corporation pursuant to a merger transaction. As consideration for the transaction, the Company issued an aggregate of 8,807,788 shares of the Company's common stock, $0.001 par value, in exchange for all of the outstanding shares of capital stock of PaylinX, subject to the withholding of 10% of such shares in escrow in accordance with the terms of the Agreement. At the effective time of the acquisition, all outstanding options and warrants to purchase shares of PaylinX common stock were automatically converted into options and warrants to purchase 2,609,370 shares of the Company's common stock based upon the conversion factor set forth in the Agreement with corresponding adjustments to their respective exercise prices. The Company applied for and received from the California Department of Corporations a fairness determination with respect to the transaction under all provisions of Section 25121 and 25142 of the California Corporate Securities Law of 1968. Accordingly, the issuance of Company securities in the transaction were exempt from registration under
Section 5 of the Securities Act of 1933, as amended, pursuant to Section 3(a)(10) of such Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Meeting of Stockholders on September 15, 2000. The stockholders voted on proposals to:

1. Approve the issuance of shares in merger with PaylinX. Approve the issuance of approximately 8.46 million shares of the Company's common stock (subject to adjustment for changes in the outstanding capital of PaylinX) to stockholders of PaylinX in exchange for all of the shares of outstanding stock of PaylinX.

2. Approve an amendment to the Company's 1999 Stock Option Plan to increase the number of shares reserved thereunder from 6,000,000 shares to 7,000,000 shares.

The proposals were approved by the following votes:

1. Approve the issuance of shares in merger with PaylinX. Approve the issuance of approximately 8.46 million shares of the Company's common stock (subject to adjustment for changes in the outstanding capital of PaylinX) to stockholders of PaylinX in exchange for all of the shares of outstanding stock of PaylinX.


                        For             Against          Abstained
                     16,797,673         154,056            26,325


2. Approve an amendment to the Company's 1999 Stock Option Plan to increase the number of shares reserved thereunder from 6,000,000 shares to 7,000,000 shares.


                        For             Against          Abstained
                     12,756,042        4,082,302          139,710

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

*** Incorporated by reference to the same numbered exhibit previously filed with the Company's Annual Report on Form 10-K filed on March 30, 2000 (SEC File No. 000-26477)

+   Confidential treatment granted as to portions of this exhibit.

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

                                                CYBERSOURCE CORPORATION
                                                -----------------------
                                                     (Registrant)


Date: November 13, 2000                 By  /s/ Charles E. Noreen, Jr.
                                        ------------------------------------
                                        Charles E. Noreen, Jr.


                                   Vice President of Finance and Administration and Chief Financial Officer
                                   (Authorized Officer and Principal Financial
                                   Officer)