Form 10-K
period 2000-12-31
CYBERSOURCE CORP
filed 2001-04-02
CIK 934280

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ________________


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from        to

                                ________________


                            CYBERSOURCE CORPORATION

            (Exact Name of Registrant as Specified in its Charter)

          Delaware                        7374                     77-0472961
(State or Other Jurisdiction         (Primary Standard           (I.R.S. Employer
    of Incorporation or          Industrial Classification     Identification Number)
        Organization)                     Code Number)


                             1295 Charleston Road
                        Mountain View, California 94043
                                (650) 965-6000

      (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Securities Registered Pursuant to Section 12(b) of the Act:
                    Common Stock, $.001 Par Value per Share

          Securities Registered Pursuant to Section 12(g) of the Act:
                                     None

                               ________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 16, 2001 was approximately $73.8 million (based on a closing sale price of $2.3125 per share as reported for the NASDAQ Exchange).

The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of March 16, 2001 was 35,163,502.

================================================================================

PART I

ITEM 1:  BUSINESS

Overview

     CyberSource Corporation is a leading developer and provider of online commerce transaction processing services, software and consulting expertise. Our solutions include those for payment, risk management systems, tax, stored value and delivery assurance. Businesses engage CyberSource to enhance online commerce transaction efficiency across multiple business units with varying processing requirements.

Industry

     During 2000, the market for online commerce infrastructure products and services changed significantly. The requirements for success changed from enabling Internet businesses to sell online, to enabling traditional businesses to implement online commerce transaction processing capabilities throughout multiple sales channels, i.e., multiple business units within the organization with varying processing requirements: Internet, call center, Interactive Voice Response Units, kiosks, point-of-sale, etc. Companies that conducted business exclusively on the Internet originally fueled demand for online commerce infrastructure. Traditional businesses began leveraging business operations across multiple sales channels to reclaim customers, demonstrating both the power, and challenges, of diversified online commerce operations.

     While CyberSource was born as a result of the growth of Internet commerce, our business success is not tied to just companies doing business exclusively on the Internet. Our value is providing products and services that enable and increase online commerce transaction efficiency for companies that conduct business exclusively on the Internet as well as for traditional companies. In fact, the challenges and complexities of integrating multiple sales channels serve to increase the need for CyberSource solutions and strengthen our value proposition in the eyes of traditional businesses.

     To satisfactorily serve customers, businesses with multiple sales channels must unify the customer experience and streamline online commerce operations. This can require implementation and consolidation of online commerce transaction infrastructure (payment systems, risk management systems, tax systems, stored value systems and reporting capabilities) across the multiple sales channels. Further, these transaction systems must integrate with internal business systems and processes unique to each enterprise function, including finance, customer service, sales and marketing, administration and distribution. This complex, integrated environment presents significant business opportunities for companies such as CyberSource.

The CyberSource Solution

     We are a leading developer and provider of online commerce transaction processing services, software and consulting expertise. Our offerings are designed for medium and large enterprise customers. Our solutions include on-site or outsourced systems to support electronic payment, risk management, stored value (gift certificates and promotional incentive programs), tax calculation, address correction and standardization and export compliance. Key benefits of our solutions include:

     . Faster time-to-market and operating flexibility. Our solutions are based on transaction services, software and professional services. They can be managed in-house or outsourced. Customers choose the strategy that best fits their business strategy, skills and resources. Interfaces to our software and services come pre-configured with popular commerce server, customer relationship management and enterprise resource planning applications, thus decreasing development time.

     . Support for Multiple Sales Channels. Our solutions are designed to support online commerce transaction processing across multiple sales channels, including Internet, call center, Interactive Voice Response Units, kiosks and point-of-sale systems. Customers can reduce operating expense and improve efficiencies by integrating and consolidating online commerce infrastructure based on CyberSource solutions and consulting expertise.

     . Support for Multiple Platform. Online commerce infrastructure impacts nearly every business system and function, and many of these systems operate using different technology platforms. CyberSource solutions are designed to operate within many technology environments, thus providing flexibility to integrate commerce infrastructure across business functions and evolve with changes in operating platforms. Supported environments include Unix (Sun Solaris, HP UX, IBM AIX, SCO), NT, Linux, and Java. Pre-configured integrations with commerce server, call center, Interactive Voice Response Unit and enterprise software platforms include: Aspect, ATG, Blue Martini, BroadVision, Great Plains, IBM, Intershop, Lucent, Microsoft, Oracle, PeopleSoft, SAP and Siebel.

     . Global. Our solutions are used by businesses in many countries throughout the world. Our transaction services are available via data centers located in the United States, the United Kingdom and Japan, and a network of virtual network access points in 18 countries on 5 continents. Our payment gateways currently support over 150 currencies and our payment software supports connections to major processors located throughout the world. Our stored value technologies support multiple currencies, and our sales tax/value added tax calculation service supports Canadian provinces and all countries in the European Union, in addition to all United States jurisdictions. In addition, we maintain a global professional services organization to serve customers worldwide.

     . Financial Flexibility. Because we offer solutions based on software, services or a combination of the two, CyberSource offers customers the ability to choose how they will finance their commerce infrastructure as their business evolves or market conditions change. Customers can choose from variable cost, fixed cost or capital expense-based finance strategies.

     . Scale Without Disruption. CyberSource offers online commerce infrastructure expertise, gained from working with some of the largest brick and mortar and Internet businesses. CyberSource professional services can help customers design and implement commerce infrastructure in a way that allows them to avoid implementation errors and scale their business (volume, channels, markets and technology migration) without major disruption. CyberSource software is designed for enterprise scalability, with our payment software having the ability to scale across multiple payment types, business channels and gateway connections, all underpinned by multi-threaded processing technology that supports high volume transaction operations. Similarly, our fault tolerant data centers operate with excess capacity, allowing customers to comfortably scale transaction volume and accommodate spikes in order activity.

Strategy

     Our objective is to be the leading worldwide provider of online commerce transaction infrastructure solutions for enterprise customers. Several key initiatives were completed in 2000, which enhance our solution capabilities and expand our global presence. In 2001 we plan to continue pursuing similar alliances, development relationships, and distribution strategies that allow us to further penetrate our target markets and broaden our solution capabilities.

     We believe the following actions in 2000 enhance our position in the emerging multi-channel market environment, including:

     . ExpressGold Acquisition. In January 2000, we purchased ExpressGold, Inc., a leading developer and provider of Internet stored value technology and services, such as private-label, Internet-based gift certificates and promotional vehicles. This acquisition has further enhanced the attractiveness of our value proposition to retailers and catalogers seeking multi-channel solutions for gift certificate and promotional coupon issuance and redemption.

     . CyberSource KK. CyberSource launched its Japanese joint venture, CyberSource K.K., in March 2000. CyberSource K.K. strengthens CyberSource's global presence and is intended to capture new revenue streams resulting from Japan's rapidly growing online markets.

     . Professional Services Expansion. In April 2000, we hired approximately 35 consulting professionals to expand our custom solution capabilities and strengthen our legacy system integration expertise to meet the needs of multi-channel commerce. The growth of our professional services capabilities has delivered new sources of revenue and served to maximize the depth and breadth of our business relationships with customers.

     . PaylinX Acquisition. In September 2000, CyberSource acquired PaylinX Corporation, a developer of enterprise payment and fraud detection software. This acquisition is strategically important for two reasons. First, it speeds our time-to-market with products designed to support multiple sales channels. Second, it enables us to present an 'insource, outsource or both' operating model to customers, thus increasing sales potential regardless of the customer's operating model preference.

Key Business Strategies

     Monitor and Target Key Industries. We believe the online commerce market will continue to challenge vendors to provide comprehensive online commerce infrastructure solutions --not just provide technology. To provide such value, CyberSource has begun to monitor and focus our efforts to better understand industries we believe represent the greatest business potential and to develop solutions to better address their online commerce needs. During the second half of 2000, we began to focus our marketing, sales, and development efforts on traditional retail, manufacturing and insurance industries.

     Market Total Solutions. CyberSource has developed recognized competencies in five areas of online commerce infrastructure: payment, risk management, stored value, tax and delivery assurance systems. These competencies are built on a combination of transaction services and software-based technologies, as well as professional services. We intend to continue building upon these competencies to enhance their value. For example, in 2000 we not only leveraged our relationship with Visa U.S.A. to incorporate advanced neural network modeling expertise into our credit card risk scoring service, but also marketed professional services to assess risk management processes, and those to implement and 'tune' risk management systems. Further, our acquisition of PaylinX extended our payment solution capabilities to include enterprise payment software able to be utilized across multiple sales channels.

     Utilize Strategic and Sales Alliances to Drive Business. We intend to utilize or leverage our relationships with strategic and sales alliances to increase market penetration. These alliances span strategic, sales and referral and technical relationships, including those with GE Capital's Equity Capital Group, Visa, Bank of America, First Data Corporation, Paymentech, Vital Processing Services, Microsoft, Intershop, Blue Martini, ATG, BroadVision, Aspect, Avaya and IBM. In 2001, we intend to further refine our alliance strategies by developing distinct programs and strategies to develop additional corporate-level relationships, as well as sales and technical alliances.

CyberSource Solutions

     CyberSource currently offers online commerce infrastructure products and services in five key areas: payment, risk management, stored value, tax and delivery assurance. In addition, during 2000 we focused our product and services offerings to address multi-channel, enterprise class customers. Key products include:

Payment CyberSource supplies real-time, electronic payment solutions that enable the acceptance of credit cards, electronic checks, and new 'alternative payment' types (such as MagnaCash and Cardinal Commerce), as well as automated clearinghouse payments. Credit card services support all major credit cards, including consumer, corporate, procurement cards and private-label cards and enable real-time payment in over 100 currencies worldwide. CyberSource also offers Smart Authorization, an enhanced credit card authorization service with built-in fraud detection. Our array of software and service offerings allow customers to manage payment systems in-house, or outsource them, or both and we offer an array of professional services offerings to assist with implementation, consolidation and integration of payment services.

Risk Management     Our risk management technology is built on a combination of enterprise software, services, and professional services that increase customers' ability to automatically screen for credit card fraud and streamline exception processing. Our
                    CyberSource Fraud Manager software allows customers to establish customized rules for order acceptance, scoring and review. This software, in conjunction with our Internet fraud screening service, which uses artificial intelligence, and an extensive transaction history database to return a predictive risk score in fewer than three seconds, allows businesses to accurately predict and control fraud. These products, combined with our professional services to assess risk management operations, integrate and maintain required systems and train personnel, comprise a robust risk management offering.

                    In July 1999, we entered into an agreement with Visa U.S.A., pursuant to which Visa agreed to verify our fraud screening results for transactions paid for by a Visa credit card, enabling us to continually improve the accuracy and predictability of our Internet Fraud Screen service. This service, called CyberSource Internet Fraud Screen enhanced by Visa, was launched in September 1999, was enhanced in February 2000 and enhanced again in September 2000. These enhancements feature use of neural networks and rules-based modeling technology, and we believe they are the first to use card association reported fraud information to accurately predict Internet fraud. Improved accuracy translates into lower operational costs, because businesses can rely more heavily on automated methods of order screening with lower risk of rejecting valid sales or accepting fraudulent purchases. The service enhancements also allow us to return 'Risk Profile Codes' which allow customer support service personnel to quickly determine the reasons for risk being assigned to an order and more efficiently attempt resolution.

                    Our acquisition of PaylinX included PaylinX Fraud DefenZ software, providing CyberSource the technology platform necessary to extend our risk management solutions to include local merchant rules management and case management, in addition to our Internet Fraud Screen service. We expect these added software elements to play a significant role in our future risk management product architecture.

Tax Our tax service calculates sales and use taxes for over 60,000 taxing jurisdictions in the United States and Canada, and supports Value Added Tax (VAT) in 28 countries. Our professional services personnel are available to support integration and development of reporting systems.

Stored Value        Stored Value is the technology underlying the issuance and redemption of gift certificates, promotional coupons, points-based incentive programs and similar applications. We currently provide gift certificates and promotional gift certificate offerings, inclusive of professional services, that allow customers to implement private-label and multi-merchant gift certificates and promotional program vehicles that work across sales channels (Web, call center, POS, kiosk, etc.).

Delivery Assurance       Our delivery assurance solutions help businesses reduce
                         the costs associated with mis-shipment by validating and standardizing address information while customers are still online or on the phone, as well as automating checks for compliance with United States export regulations. Professional services are available to support the implementation and integration of each.

                         Perfect Address. This service is designed to prevent businesses from shipping goods to incorrect physical addresses in the United States and Canada, as well as 'standardizing' the address format to minimize shipping time and help reduce shipping costs. The service identifies undeliverable addresses while the customer is still online or on the phone so that discrepancies can be resolved immediately. This service utilizes database and artificial intelligence technologies to confirm in real-time that city/state/zip combinations are correct, that streets and street addresses are valid, and automatically standardizes the address format, including zip codes. Perfect Address is United States Postal Service CASS certified and Canadian Post Corporation SERP certified.

                         Export Control. Through this service we help to ensure that businesses comply in real-time with United States Government export regulations, monitoring order acceptance against a rapidly changing list of denied countries, persons or entities and electronically verifying the customer's location using our geolocation technology.

Professional Services    In addition to the professional services specific to
                         our competency areas, we also provide services to support enterprise business process analysis and cross-function commerce infrastructure integration. We offer both business and technical consulting services:

                         Business Consulting: includes technology selection, sales and customer service process/systems impact, finance and administrative process/systems impact, process analysis, transaction cost analysis, ongoing support and maintenance.

                         Technical Consulting: includes database sizing, systems installation and integration, custom reporting, system optimization, disaster recovery, capacity planning, scalability and security.

     For the year ended December 31, 2000, revenues derived from transaction services and related support, professional services and enterprise software were approximately 67%, 30% and 3% of total revenues, respectively, compared to 91%, 9% and 0% of total revenues, respectively, for the year ended December 31, 1999.

Merchants and Markets

     We have a broad customer base from a variety of industry groups, including retailers and consumer product manufacturers, as well as insurance, telecommunications, utilities, government and education accounts. During 2000, CyberSource increased penetration of large, traditional businesses.

     For the year ended December 31, 2000, one customer accounted for 12% of revenue. For the years ended December 31, 1999 and 1998, Beyond.com, a related party, accounted for 13% and 24% of revenues, respectively. Revenues from outside the United States were less than 10% for the year ended December 31, 2000 and 1998. For the year ended December 31, 1999, revenues from outside the United States were 23% of total revenues.

Sales and Marketing

     Target customers for commerce infrastructure solutions include medium and large enterprise customers, typically operating with multiple sales channels. The industries represented by these customers include retail, wholesale, manufacturing, telecommunications, utilities and insurance. We reach these businesses worldwide through a direct sales force as well as through sales alliances that leverage existing sales and marketing infrastructures developed by our resellers and referral partners. In addition to our direct and indirect sales efforts, we work with several strategic partners to promote our solutions. As of December 31, 2000, we had a total of 113 employees in sales and marketing worldwide, excluding our professional service consultants, which totaled 56 persons as of December 31, 2000. In the first quarter of 2001, the Company recorded a restructuring charge and reduced its sales and marketing personnel by approximately 63 employees.

     Direct Sales. Our direct sales force is comprised of dedicated sales professionals that target medium-to-large businesses, typically with annual revenues in excess of $300 million. Our direct sales organization consists of account executives and account managers. These individuals work together to manage accounts in their territory, with account executives (sales managers and principals) primarily working in the field and account managers providing inside sales support. Sales representatives are compensated in a manner that promotes new customer acquisition as well as the up-sell and cross selling of solutions to the installed base of accounts.

     Sales Alliances. Our indirect sales channel is divided into "resellers," "managed commerce providers," and "referral allies." These companies have contractual relationships that vary from referral relationships to reselling software and services.

     . Resellers. Our resellers provide our software and services as a part of their larger offering portfolio and facilitate the sale and billing of our services. Resellers are authorized to sell our software, transaction services and support services. Our resellers include banks and payment services providers such as Bank of America, National Westminster Bank, Paymentech and Wells Fargo Bank.

     . Managed Commerce Providers. Managed Commerce Providers typically host customized and turnkey storefronts for online businesses, which include our transaction services or enterprise software. Managed Commerce Providers own the entire customer relationship including operations support and billing, and include Internet service providers, application service providers or specialized systems integrators.

     . Referral Allies. These companies have a referral agreement with CyberSource, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms.

     Other Alliances. In addition to channel and referral relationships, we aggressively pursue both technical and strategic alliances. These alliances result in leveraged product development efforts, streamlined integration capabilities and leveraged marketing efforts.

     . Technical. Our technical alliances serve to increase the availability of pre-packaged integration options for our customers. These alliances span commerce server vendors and Interactive Voice Response Unit vendors to enterprise software vendors. Current technical alliance relationships include: ATG, Avaya, Blue Martini, BroadVision, IBM, Intershop and Microsoft.

     . Strategic. Our strategic alliances include our relationship with Visa. We work together with our strategic partners to enhance our existing solutions portfolio, develop new services and drive the adoption of industry standards.

        The agreement we entered into in July 1999 with Visa U.S.A. to jointly develop and promote the CyberSource Internet Fraud Screen enhanced by Visa for use in the United States continues in effect. The agreement has an initial term lasting until August 2001 and will be automatically extended thereafter until terminated by either party. Visa has agreed to promote and market the Internet Fraud Screen enhanced by Visa to its member financial institutions and Internet merchants. During the term of the agreement, we cannot enter into any development or consultation agreements with certain competitors of Visa in the area of Internet fraud detection.

     Marketing. We use a variety of marketing activities to increase market awareness of our products and services and educate our target audience. In addition to building awareness of our brand, our marketing activities focus on generating leads for our sales efforts. To build awareness and attract new customers and partners, we conduct marketing and co-marketing programs including advertising, telemarketing, public relations activities, referral programs, co-branded initiatives and trade shows.

Customer Support

     We provide a range of customer activation and sustaining support services to ensure a high level of performance, reliability and customer satisfaction. These services help in-house developers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operations issues. Our services support both transaction and software solutions. Our support offerings range from basic account activation and online web-based support reference materials for transaction services through 24/7 support with priority response from dedicated merchant support engineers and assigned account managers.

     Through toll-free telephone numbers, our customers can reach our support desk professionals around the clock. As of December 31, 2000, 53 of our employees were dedicated to customer support. In the first quarter of 2001, the Company recorded a restructuring charge and reduced its customer support personnel by 17 employees.

Technology

     CyberSource develops and provides software and transaction services technologies.

Enterprise Software

     During 2000, we completed our acquisition of PaylinX Corporation. This acquisition enhanced our technology and intellectual property portfolio by adding the PaylinX server, renamed the CyberSource Payment Manager. Adding CyberSource Payment Manager enhanced our product suite, allowing our sales and professional services employees to sell CyberSource Payment Manager as a stand-alone application server product, capable of processing high-volumes of secure payment transactions for multiple sales channel enterprises.

Modular Systems Architecture

     The CyberSource Payment Manager product is based on a modular systems architecture that allows this server to be installed into a very large customer installation where a dedicated payment gateway interface will be used. CyberSource Payment Manager is designed as a three-layer software architecture that is well-suited for enterprise deployment. These layers include multiple sales channel interface, core server, and database. The multiple sales channel interface and core server platform are based on the Microsoft Windows NT operating system.

Multiple Sales Channel Interface

     The CyberSource Payment Manager core server supports a common programming interface that can be adapted to multiple sales channel enterprise systems. These sales systems might be for a call center to accept orders, through an Interactive Voice Response Unit, from a Web server using hypertext transfer protocol, point-of-sale terminal, or from a wireless application protocol device. This architecture strongly supports our belief that enterprises will demand a payment server capable of supporting multiple, independent sales channels and that the enterprise sees significant benefit in being able to manage and control a single transaction payment platform.

CyberSource Payment Manager Database

     The database layer is based on a standard structured query language (SQL) interface and allows the enterprise deploying the CyberSource Payment Manager the choice of implementing with any of the standard relational database management systems (RDBMS) on the market. The current installed base of database platforms include Oracle RDBMS, Microsoft SQL Server and Sybase RDBMS.

Transaction Services

     Our proprietary transaction processing system employs a modular architecture that was designed to scale rapidly and handle the transaction processing demands of our customers. This system is composed of multiple groups of servers and routers acting as a single point of contact for our customers' transaction processing requirements. The primary software components of our system are the Transaction Databases, the Commerce Engine, the Commerce Services Applications, the Simple Commerce Messaging Protocol or SCMP and the SCMP client. This system utilizes industry standards to maximize our compatibility with our customers' commerce systems. In addition, we have implemented a global network of data centers and access points that are designed to minimize transaction processing time and system failures.

Transaction Database Architecture

     Two primary databases form the core of our transaction processing system: the transaction process database, which maintains information necessary to process each individual transaction and the decision support database, which processes reports and provides detailed information about customers' transactions. Our transaction services rely on these databases to store the information necessary to process transactions. For example, our fraud prevention service relies upon a proprietary database of millions of transactions to assess the risk of fraud.

Commerce Engine

     Our Commerce Engine manages workflow functions and the required communications between our commerce servers, our database and any external resources, including First Data Corp., National Westminster Bank, Paymentech and Vital Processing Services. Our Commerce Engine is designed to meet the transaction processing demands of our customers in a secure, fast, efficient, reliable, scalable and interoperable manner. Our Commerce Engine was designed to scale rapidly to handle peak transaction processing loads. Separate Commerce Engine servers share the transaction load from our customers and provide for immediate backup services should any Commerce Engine server fail. Additional Commerce Engine servers can be readily added to our data centers to accommodate increased customer demand.

Commerce Services Applications

     We have developed a set of software applications that perform the services included in our commerce solutions. These services include global payment processing, fraud prevention, tax calculation, export compliance, delivery address verification and stored value. These applications contain the rules and logic necessary to provide our transaction services to customers. The applications share resources with the Commerce Engine and databases which allow us to efficiently add new application services to meet our customers' needs. A project is underway to redesign our payment services so that the underlying software technology used is the same as that of the CyberSource Payment Manager. This will allow us to streamline and leverage development efforts across payment services and payment software offerings.

Simple Commerce Messaging Protocol

     We have developed the Simple Commerce Messaging Protocol (SCMP) to enable efficient and secure connections between our Commerce Engine and our customers. In order to ensure secure messaging, SCMP utilizes industry standards for secure communications including the Data Encryption Standard, RSA/public key cryptography and digital certificates. SCMP enables our customers to securely access our suite of commerce services. Most importantly, SCMP can be integrated into any software product that might require our application services.

SCMP Client

     Our commerce services are invoked by a common programming interface residing on our customers' commerce servers. This client may be easily installed with a "plug- in" that is available for popular platforms or integrated by using our developer kit. Our software libraries act as a client and run on most operating systems including Microsoft NT, UNIX (Sun Solaris, HP UX, IBM AIX, SCO and others) and Linux. A customer can access our commerce services using either the plug-in or the software libraries that we have developed.

Industry Standards

     The implementation of our architecture is based on and complies with widely accepted industry standards. For example, the Commerce Engine utilizes industry standard components from industry leaders such as Cisco, Harbinger, Microsoft, Retail Logic, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, enables ease of modification and reduces the need for software modules to be rewritten over time, thus protecting our customers' investments.

Data Centers and Network Access

     Our data centers are located at leased facilities in Santa Clara, California, London, England and Tokyo, Japan. A data center is a facility containing servers, modem banks, network circuits and other physical equipment necessary to connect users to the Internet. These data centers have multiple levels of redundant connectivity to the Internet, back-up power, fire suppression, seismic reinforcement and security surveillance 24 hours a day, 7 days a week. In addition, we have access to 18 "points of presence" located on 5 continents. That access is provided by an Internet service provider and allows us to serve customers globally. A "point of presence," or POP, is a point along an Internet service provider's network that enables users to connect to the Internet more directly and therefore more quickly. These points of presence provide rapid access to our suite of services and significantly reduce the number of Internet connections a transaction must pass through to reach us.

Product Development

     Our product development team is responsible for the design, development and release of our core infrastructure and services. We have a well-defined software development methodology that we believe enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our software development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Our development methodology focuses on delivery of product to a global market, enabling localization into multiple languages, multi-currency payment processing, global fraud detection and local regulatory compliance from a single code base. As of December 31, 2000, we employed 132 persons in our product development organization. In the first quarter of 2001, the Company recorded a restructuring charge and reduced its product development personnel by 24 employees.

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

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. While we police the use of our services and technology through online monitoring and functions designed into SCMP and our Commerce Engine, an unauthorized third-party may nevertheless gain unauthorized access to our services or pirate our software. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services or design around any intellectual property rights we hold.

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

Competition

     The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from businesses that develop custom systems. These businesses that have made large initial investments to develop custom systems may be less likely to adopt outside services or vendor developed online commerce transaction processing software.

     We also face competition from developers of other systems for online commerce transaction processing such as Clear Commerce, CyberCash, Digital River, E-One Global (an affiliate of First Data Corporation), Hewlett-Packard (VeriFone), HNC Software, Open Market, Payments Plus, TrinTech, VeriSign and XiPay. In addition, companies, including financial services and credit companies such as First Data Corporation, AT&T and GE, may enter the market.

     Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other commerce infrastructure providers, thereby increasing the ability of their solutions to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our market share or require the reduction of the prices of our offerings, either of which could materially and adversely affect our business, results of operations or financial condition.

We compete on the basis of certain factors, including:
 .  system and product reliability;
 .  product performance;
 .  expertise;
 .  environments supported
 .  ease of implementation and integration;
 .  time to market;
 .  customer support; and
 .  price.

     We believe that we presently compete favorably with respect to each of these factors. However, the market for our solutions is still rapidly evolving, and we may not be able to compete successfully against current and future competitors.

Employees

     As of December 31, 2000, we had a total of 448 employees, including 169 employees in professional services, sales and marketing, 132 employees in product development, 93 employees in operations and customer support and 54 employees in general and administrative services. In the first quarter of 2001, the Company terminated approximately 123 employees of which 63 were in professional services, sales and marketing, 24 were in product development, 24 were in operations and customer support and 12 were in general and administrative services. None of our employees is represented by a labor union and we consider employee relations to be positive.

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

Regulations

     The following regulations may adversely affect our business now or in the future:

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

              Internet Tax Freedom Act. Enacted in October 1998 and effective through October 2001, the act bars state or local governments from imposing taxes that would subject buyers and sellers using electronic commerce to taxation in multiple states. The act also bars state and local governments from imposing taxes on Internet access through October 2001. When the act expires or if the act is repealed, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting our business.

ITEM 2:   PROPERTIES

Facilities

     Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2006. We also occupy approximately 44,000 square feet of space in St. Louis, Missouri under a lease expiring in October 2004. In addition, we occupy field sales offices in various cities throughout the United States. We also maintain sales and support offices in leased space in Weybridge, United Kingdom.

ITEM 3:  LEGAL PROCEEDINGS

     In November 1999, a lawsuit was filed against the Company alleging that our payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. While there can be no assurances as to the outcome of this litigation, we have obtained opinions of patent counsel that our payment services do not infringe upon either of the plaintiff's patents. Initial Discovery has been completed and we filed a motion to specify how certain claims in the patents should be construed, for which the court held a hearing on February 1, 2001. The court has not yet rendered a decision on the motion. We intend to vigorously defend against the claims asserted.

     On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. In February 2001, plaintiffs amended their complaint to allege that the action purports to be a class action on belief of "all persons who entered into online transactions with Amazon.com prior to August 31, 2000 whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations by us of a federal statute prohibiting the interception and disclosure of electronic communications, as well as common law violations of unjust enrichment, invasion of privacy, negligence, and fraudulent concealment. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. We are moving to dismiss the complaint for failure to state a legal claim against us. Discovery has not yet begun, and no trial date had been set. While there can be no assurances as to the outcome of this litigation, management believes that the claims alleged are without merit and plans to defend the action vigorously.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ National Market under the symbol "CYBS." The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

     Year ended December 31, 1999                          High           Low
     ----------------------------                       ----------     --------
     Second Quarter (from June 23, 1999)........        $14 3/4        $12
     Third Quarter..............................        $55 3/8        $15 1/4
     Fourth Quarter.............................        $70 1/2        $40 1/8

     Year ended December 31, 2000                          High           Low
     ----------------------------                       ----------     --------
     First Quarter..............................        $56 1/2        $26
     Second Quarter.............................        $37 1/16       $12 3/8
     Third Quarter..............................        $18 1/4        $6 11/16
     Fourth Quarter.............................        $11 1/4        $1 1/2


     The Company had approximately 600 shareholders of record as of December 31, 2000. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

     With the remaining $68.7 million of net proceeds from the second public offering in November 1999, the Company acquired $3.2 million of property and equipment and used $15.3 million to fund operations during the three months ended December 31, 2000. The remaining $50.2 million of net proceeds was held in various cash and cash equivalent accounts as of December 31, 2000. Our Board of Directors has authorized the use of up to $20.0 million of the remaining $50.2 million of net proceeds for the repurchase of shares of our common stock. The purchases will be made in the open market from time to time over the next twelve months as market and business conditions warrant. In addition, all purchases are subject to the availability of shares and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

     In connection with the acquisition of PaylinX Corporation in September 2000, we issued 8,807,788 shares of the Company's common stock to the former PaylinX Corporation stockholders. In exchange for the September issuance, we acquired all of the outstanding capital stock of PaylinX Corporation. The issuance was made, without general solicitation or advertising, pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933. Section 3(a)(10) grants an exemption from registration for shares issued in exchange for one or more bona fide outstanding securities as long as the terms and conditions are approved after a hearing upon the fairness of the issuance and exchange at which recipients of the securities have right to appear held by an official state agency expressly authorized by law to grant such an approval. After a hearing before the California Department of Corporations at which the terms and conditions were deemed fair, a permit to issue securities was granted and the shares were issued under the applicable exemption.

ITEM 6:  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

                     SELECTED CONSOLIDATED FINANCIAL DATA

                                                                              Period From
                                          Years Ended December 31,           March 20, 1996
                                    ------------------------------------     (Inception) to
                                    2000(3)    1999(2)   1998(2)    1997    December 31, 1996
                                    -------    --------  --------  -------  ------------------
                                                     (In thousands, except per share data)
Consolidated Statements of Op-
 erations Data:
Revenues.......................     $29,924   $ 12,931  $  3,384  $   968            $   144
Cost of revenues...............      23,161     10,948     3,471      324                137
                                    -------   --------  --------  -------            -------
Gross profit (loss)............       6,763      1,983       (87)     644                  7
Operating expenses:
  Product development..........      16,103      7,807     3,831    2,300                338
  Sales and marketing..........      29,400     15,110     4,184    1,988                425
  General and administrative...      13,532      6,023     2,079      681                387
  In-process research and
   development.................      14,500         --        --       --                 --
  Amortization of goodwill and
   other intangible assets.....      12,961         --        --       --                 --
  Acquisition related costs....         834         --        --       --                 --
  Deferred compensation
   amortization................       1,521      4,716        18       --                 --
                                    -------   --------  --------  -------            -------
    Total operating expenses...      88,851     33,656    10,112    4,969              1,150
                                    -------   --------  --------  -------            -------
Loss from operations...........     (82,088)   (31,673)  (10,199)  (4,325)            (1,143)
Interest income (expense),
 net...........................       7,304      1,828       (48)     (13)                --
Loss on investment in joint
 venture.......................        (200)        --        --       --                 --
                                    -------   --------   -------  -------            -------
Net loss.......................    $(74,984)  $(29,845)  (10,247) $(4,338)           $(1,143)
                                    ========  ========   =======  =======            =======
Basic and diluted net loss per
 share(1)......................     $ (2.63)  $  (1.95) $  (2.08)
                                    ========  ========  ========
Shares used in computing basic
 and diluted net loss per
 share(1)......................      28,472     15,267     4,924
                                    ========  ========  ========

                                                                   December 31,
                                               ----------------------------------------------
                                                2000(3)   1999(2)   1998(2)   1997     1996
                                               --------  --------  --------  -------  -------
                                                                (In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments................................   $92,003   $140,269   $11,422   $2,000    $ --
Working capital (deficit)...................    87,668    137,951     7,814    2,016     (61)
Total assets................................   261,855    154,122    15,389    3,735     106
Long-term obligations, net of current
 portion....................................        65        444       256       33      --
Redeemable convertible preferred stock......        --         --    18,911    2,097      --
Total stockholders' equity (net capital
 deficiency)................................   247,033    146,559    (8,668)   1,037     421

--------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing per share amounts. Until December 31, 1997, the Company was operated as a division of Beyond.com Corporation and had no outstanding common or preferred shares, and, therefore, there are no loss per share amounts for the 1997 and 1996 periods.

(2) The 1999 and 1998 Selected Consolidated Financial Data has been restated to include the balance sheet and operating results of ExpressGold.com, Inc., which was acquired on January 10, 2000 and is being accounted for as a pooling of interests transaction.

(3) The 2000 Selected Consolidated Financial Data includes the balance sheet of PaylinX Corporation as of December 31, 2000 and the operating results of PaylinX Corporation for the period from September 18, 2000, the date of acquisition, to December 31, 2000.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Overview

     We commenced operations in March 1996 as a division of Beyond.com. On December 31, 1997, Beyond.com transferred assets and liabilities related to its commerce transaction processing services division to CyberSource. Our statements of operations and stockholders' equity for 1997 reflect our operations as a division of Beyond.com through December 31, 1997. Our statements of operations for 1997 include all revenues and costs directly attributable to us, including a corporate allocation of the costs of facilities, salaries and employee benefits. Additionally, incremental corporate administration, finance and management costs were allocated to us. We have incurred significant losses since our inception, and through December 31, 2000 had incurred cumulative losses of approximately $83.9 million. We expect to continue to incur substantial operating losses for the foreseeable future.

     The Company derives its revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. The Company does not have vendor-specific objective evidence for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, the Company recognizes the entire contract ratably over the term of the maintenance period. For the year ended December 31, 2000, one customer accounted for 12% of revenue.

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the acquisition of ExpressGold.com, Inc. (ExpressGold) which was completed in January 2000 and was accounted for as a pooling of interests as well as the acquisition of PaylinX Corporation (PaylinX) for the period from September 18, 2000, the date of acquisition, which was accounted for under purchase accounting.

Results of Operations

     Years Ended December 31, 2000 and 1999

     Revenues. Revenues increased to $29.9 million in 2000, an increase of approximately $17.0 million or 131.4% as compared to $12.9 million in 1999. Transaction and support revenues increased to $19.9 million in 2000, an increase of approximately 68.7% as compared to $11.8 million in 1999. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our number of transactions processed were approximately 162.5 million in 2000 as compared to approximately 47.2 million in 1999. Professional services revenues increased to $9.0 million in 2000, an increase of approximately 714.7% as compared to $1.1 million in 1999, due to an increase in the number and dollar magnitude of professional services projects during 2000. Enterprise software license and maintenance revenues were $1.0 million in 2000. This revenue was generated following our acquisition of PaylinX on September 18, 2000. We expect enterprise software license and maintenance revenues to increase as a percentage of total revenues.

     Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues increased to $15.9 million or 79.9% of transaction and support revenues in 2000 from $10.0 million or 84.1% of transaction and support revenues in 1999. The increase in absolute dollars is primarily due to an increase in operations and customer support personnel and related costs of approximately $1.8 million, an increase in depreciation expense on capital equipment of approximately $1.5 million, an increase in data center costs of approximately $0.5 million and an increase in technical support expense of approximately $0.3 million. Professional services cost of revenues consist principally of personnel related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues increased to $5.8 million or 64.6% of professional services revenues for 2000 as compared to $1.0 million or 90.4% of professional services revenues for 1999. The increase in absolute dollars is due to higher personnel and contractor related costs resulting from an increase in personnel and contractor usage necessary to support our increase in professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due to the economies of scale resulting from the increase in professional services projects. Enterprise software cost of revenues is comprised of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $1.4 million or 143.9% of enterprise software revenues for 2000. Included in enterprise software cost of revenues in 2000 is $1.0 million of amortized developed technology resulting from the acquisition of PaylinX.

     Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased to $16.1 million in 2000 compared to $7.8 million in 1999. The increase is primarily due to higher personnel related costs, which increased by approximately $5.4 million in 2000 as compared to 1999.

     Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased to $29.4 million in 2000 from $15.1 million in 1999. The increase is primarily due to higher sales and marketing personnel related costs which increased by approximately $11.7 million in 2000 as compared to 1999. In addition, sales commissions increased by approximately $1.3 million in 2000 as compared to 1999 due to the increase in sales in 2000.

     General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased to $13.5 million in 2000 from $6.0 million in 1999. The increase is primarily due to higher personnel related costs, which increased by approximately $2.0 million in 2000 as compared to 1999. In addition, bad debt expense, legal and accounting fees and technical support expenses related to our new enterprise resource planning system and customer relationship management system increased by $1.8 million, $0.6 million and $0.1 million, respectively, in 2000 as compared to 1999.

     In-process Research and Development. In September 2000, we recorded $14.5 million in a one-time write-off of in-process research and development costs as a result of our acquisition of PaylinX. Amounts allocated to in-process technology were calculated using established valuation techniques in the high technology industry. In-process technology consisted of enhancements to PaylinX's payment and fraud products, which were estimated to be approximately 80% and 50% complete, respectively, as of the date of acquisition. These enhancements have since been completed. In-process technology was expensed in the quarter ended September 30, 2000, when the acquisition was consummated, because technological feasibility of the in-process technology had not been achieved and no alternative future uses had been established. In-process technology was computed using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

     Amortization of Goodwill and Other Intangible Assets. During 2000, we recorded $13.0 million of amortization of goodwill and other intangible assets primarily as a result of our acquisition of PaylinX. Goodwill and other intangible assets are being amortized on a straight-line basis over the estimated useful lives of three to five years.

     Acquisition Related Costs. Acquisition related costs in the amount of $0.8 million consist of costs incurred related to our acquisition of ExpressGold in January 2000 which was accounted for as a pooling of interests.

     Deferred Compensation Amortization. During 2000, we recorded aggregate unearned compensation of $5.1 million, of which $4.6 million was recorded in connection with our acquisition of PaylinX. Amortization expense related to deferred compensation was $1.5 million in 2000 as compared to $0.5 million in 1999.

     Interest Income (Expense), Net. Interest income, which consists of interest earnings on cash, cash equivalents and short-term investments increased to $7.3 million 2000 from $2.1 million in 1999. This increase is primarily due to an increase in average cash, cash equivalents and short-term investments during 2000 as compared to 1999 as a result of equity financings completed during 1999, including our initial public offering in June 1999 and second offering in November 1999. We expect interest income to decrease in 2001 due to a lower cash, cash equivalents and short-term investment balance and lower interest rates. Interest expense decreased to $0.2 million in 2000 from $0.3 million in 1999. Interest expense represents interest on capital lease obligations.

     Income Taxes. No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception. As of December 31, 2000, we had federal and state net operating loss carryforwards of approximately $78 million and $55 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2005 through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation's ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such an ownership change.

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

     Years Ended December 31, 1999 and 1998

     Revenues. Revenues increased to $12.9 million in 1999, an increase of approximately $9.5 million or 282.1% as compared to $3.4 million in 1998. Transaction and support revenues increased to $11.8 million in 1999, an increase of 263.7% as compared to $3.3 million in 1998. This increase is due to the addition of customers and transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our number of transactions processed increased to approximately 47.2 million in 1999 as compared to approximately 8.6 million in 1998. Professional services revenues increased to $1.1 million in 1999, an increase of 735.6% as compared to $0.1 million in 1998 due to an increase in demand for our professional services.

     Cost of Revenues. Transaction and support cost of revenues increased to $10.0 million or 84.1% of transaction and support revenues in 1999 from $3.3 million or 101.0% of transaction and support revenues in 1998. The increase in dollars is primarily due to an increase in operations, customer support and professional services personnel and related costs of approximately $4.1 million and an increase in depreciation expense on capital equipment of approximately $0.9 million. In addition, international cost of revenues increased due to increased international transaction volumes associated with a third party payment processing gateway in the U.K. Professional services cost of revenues increased to $1.0 million or 90.4% of professional services revenues in 1999 from $0.2 million or 140.2% of professional services revenues in 1998.

     Product Development. Product development expenses increased to $7.8 million in 1999 from $3.8 million in 1998. The increase is primarily due to higher personnel related costs resulting from an increase in personnel.

     Sales and Marketing. Sales and marketing expenses increased to $15.1 million in 1999 from $4.2 million in 1998. The increase is primarily due to an increase in marketing and promotional programs, higher personnel related costs resulting from an increase in personnel and higher sales commissions resulting from an increase in sales.

     General and Administrative. General and administrative expenses increased to $6.0 million in 1999 from $2.1 million in 1998. The increase is primarily due to higher personnel related costs resulting from an increase in personnel.

     Deferred Compensation Amortization. In 1999, we recorded aggregate unearned compensation in the amount of $1.2 million in connection with the grant of stock options with exercise prices less than the deemed fair value on the respective dates of grant and amortized $0.5 million of deferred compensation during that period and recorded a one-time compensation charge of $4.2 million related to our acquisition of ExpressGold.

     Interest Income (Expense), Net. Interest income increased to $2.1 million in 1999 from $0.1 million in 1998. This increase is primarily due to an increase in cash, cash equivalents and short-term investments as a result of equity financings completed during 1999, including our initial public offering in June 1999 and second offering in November 1999. Interest expense increased to $0.3 million in 1999 from $0.2 million in 1998. Interest expense represents interest on an unsecured convertible note, which was converted into Series E preferred stock in June 1999 and subsequently converted into common stock upon the completion of our initial public offering, and interest on capital lease obligations.

     Income Taxes. No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception.


Liquidity and Capital Resources

     Our cash, cash equivalents and short-term investments decreased by approximately $48.3 million from December 31, 1999 to December 31, 2000. This decrease resulted from recording a $75.0 million net loss and $16.5 million of purchases of property and equipment, offset by the recording of non-cash charges of $14.5 million of in-process research and development acquired from PaylinX and $13.0 million of amortization of goodwill and other intangible assets. In addition, we acquired $11.0 million of cash upon completion of our acquisition of PaylinX.

     Net cash used in our operating activities was approximately $43.7 million in 2000 and approximately $22.3 million in 1999. Net cash used in operations during 2000 consists primarily of our net loss of $75.0 million, increases in current assets and decreases in current liabilities, offset by the recording of a $14.5 million non-cash in-process research and development charge in connection with our acquisition of PaylinX, depreciation and amortization expense and an increase in deferred revenue primarily related to the sale of enterprise software and related software maintenance. Cash used in operations in 1999 consists primarily of our net loss of $29.8 million and increases in current assets, offset by the recording of a $4.3 million non-cash compensation charge in connection with our acquisition of ExpressGold, depreciation and amortization expense and increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was approximately $3.2 million in 2000 and approximately $76.3 million in 1999. Net cash used in investing activities in 2000 resulted from $16.5 million purchases of furniture and equipment for new employees and capital equipment used in our network infrastructure and the recording of $0.8 million representing our interest in our Japanese joint venture's net loss, offset by net proceeds from the sale of short-term investments of $3.1 million and $11.0 million of cash acquired as a result of our acquisition of PaylinX. Net cash used in investing activities in 1999 is comprised of $69.1 million of net purchases of short-term investments and $7.3 million of purchases of property and equipment. Our planned capital expenditures for 2001 are approximately $3.0 million primarily for capital equipment used in our network infrastructure and implementation costs for our customer relationship management system.

     Net cash provided by financing activities was approximately $1.4 million in 2000 and $158.9 million in 1999. Net cash provided by financing activities in 2000 consists primarily of $2.0 million of proceeds from the exercise of employee stock options and the issuance of common stock under the Employee Stock Purchase Plan, offset by $0.6 million of principal payments on capital lease obligations. Net cash provided by financing activities in 1999 of $158.9 million consists primarily of proceeds from our initial and second public offerings which total approximately $158.0 million.

     We believe that our cash and short-term investment balances as of December 31, 2000 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund expected operating losses. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

                              CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation:
(a) the statements under "Item 1; Business" regarding (i) our opinion that recent developments have resulted in a complex, intergrated environment that presents significant business opportunities for companies such as CyberSource,
(ii) our statement that companies can reduce operating expense and improve efficiencies by integrating and consolidating commerce infrastructure based on CyberSource solutions and consulting expertise, (iii) our belief that CyberSource professional services can help customers design and implement commerce infrastructure in a way that allows them to avoid implementation errors and scale their business (volume, channels, markets and technology migration) without major disruption, (iv) our statement that our fault tolerant data centers operate with excess capacity, allowing customers to comfortably scale transaction volume and accommodate spikes in order activity, (v) our objective to become the leading worldwide provider of commerce transaction infrastructure solutions for enterprise customers, (vi) our plan to pursue alliances, relationships and strategies that allow us to penetrate target markets and broaden our solution capabilities, (vii) our belief that actions taken in 2000 enhance our position in the emerging multi-channel market environment, (viii) our belief that the PaylinX acquisition will speed our time-to-market with products designed to support multiple channels and enables us to present an 'insource, outsource or both' operating model to customers thus maximizing sales potential regardless of the customer's operating model preference or state of commerce infrastructure maturity, (ix) our belief that we will be able to provide not only the technologies, but also the extended consulting and integration services necessary to command superior value for stockholders and deliver the greatest benefit to our customers, (x) our expectation that focusing our marketing, sales, and development efforts on retail, manufacturing and insurance industries will be both a key differentiator and the foundation for revenue streams built on solution offerings rather than technology alone, (xi) our expectation that focusing our marketing, sales, and development efforts on retail, manufacturing and insurance industries will strengthen our customer relationships and provide greater revenue opportunity, allowing us to play the role of a trusted advisor, rather than simply a vendor, (xii) our intention to continue building upon competencies in five areas of real-time commerce infrastructure: payment, risk management, stored value, tax and pre-shipment verification systems to enhance their value, as well as developing new offerings, (xiii) our intention to continue enhancing our solutions capabilities, through development, acquisition, and alliances, with a focus on enabling and enhancing enterprise-class, multi-channel commerce, (ix) our plan to utilize or leverage our relationships with strategic and sales alliances to increase market penetration and continue to weave CyberSource `into the fabric of the industry', (xv) our plan to further refine our alliance strategies by developing distinct programs and strategies to develop additional corporate-level relationships, as well as sales and technical alliances, (xvii) our expectation that software elements acquired in connection with the acquisition of PaylinX will play a significant role in our future risk management product architecture; (xviii) our statement that the project to redesign payment services will allow us to streamline and leverage development efforts across payment services and payment software offerings, (xix) our belief that we have a well-defined software development methodology that enables us to deliver services that satisfy real business needs for the global market while meeting commercial quality expectations, (b) the statements under "Item 7; Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding (i) our expectation that we will continue to incur substantial operating losses for the foreseeable future, (ii) our expectation that enterprise software license and maintenance revenues will increase as a percentage of total revenues, (iii) our expectation that interest income will decrease in 2001 due to a lower cash, cash equivalents and short-term investment balance and lower interest rates, (iv) the extent and allocation of our planned capital expenditures for 2001, (v) our belief that cash and short term investment balances as of December 31, 2000 will be sufficient to fund working capital and capital requirements for the following twelve months, (vi) our expectation that we will continue to use our cash to fund expected operating losses, (c) the statements under "Item 8, Financial Statements and Supplementary Data--Notes to Consolidated Financial Statements" regarding (i) our intention to vigorously defend against the patent infringement claims, (ii) our belief that claims against us are without merit and will be defended vigorously, (iii) our belief that we may be involved in litigation from time to time arising in the ordinary course of business, and (iv) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on the Company's financial position or results of operations. All forward-looking statements included in this document are based on information available to us on the date hereof, and the we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the risk factors listed below, as well as those disclosed from time to time in our Reports on Forms 10-Q and 8-K.

Additional risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

We Have a Limited Operating History and Are Subject to the Risks Encountered by Early-Stage Companies

     We commenced operations in March 1996. From March 1996 until December 1997, we operated as a division of Beyond.com. In December 1997, we were incorporated as a separate legal entity and our company was spun off from Beyond.com. Accordingly, we have a very limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies are particularly exposed. These risks include:

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

     . risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels; and

     . risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; and

     . risks that we may not be able to adequately integrate acquired businesses, including PaylinX, which was acquired on September 18, 2000.

     These risks are discussed in more detail below. We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks detailed below.

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

     Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $10.2 million in 1998, $29.8 million in 1999 and $75.0 million in 2000. As of December 31, 2000, we had incurred cumulative losses of $120.6 million. You should not consider recent quarterly revenue growth as indicative of our future performance. We do not expect to sustain similar levels of growth in future periods. We have continued to increase our sales and marketing, network infrastructure, product development and general and administrative expenses in 2000. As a result, we will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

The Expected Fluctuations of Our Quarterly Results Could Cause Our Stock Price to Fluctuate or Decline

     We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses as we integrate PaylinX, expand our sales and marketing activities and broaden our service capabilities. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

     Our quarterly results may fluctuate in the future as a result of many factors, including the following:

      . changes in the number of transactions affected by our customers, especially as a result of seasonality, success of each customer's business, general economic conditions or regulatory requirements restricting our customers;

      . our ability to attract new customers and to retain our existing merchants;

      . customer acceptance of our pricing model;

      . customer acceptance of our software and our professional services offerings;

      . the success of our sales and marketing programs;

      . an interruption with one or more of our gateway processors and channel partners;

      . seasonality of the retail sector; and

      . continued softening of the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

Revenues from Professional Services in the Year Ended December 31, 2000 May Not be Sustainable

     In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. In order to satisfy this demand, we committed internal resources, hired a significant number of additional professional services personnel and hired independent contractors. We may not be engaged for additional projects of similar or larger size and the demand for professional services may decrease. For instance, professional services revenue decreased from $1.8 million for the three months ended December 31, 2000 as compared to $2.6 million during the three months ended September 30, 2000. In addition, if we are engaged for additional projects of similar or larger size, we may not be able to hire the resources necessary to meet future demand. As a result, our revenues from professional services could decrease significantly. During the year ended December 31, 2000, one customer for which we performed a non-recurring professional services engagement accounted for 12% of our revenues.

We May Have an Accounts Receivable Concentration Risk at Times

     Our professional services business was a larger percentage of our total revenue in 2000 compared to 1999. Some of our professional services engagements are large projects and result in higher concentration of our accounts receivable balance at times. For example, as of June 30, 2000, approximately 25% of our accounts receivable balance was due from one professional services customer. No customer accounted for more than 10% of our accounts receivable balance as of December 31, 2000. We expect to continue to experience this concentration risk in connection with our professional services business.

Some of Our Larger Customers Have Businesses That Focus on the Internet and May Not Be Able to Obtain Necessary Funding

     A significant number of our customers have Internet based business models. Some of these customers are among our largest customers. Many of these customers may require substantial working capital to operate their businesses, may not have adequate funds available and may be dependent upon the capital markets for funding. Our customers may not be able to raise the additional capital required to fund their businesses and, as a result, we may experience a decrease in our customer base, a reduction in recurring revenue and an increase in our bad debt expense.

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

     As part of our overall business strategy, we intend to pursue strategic acquisitions of complementary businesses or technologies that would provide additional service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For instance, in September 2000 we completed our acquisition of PaylinX, a developer of a payment server platform for real-time credit card transactions. We have no experience in integrating or operating a payment server business and cannot give assurance that we will be successful in integrating and operating this business into CyberSource. If we do not successfully integrate PaylinX, or if the benefits of the PaylinX transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

      . difficulties in assimilating the operations, technologies, products and personnel of PaylinX or another acquired company;

      . the diversion of management's attention from other business concerns;

      . risks of entering markets in which we have no or limited prior experiences such as the enterprise software market;

      . the potential loss of key employees of PaylinX or another acquired company.

The Demand for Our Services Could Be Negatively Affected by a Reduced Growth of Commerce or Delays in the Development of the Internet Infrastructure

     Sales of goods and services over the Internet do not currently represent a significant portion of overall sales of goods and services. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and internationally. Rapid growth in the use of and interest in the Internet is a relatively recent development. In particular, the sale of goods and services over the Internet has gained acceptance more slowly outside of the United States. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

     The emergence of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users, or the use of Internet resources by existing users, continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of commerce transactions and lower demand for our services.

Potential System Failures and Lack of Capacity Issues Could Negatively Affect Demand for Our Services

     Our ability to deliver services to our merchants depends on the uninterrupted operation of our commerce transaction processing systems. Our systems and operations are vulnerable to damage or interruption from:

      . earthquake, fire, flood and other natural disasters;

      . power loss, telecommunications or data network failure, operator negligence, improper operation by employees, physical and electronic break-ins and similar events; and

      . computer viruses.

     Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

     Our success also depends on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems and successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant customers, which could materially harm our business.

A Breach of Our Commerce Security Measures Could Reduce Demand for Our Services

     A requirement of the continued growth of commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography, an encryption method that utilizes two keys, a public and a private key, for encoding and decoding data, and digital certificate technology, or identity verification, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the most secure cryptographic protection available and thereby expose us to an increased risk of data interception. A party who is able to circumvent security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of security could reduce demand for our services.

     We may be required to expend significant capital and other resources to protect against security breaches and to address any problems they may cause. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations.

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

     The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, CyberCash, Digital River, E-One Global (an affiliate of First Data Corporation), Hewlett-Packard (VeriFone), HNC Software, Open Market, ShopNow.com and VeriSign. In addition, other companies, including financial services and credit companies such as First Data Corporation, AT&T and GE, may enter the market and provide similar services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services.

     Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. For example, Microsoft and CyberCash have each introduced electronic-wallet solutions that, if widely adopted by consumers, may reduce demand for our fraud screening services. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to address the needs of our existing or prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. We expect that competitive pressures will result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition.

If We Lose Key Personnel or Are Unable to Attract and Retain Additional Qualified Personnel, We May Not be Able to Successfully Manage Our Business and Achieve Our Objectives

     We believe our future success will depend upon our ability to retain our key management personnel, including William S. McKiernan, our Chief Executive Officer, and other key members of management because of their experience and knowledge regarding the development, special opportunities and challenges of our business. None of our current key employees is subject to an employment contract. We may not be successful in attracting and retaining key employees in the future.

     Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified marketing, sales and technical personnel. Competition for these types of employees is intense due to the limited number of qualified professionals. We have in the past experienced difficulty in recruiting marketing, sales, engineering and support personnel. Failure to attract and retain personnel, particularly marketing, sales and technical personnel, could make it difficult for us to manage our business and meet our objectives.

Difficulties Managing Our Growth Could Adversely Affect Our Results of
Operations

     We have experienced a period of rapid and substantial growth that has placed a strain on our administrative infrastructure. We have increased the number of employees from 45 employees at December 31, 1997 to 127 employees at December 31, 1998, 228 employees at December 31, 1999 and 448 at December 31, 2000. This expansion placed a significant strain on our managerial and financial resources. In addition, in the first quarter of 2001, we reduced the number of employees by approximately 123 as we restructured and realigned our resources to better manage and control our business.

     During 1998, we expended significant time and resources in developing our management information and control systems and business plan, which was completed toward the end of 1998. During 2000, we implemented an enterprise resource planning system and a customer relationship management system. In the future, we may not be able to enhance our management information and control systems in an efficient and timely manner, and our current or planned personnel, systems, procedures and controls may not be adequate to support our future operations. In addition, we may not be able to hire, train, retain, motivate and manage required personnel or to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected.

If We Are Not Able to Fully Utilize Relationships With Our Sales Alliances, We May Experience Lower Revenue Growth and Higher Operating Costs

     Our future growth will depend in part on the success of our relationships with existing and future sales alliances that market our services to their merchant accounts. If these relationships are not successful or do not develop as quickly as we anticipate, our revenue growth may be adversely affected. Accordingly, we may have to increase our sales and marketing expenses in an attempt to secure additional merchant accounts.

Our Management Team Must Work Together Effectively in Order to Expand Our Business, Increase Our Revenues and Improve Our Operating Results

     Several of our existing senior management personnel have joined us within the last year. As a result, there is a risk that management will not be able to work together effectively as a team to address the challenges to our business. Our new employees include a number of key managerial, technical and operations personnel. In addition, our Chief Financial Officer left the Company in March 2001 and we are currently searching for a replacement. We may also need to add additional key personnel in the near future who will also need to be integrated into our management team.

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

Our Current and Prior Overlapping Board Members with Beyond.com Corporation May Create Conflicts of Interests and Result in Actions Inconsistent with Stockholder Interests

     In connection with our spin-off from Beyond.com Corporation ("Beyond.com") in December 1997, we entered into agreements with Beyond.com to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of Beyond.com and other members of our management team were also executive officers of Beyond.com. As a result, these agreements were not the result of arms' length negotiations between us and Beyond.com. Further, although we and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities, in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies, of which there are currently two, William S. McKiernan and Richard Scudellari, pursue Beyond.com's interests over ours either in the course of transactions between the companies or where the same corporate opportunities are available to both companies.

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

     We also cannot assure you that third parties will not claim that the technology employed in providing our current or future services infringe upon their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could absorb significant management time and lead to costly litigation. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us. See "Business--Intellectual Property" and "Legal Proceedings" for more information relating to protecting our intellectual property rights and risks relating to claims of infringement upon the intellectual property of others.

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

We May Become Subject to Government Regulation and Legal Uncertainties That Would Adversely Affect Our Financial Results

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to commerce. However, due to the increasing usage of the Internet, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet covering issues such as:

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

     The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes in the United States regarding taxation and encryption and in the European Union regarding contract formation and privacy, could create uncertainty in the Internet marketplace and impose additional costs and other burdens. These uncertainties, costs and burdens could reduce demand for our services or increase the cost of doing business due to increased litigation costs or increased service delivery costs.

Our International Business Exposes Us to Additional Foreign Risks

     Services provided to merchants outside the United States accounted for 5.4%, 23.1% and 9.0% of our revenues in 2000, 1999 and 1998, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

      . changes in regulatory requirements;

      . reduced protection of intellectual property rights;

      . evolving privacy laws in Europe;

      . the burden of complying with a variety of foreign laws; and

      . political or economic instability or constraints on international trade.

     In addition, some software contains encryption technology that renders it subject to export restrictions and we may become liable to the extent we violate these restrictions. We might not successfully market, sell and distribute our services in local markets and we cannot be certain that one or more of these factors will not materially adversely affect our future international operations, and consequently, our business, financial condition and operating results.

     Also, sales of our services conducted through our subsidiary in the United Kingdom are denominated in Pounds Sterling. We may experience fluctuations in revenues or operating expenses due to fluctuations in the value of the Pound Sterling relative to the U.S. Dollar. We do not currently enter into transactions with the specific purpose to hedge against currency exchange fluctuations.

Existing Stockholders May Exert Control Over Us to the Detriment of Minority Stockholders

     At December 31, 2000, our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 15.3% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

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

     One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of December 31, 2000, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Partnership Agreement With Visa U.S.A. Expires in August 2001 and Visa U.S.A. May Elect to Terminate the Partnership Agreement

     The agreement we entered into in July 1999 with Visa U.S.A. to jointly develop and promote CyberSource Internet Fraud Screen enhanced by Visa for use in the United States expires in August 2001. The agreement will be automatically extended thereafter until terminated by either party. Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. During the term of the agreement, we cannot enter into any development or consultation agreements with certain competitors of Visa in the area of Internet fraud detection.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            CYBERSOURCE CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                                   CONTENTS

         Report of Ernst & Young LLP Independent Auditors.................   29


         Consolidated Balance Sheets......................................   30


         Consolidated Statements of Operations............................   31


         Consolidated Statement of Redeemable Convertible Preferred
         Stock and Stockholders' Equity (Net Capital Deficiency)..........   32


         Consolidated Statements of Cash Flows............................   33


         Notes to Consolidated Financial Statements.......................   35

               REPORT OF ERNST & YOUNG LLP INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CyberSource Corporation

     We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows of CyberSource Corporation for each of the three years in the period ended December 31, 2000. Our audit also included the financial statement schedule in the Index at 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         /s/ Ernst & Young LLP


San Jose, California
January 17, 2001

                            CYBERSOURCE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                December 31,
                                                            -------------------
                                                               2000     1999
                                                            --------- ---------
                          ASSETS
Current assets:
  Cash and cash equivalents..............................   $  26,129 $  71,673
  Short-term investments.................................      65,874    68,596
  Accounts receivable, net of allowances of $2,080 and
   $282 at December 31, 2000 and 1999....................       8,689     3,212
  Prepaid expenses and other current assets..............       1,733     1,589
                                                            --------- ---------
    Total current assets.................................     102,425   145,070
Goodwill and other intangible assets.....................     136,570        --
Property and equipment, net..............................      21,554     8,300
Investment in joint venture..............................         560        --
Other noncurrent assets..................................         746       752
                                                            --------- ---------
    Total assets.........................................   $ 261,855 $ 154,122
                                                            ========= =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................   $   1,108 $   1,311
  Other accrued liabilities..............................       9,922     4,086
  Deferred revenue.......................................       3,312       461
  Current obligations under capital leases...............         415       661
  Note payable to related party..........................          --       600
                                                            --------- ---------
    Total current liabilities............................      14,757     7,119
Noncurrent obligations under capital leases..............          65       444
Commitments and contingencies
Common stock, $0.001 par value:
  Authorized shares--50,000,000
  Issued and outstanding shares--35,039,560 in 2000
   and 25,594,709 in 1999................................          35        26
Additional paid-in capital...............................     366,526   187,828
Deferred compensation....................................      (4,413)     (791)
Accumulated other comprehensive loss.....................         (39)     (412)
Accumulated deficit......................................    (115,076)  (40,092)
                                                            --------- ---------
    Total stockholders' equity...........................     247,033   146,559
                                                            --------- ---------
    Total liabilities and stockholders' equity...........   $ 261,855 $ 154,122
                                                            ========= =========

                             See accompanying notes.

                            CYBERSOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                    Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues:
   Transaction and support....................... $ 19,950  $ 11,828  $  3,252
   Professional services.........................    8,986     1,103       132
   Enterprise software...........................      988        --        --
                                                  --------  --------  --------
    Total revenues...............................   29,924    12,931     3,384


Cost of revenues:
   Transaction and support.......................   15,933     9,951     3,286
   Professional services.........................    5,806       997       185
   Enterprise software...........................      421        --        --
   Amortization of developed technology..........    1,001        --        --
                                                  --------  --------  --------
    Total cost of revenues.......................   23,161    10,948     3,471

Gross profit (loss)..............................    6,763     1,983       (87)


Operating expenses:
  Product development............................   16,103     7,807     3,831
  Sales and marketing............................   29,400    15,110     4,184
  General and administrative.....................   13,532     6,023     2,079
  In-process research and development............   14,500        --        --
  Amortization of goodwill and other intangible
   assets........................................   12,961        --        --
  Acquisition related costs......................      834        --        --
  Deferred compensation amortization.............    1,521     4,716        18
                                                  --------  --------  --------
    Total operating expenses.....................   88,851    33,656    10,112
                                                  --------  --------  --------
Loss from operations.............................  (82,088)  (31,673)  (10,199)
Interest income..................................    7,304     2,123       108
Interest expense.................................     (200)     (295)     (156)
                                                  --------  --------  --------
Net loss......................................... $(74,984) $(29,845) $(10,247)
                                                  ========  ========  ========
Basic and diluted net loss per share............. $  (2.63) $  (1.95) $  (2.08)
                                                  ========  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................   28,472    15,267     4,924
                                                  ========  ========  ========

                             See accompanying notes.

                            CYBERSOURCE CORPORATION

       CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
               AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                     (In thousands, except share amounts)

                          Redeemable
                          Convertible                                                      Accumulated
                        Preferred Stock          Common Stock      Additional   Deferred      Other        Accumu-
                      ---------------------   -------------------    Paid in     Compen-   Comprehensive    lated
                        Shares      Amount     Shares     Amount     Capital      sation       Loss        Deficit    Total
                      -----------  --------   --------- ---------    ------     ---------    ---------    ---------  -------
Balance at
December 31,
1997.................   7,022,558  $  2,097  4,535,000   $      5    $ 1,032   $       --    $       --  $       --  $  1,037
Issuance of
common stock
under stock
option plan..........          --        --    871,536         --          7           --            --          --         7
Sale of
common stock.........          --        --    717,572          1        502           --            --          --       503
Common shares
issued for
services.............          --        --     19,570         --         14           --            --          --        14
Issuance of
Series D
redeemable
convertible
preferred stock,
net of issuance
costs of $20.........   1,851,850     1,980         --         --         --           --            --          --        --
Issuance of
Series E
redeemable
convertible
preferred stock,

net of issuance
costs of $114.........  8,082,653    14,516            --             --              --       --         --        --        --
Issuance of
warrants to Visa
and GE Capital........         --       318            --             --              --       --         --        --        --
Deferred
compensation
related to stock
option grants.........         --        --            --             --             160     (160)        --        --        --
Amortization of
deferred
compensation..........         --        --            --             --              --       18         --        --        18
Net loss and
comprehensive
loss..................         --        --            --             --              --       --         --   (10,247)  (10,247)
                        ---------   -------     ---------         ------         -------   ------     ------   -------  --------

Balance at
December 31,
1998.................. 16,957,061    18,911     6,143,678              6           1,715     (142)        --   (10,247)   (8,668)
Common shares
issued for
services..............         --        --       100,782             --             678       --         --        --       678
Issuance of
common stock
under stock
option plans..........         --        --       321,405              1             226       --         --        --       227
Sale of
common stock..........         --        --       723,051              1             554       --         --        --       555
Compensation
related to common
stock issued to
an employee...........         --        --            --             --           3,580       --         --        --     3,580
Deferred
compensation
related to stock
option grants.........         --        --            --             --           1,188   (1,188)        --        --        --
Conversion of
note payable
from Officer and

Stockholder into
Series E
preferred
stock................   1,657,458     3,000            --        --             --       --       --          --          --
Net exercise of
warrants.............     774,512        --            --        --             --       --       --          --          --
Conversion of
preferred stock
into common
stock upon
Initial Public
Offering............. (19,389,031)  (21,911)   11,705,793        12         21,899       --       --          --      21,911
Issuance of
common stock in
Initial Public
Offering, net of
issuance costs
of $4,419............          --        --     4,600,000         4         46,181       --       --          --      46,185
Issuance of
common stock in
Second Offering,
net of issuance
costs of
$6,193...............          --        --     2,000,000         2        111,807       --       --          --     111,809
Amortization of
deferred
compensation.........          --        --            --        --             --      539       --          --         539
Unrealized loss
on short-term
investments..........          --        --            --        --             --       --     (412)         --        (412)
Net loss.............          --        --            --        --             --       --       --     (29,845)    (29,845)
                                                                                                                     -------
Comprehensive
loss.................          --        --            --        --             --       --       --          --     (30,257)
                      -----------  --------    ----------     -----       --------    -----    -----     -------     -------
Balance at
December 31,
1999.................          --        --    25,594,709        26        187,828     (791)    (412)    (40,092)    146,559
Issuance of

common stock
under stock
option plans...........      --        --      550,088       --       1,214         --         --         --           1,214
Issuance of
common stock
under employee
stock purchase
plan...................      --        --       71,019       --         810         --         --         --             810
Conversion of
accrued interest
on related party
note payable into
common stock...........      --        --       15,956       --         731         --         --         --             731
Deferred
compensation
related to stock
option grants..........      --        --           --       --         524       (524)        --         --              --
Common stock issued
in the acquisition
of PaylinX
Corporation............      --        --    8,807,788        9     170,800         --         --         --         170,809
Deferred
compensation
related to the
acquisition of
PaylinX Corporation          --        --           --       --       4,619     (4,619)        --         --              --
Amortization of
deferred
compensation...........      --        --           --       --          --      1,521         --         --           1,521
Unrealized gain on
short-term
investments............      --        --           --       --          --         --        412         --             412
Foreign currency
translation
adjustment.............      --        --           --       --          --         --        (39)        --             (39)
Net loss                     --        --           --       --          --         --         --    (74,984)        (74,984)
                                                                                                                ------------
Comprehensive loss.....      --        --           --       --          --         --         --         --         (74,611)
                         ------    ------   ----------    -----    --------    -------      -----  ---------    ------------
Balance at
December 31,
2000...................      --        --   35,039,560   $   35    $366,526    $(4,413      $ (39) $(115,076)   $    247,033
                         ======    ======   ==========   ======    ========    =======      =====  =========    ============

                             See accompanying notes.

                            CYBERSOURCE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Years Ended December 31,
                                                        -----------------------------
                                                           2000       1999       1998
                                                        ---------    --------  --------
                                                              (In thousands)
Operating activities:
Net loss..........................................      $ (74,984)   $(29,845) $(10,247)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  In-process research and development.............         14,500          --        --
  Amortization of developed technology............          1,001          --        --
  Common stock issued for services rendered and as
   compensation...................................             --       4,258        14
  Depreciation....................................          5,452       2,549       795
  Amortization of deferred compensation...........          1,521         539        18
  Amortization of goodwill and other intangible
   assets.........................................         12,961          --        --
Changes in assets and liabilities:
    Accounts receivable...........................         (4,305)     (2,349)     (397)
    Prepaid expenses and other current assets.....            (37)     (1,173)     (302)
    Other noncurrent assets.......................            510        (458)       --
    Accounts payable..............................           (271)        737       306
    Other accrued liabilities.....................         (1,960)      3,101       857
    Deferred revenue..............................          1,861         341       (30)
                                                         --------    --------   -------
Net cash used in operating activities.............        (43,751)    (22,300)   (8,986)
Investing activities:
Purchases of property and equipment...............        (16,512)     (7,301)   (1,531)
Investment in joint venture.......................           (760)         --
Purchases of short-term investments...............       (117,866)    (73,934)       --
Sale of short-term investments....................        121,000       4,926        --
Cash acquired from PaylinX Corporation............         10,985          --        --
                                                         --------    --------   -------
Net cash used in investing activities.............         (3,153)    (76,309)   (1,531)
Financing activities:
Proceeds from issuance of notes payable to
 related parties..................................             --         600     3,000
Principal payments on capital lease obligations...           (625)       (516)      (67)
Loan to Beyond.com Corporation....................             --          --      (400)
Repayment of loan by Beyond.com Corporation.......             --          --       400
Proceeds from issuance of stock, net..............             --         555    16,999
Proceeds from Public Offerings....................             --     157,994        --
Proceeds from exercise of stock options and
issuance of common stock under the Employee
Stock Purchase Plan...............................          2,024         227         7
                                                         --------    --------   -------
Net cash provided by financing activities.........          1,399     158,860    19,939
                                                         --------    --------   -------
Effect of exchange rates on cash..................            (39)         --        --
                                                         --------    --------   -------
Net increase (decrease)in cash and cash
 equivalents......................................        (45,544)     60,251     9,422
Cash and cash equivalents at beginning of period..         71,673      11,422     2,000
                                                         --------    --------   -------
Cash and cash equivalents at end of period........       $ 26,129    $ 71,673  $ 11,422
                                                         ========    ========   =======
Supplemental schedule of cash flow information:

Interest paid.....................................       $    109    $    295  $    156
Supplemental schedule of noncash financing
 activities

Common stock issued in the acquisition of
PaylinX Corporation ..............................       $170,809    $     --  $     --

Property and equipment acquired under capital
 leases...........................................       $     --    $  1,154   $   480
Issuance of warrants to Visa and GE Capital.......       $     --    $     --   $   318
Deferred compensation related to stock option
 grants...........................................       $    524    $  1,188   $   160
Deferred compensation related to the acquisition
 of PaylinX Corporation...........................       $  4,619    $     --   $    --
Conversion of note payable and related accrued
 interest into common stock.......................       $    731    $     --   $    --
Conversion of note payable to an officer and
 stockholder into redeemable convertible preferred
 stock............................................       $     --    $  3,000   $    --
Conversion of redeemable convertible preferred
 stock into common stock..........................       $     --    $ 21,911   $    --

                             See accompanying notes.

                            CYBERSOURCE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The Company

     CyberSource Corporation ("the Company") is a leading developer and provider of online commerce transaction processing services, software and consulting expertise. Our solutions include those for payment, risk management systems, tax, stored value and delivery assurance. Businesses engage the Company to enhance online commerce transaction efficiency across multiple business units with varying processing requirements.

Basis of Presentation

     The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated.

     On January 10, 2000, the Company acquired ExpressGold.com, Inc., a privately held South Dakota Corporation ("ExpressGold"). The transaction is being accounted for as a pooling of interests. The consolidated financial statements have been restated to reflect the acquisition of ExpressGold as a pooling of interests.

     On September 18, 2000, the Company acquired PaylinX Corporation, a privately held Missouri Corporation ("PaylinX"). The transaction has been accounted for using the purchase method of accounting. The balance sheet as of December 31, 2000 includes the net assets of PaylinX and the statement of operations for the year ended December 31, 2000 includes the results of operations of PaylinX for the period from September 18, 2000 to December 31, 2000.

Foreign Currency Translation

     The financial statements of the Company's non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's subsidiary are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Gains and losses from foreign currency translation were not material through December 31, 2000.

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

Revenue Recognition

     The Company derives its revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. The Company does not have vendor-specific objective evidence for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, the Company recognizes the entire contract ratably over the term of the maintenance period. For the year ended December 31, 2000, one customer accounted for 12% of revenue. For the years ended December 31, 1999 and 1998, Beyond.com, a related party, accounted for 13% and 24% of revenues, respectively.

Cash, Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2000 and 1999, cash equivalents consist primarily of investments in money market funds. To date, the Company has not recognized losses on any of its investments.

     Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are comprised of commercial paper with an original maturity greater than three months and less than one year. Unrealized losses on short-term investments, which represents the difference between the fair market value and the amortized cost, are immaterial as of December 31, 2000 and approximately $412,000 as of December 31, 1999 and are included in accumulated other comprehensive loss. There were no realized gains or losses from the sale of short-term investments during fiscal 2000 or 1999.

                            CYBERSOURCE CORPORATION

Accounts Receivable and Concentration of Credit Risk

     At December 31, 2000, no customer accounted for 10% or more of the Company's accounts receivable balance. At December 31, 1999, 11% of accounts receivable were due from Beyond.com Corporation, a related party. At December 31, 2000 and 1999, accounts receivable due from foreign customers were 4% and 11%, respectively. The Company generally does not require collateral. The Company maintains allowances for potential credit losses.

Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives.

     Property and equipment consist of the following (in thousands):

                                                                       December 31,
                                                                   ------------------
                                                                     2000      1999
                                                                   --------   -------
   Computer equipment and software..............................   $ 22,159   $10,462
   Furniture and fixtures.......................................      2,299       647
   Office equipment.............................................      1,331       523
   Leasehold improvements.......................................      4,931       382
                                                                   --------   -------
                                                                     30,720    12,014
   Less accumulated depreciation and amortization...............      9,166     3,714
                                                                   --------   -------
                                                                   $ 21,554   $ 8,300
                                                                   ========   =======

Asset Impairment

     The Company periodically assesses the carrying value of its long-lived assets, including goodwill and other intangible assets, and recognizes impairment losses if it is determined the carrying values are not recoverable. To date, the Company has not recognized any impairment losses.

Product Development

     Product development expenditures are charged to operations as incurred.

Advertising Expense

     The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $1,802,000, $3,601,000 and $32,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

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

                            CYBERSOURCE CORPORATION

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

     If the Company had reported net income for the year ended December 31, 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 920,308 shares of common stock at December 31, 2000. If the Company had reported net income for the year ended December 31, 1999, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 3,123,267 shares of common stock at December 31, 1999, shares issuable upon exercise of the outstanding warrants prior to the exercise of these warrants in June 1999 and shares issuable upon conversion of the outstanding convertible note payable prior to the conversion of the note in June 1999. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the "as-if converted" method. If the Company had reported net income for the year ended December 31, 1998, diluted earnings per share would have included additional common equivalent shares related to approximately 1,001,000 outstanding options and 1,527,000 shares issuable on conversion of the convertible note payable and exercise of the outstanding warrants at December 31, 1998.

Income Taxes

     Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which were previously reported separately in stockholders' equity, to be included in other comprehensive. Comprehensive income consists of net income and other comprehensive income.

                            CYBERSOURCE CORPORATION

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters in fiscal years beginning after July 1, 2000. The Company does not believe that the adoption of SFAS 133 will materially change its financial position or results of operations.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and is effective in the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material impact on the Company's statement of financial position or results of operations.

2. Acquisition of ExpressGold

     On January 10, 2000, the Company acquired ExpressGold, a developer of an Internet Stored Value platform that allows customers to offer gift certificates, promotional certificates and corporate incentives to businesses and consumers. Under the terms of the acquisition agreement, the Company issued 1,554,431 shares of CyberSource common stock in exchange for all of ExpressGold's common stock. In addition, the Company issued 12,067 stock options in exchange for ExpressGold's previously outstanding stock options. The number of shares of CyberSource shares was calculated using an exchange ratio of approximately 1.3 shares of CyberSource for each share of ExpressGold common stock. The transaction was accounted for as a pooling of interests, and accordingly, the historical condensed consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of ExpressGold for all periods presented.

     The following represents the results of operations for the years ended December 31, 1999 and 1998 for the Company and ExpressGold prior to the restatement resulting from the acquisition (in thousands):

                                     Year Ended December 31, 1999   Year Ended December 31, 1998
                                     ----------------------------   ----------------------------
                                     CyberSource      ExpressGold   CyberSource      ExpressGold
                                     -----------      -----------   -----------      -----------
     Revenues....................... $   12,898       $       33    $     3,384      $        --
     Net loss....................... $  (24,097)      $   (5,748)   $   (10,085)     $      (162)

3. Acquisition of PaylinX

     On September 18, 2000, the Company acquired all of the outstanding common shares of PaylinX, a developer of a payment server platform for real-time credit card transactions. Upon the closing of the acquisition, the Company issued 8,807,788 shares of its common stock to PaylinX stockholders, of which 880,726 remained in an escrow account as of December 31, 2000. In addition, the Company issued 2,609,370 stock options in exchange for PaylinX's previously outstanding stock options. The purchase price consists of approximately $143.0 million of common stock issued to PaylinX stockholders, $27.8 million of stock options assumed, $4.6 million of deferred compensation and $4.0 million of costs incurred related to the acquisition.

     The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management's best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill as follows (in thousands):

     Fair value of net assets acquired......................   $  13,700
     Assembled workforce....................................       3,500
     Customer base..........................................      13,000
     Developed technology...................................      10,600
     In-process technology..................................      14,500

     Covenants-not-to-compete...............................       5,000
     Goodwill...............................................     114,500
     Deferred compensation..................................       4,600
                                                               ---------
         Total                                                 $ 179,400

     The balance sheet as of December 31, 2000 includes the net assets of PaylinX and the statement of operations includes the revenues and expenses of PaylinX for the period from September 18, 2000, the date of acquisition, to December 31, 2000. Goodwill and other intangible assets are being amortized on a straight-line basis over the estimated useful lives of three to five years. Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The $14.5 million allocated to in-process research and development was included in the Company's operating expenses during the year ended December 31, 2000. Tangible assets of PaylinX acquired in the acquisition principally include cash and cash equivalents, accounts receivable and property and equipment. Liabilities of PaylinX assumed in the acquisition principally include accounts payable and other liabilities.

     The Company calculated amounts allocated to in-process technology using established valuation techniques in the high technology industry and expensed such amounts in the quarter ended September 30, 2000, when the acquisition was consummated, because technological feasibility of the in-process technology had not been achieved and no alternative future uses had been established. In-process technology consisted of enhancements to PaylinX's payment and fraud products, which were estimated to be approximately 80% and 50% complete, respectively, as of the date of acquisition. These enhancements have since been completed. The Company computed its valuation of purchased in-process technology using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

     The pro forma consolidated statement of operations data for the years ended December 31, 2000 and 1999 set forth below gives effect to the acquisition of PaylinX as if it occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma results include an adjustment to reflect amortization of goodwill, intangible assets and deferred compensation and exclude the in-process research and development expense recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company's common stock to acquire the outstanding shares of PaylinX.

                                                      Year Ended December 31,
                                                    ---------------------------
   (In thousands, except per share amounts)             2000           1999
   -----------------------------------------        -----------     -----------

   Revenues.................................          $  36,896       $  16,091
   Net loss.................................          $(105,790)      $ (98,496)
   Basic and diluted net loss per share.....          $   (3.07)      $   (4.09)

                            CYBERSOURCE CORPORATION

4. Balance Sheet Detail

   Other accrued liabilities consist of the following (in thousands):

                                                          December 31,
                                                         ---------------
                                                          2000     1999
                                                         ------   ------
   Employee benefits and related expenses..............  $3,510   $1,341
   Acquisition related expenses........................   1,486       --
   Employee stock purchase plan contributions..........     505      313
   Marketing expenses..................................      85      369
   Other liabilities...................................   4,336    2,063
                                                         ------   ------
     Total other accrued liabilities...................  $9,922   $4,086
                                                         ======   ======

5. Investment in Joint Venture

     On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. As of December 31, 2000, the Company contributed $761,000 to the joint venture. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, the Company expects to consolidate the financial position and results of operations of CyberSource K.K. As of December 31, 2000, the Company recorded a loss from investment in the joint venture of approximately $200,000.

6. Segment Information

     Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. The Company views its operations as principally three segments, e-commerce transaction services and support, professional services and enterprise software and manages the business based on the revenues and cost of revenues of these segments. Additionally, revenues from outside the United States were less than 10% for the years ended December 31, 2000 and 1998. For the year ended December 31, 1999, revenues from outside the United States were 23% of total revenues. For the year ended December 31, 2000, one customer accounted for 12% of revenue. For the years ended December 31, 1999 and 1998, Beyond.com Corporation, a related party, accounted for 13% and 24% of revenues, respectively.

     The following tables presents revenues and cost of revenues by the Company's three business units for the years ended December 31, 2000, 1999 and 1998. There were no interbusiness unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues and cost of revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

                                                                      December 31,
                                                             ---------------------------
                                                               2000      1999      1998
                                                             -------   -------   -------
   Revenues:
   Commerce transaction services and support................ $19,950   $11,828   $ 3,252
   Professional services....................................   8,986     1,103       132
   Enterprise software......................................     988        --        --
                                                             -------   -------   -------
     Total revenues......................................... $29,924   $12,931   $ 3,384
                                                             =======   =======   =======

   Cost of revenues:
   Commerce transaction services and support................ $15,933   $ 9,951   $ 3,286
   Professional services....................................   5,806       997       185
   Enterprise software......................................   1,422        --        --
                                                             -------   -------   -------
     Total cost of revenues................................. $23,161   $10,948   $ 3,471
                                                             =======   =======   =======

                            CYBERSOURCE CORPORATION

7.   Comprehensive Loss

     The components of accumulated other comprehensive loss are as follows (in thousands):

                                                               Year Ended December 31,
                                                             --------------------------
                                                                2000            1999
                                                             ----------      ----------
     Unrealized loss on short-term
       investments.................................          $      --       $    (412)
     Cumulative translation adjustment.............                (39)             --
                                                             ---------       ---------
     Accumulated other comprehensive loss..........          $     (39)      $    (412)
                                                             =========       =========

8.   Commitments

     The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company's primary facility expires in December 2006. Rental expense was approximately $3,459,000, $1,143,000 and $467,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in property and equipment, aggregated approximately $1,699,000 at December 31, 2000 and 1999, respectively. Related accumulated amortization was approximately $1,184,000 and $524,000 at December 31, 2000 and 1999, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.

     Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2000 are as follows (in thousands):

                                                                 Operating  Capital
                                                                  Leases    Leases
                                                                 ---------  -------
     2001.......................................................  $ 2,934   $ 460
     2002.......................................................    2,891      45
     2003.......................................................    2,974       -
     2004.......................................................    3,023       -
     2005 and thereafter........................................    6,049       -
                                                                  -------   ------
       Total minimum payments...................................  $17,871   $ 505
                                                                  =======
     Less amount representing interest..........................               25
                                                                            ------

     Less current portion.......................................              415
                                                                            ------
                                                                            $  65
                                                                            ======

                            CYBERSOURCE CORPORATION

9.   Stockholders' Equity

Preferred Shares

     The Company is authorized to issue 4,988,842 shares of preferred stock. As of December 31, 2000, there are no shares of preferred stock outstanding.

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

     The Company has reserved shares of common stock for future issuance at December 31, 2000 as follows:

1998 and 1999 Stock Option Plans:
  Options outstanding............................................... 8,881,409
  Options available for future grants............................... 3,365,022
1999 Employee Stock Purchase Plan--shares available for future
 purchase...........................................................   428,981
                                                                    ----------
                                                                    12,675,412
                                                                    ==========

Warrants

     During 1998, in connection with the issuance of Series E preferred stock and certain strategic marketing agreements with VISA and GE Capital, the Company issued warrants to purchase 552,486, 442,910 and 401,243 shares of the Company's Series E preferred stock at exercise prices of $1.81, $3.00 and $4.00 per share, respectively. The warrants were fully exercisable upon the date of issuance and expired three years from the original date of the marketing services agreements. Preferred shares issued upon exercise of the warrants are non-forfeitable.

     The Company determined the fair value of the warrants at the time of issuance to be $318,000 and recorded this amount as a cost of the strategic marketing agreements. The determined value of the warrants was credited to redeemable convertible preferred stock and is being amortized ratably over the three year term of the strategic marketing agreements. The Company amortized $106,000, $106,000 and $28,000 of the value of the warrants to sales and marketing expense in 2000, 1999 and 1998, respectively. In June 1999, all warrants were exercised through a cashless net exercise into 774,512 shares of preferred stock which were converted into 387,256 shares of the Company's common stock immediately prior to the consummation of the Company's initial public offering in June 1999.

                            CYBERSOURCE CORPORATION

Stock Options

     In March 1998, the Company adopted its 1998 Stock Option Plan (the 1998 Option Plan). There are 1,900,000 shares of common stock authorized for issuance under the 1998 Option Plan. The 1998 Option Plan provides for the issuance of common stock and the granting of options to employees, officers, directors, consultants, independent contractors, and advisors of the Company. The exercise price of a nonqualifying stock option and an incentive stock option shall not be less than 85% and 100%, respectively, of the fair value of the underlying shares on the date of grant. Options granted under the 1998 Option Plan generally become exercisable over four years at the rate of 25% per year from the grant date.

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

                                                                Options
                                                              Outstanding
                                                           -------------------
                                                                      Weighted
                                                                      Average
                                                 Shares    Number Of  Exercise
                                               Available    Shares     Price
                                               ----------  ---------  --------

Shares reserved...............................  1,900,000         --   $   --
Option granted based upon Beyond.com option
 grants prior to Spin-off..................... (1,227,183) 1,227,183   $ 0.16
Options granted...............................   (679,575)   679,575   $ 0.47
Options exercised.............................         --   (871,536)  $ 0.01
Options canceled..............................     34,521    (34,521)  $ 0.38
                                               ----------  ---------   ------
Balance at December 31, 1998..................     27,763  1,000,701   $ 0.31
Additional shares reserved....................  3,600,000         --   $   --
Options granted............................... (2,884,400) 2,884,400   $12.92
Options exercised.............................         --   (321,405)  $ 0.70
Options canceled..............................    286,929   (286,929)  $ 5.22
                                               ----------  ---------   ------
Balance at December 31, 1999..................  1,030,292  3,276,767   $10.95
Additional shares reserved....................  8,489,460         --   $   --
Options granted............................... (7,659,649) 7,659,649   $13.89
Options exercised.............................         --   (550,088)  $ 2.22
Options canceled..............................  1,504,919 (1,504,919)  $16.15
                                               ----------  ---------   ------
                                                3,365,022  8,881,409   $13.14
Balance at December 31, 2000.................. ==========  =========   ======

     In connection with certain stock options granted in 2000, 1999 and 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of $524,000, $1,188,000, and $160,000, respectively, which is being amortized on a graded method over the four-year vesting period of the options. In fiscal 2000, 1999 and 1998, $1,521,000, $539,000 and $18,000 of this amount was amortized to compensation expense, respectively.

                            CYBERSOURCE CORPORATION

     The following table summarizes information about options outstanding at December 31, 2000:

                                           Weighted    Number of
                                Weighed    Average      Options   Weighted
                     Number of  Average   Remaining   Exercisable Average
                      Options   Exercise Contractual     Upon     Exercise
   Exercise Price   Outstanding  Price   Life (Years)  Issuance    Price
   --------------   ----------- -------- ------------ ----------- --------
   $0.015--$0.83       920,308   $ 0.64      8.89       569,913    $ 0.67
   $2.469--$3.62       783,573   $ 3.52      8.38       269,582    $ 3.57
   $3.9375--$6.25    1,815,494   $ 6.13      9.71     1,620,507    $ 6.21
   $6.375--$6.75     1,300,091   $ 6.74      9.62        80,886    $ 6.75
   $7.00--$10.75     1,343,026   $ 9.51      9.10       254,230    $ 9.01
   $11.187--$16.312    581,350   $14.07      9.42         1,898    $15.25
   $16.5--$28.5        923,550   $27.41      9.27         3,242    $21.91
   $29.875--$66.25   1,214,017   $38.90      9.06       210,352    $39.46
                     ---------                        ---------
                     8,881,409   $13.14               3,010,610    $ 7.52
                     =========                        =========


     At December 31, 1999 and 1998, 246,039 and 145,901 options were exercisable at a weighted average exercise price of $1.07 and $0.09, respectively.

Employee Stock Purchase Plan

     In June 1999, the Company's board of directors and stockholders adopted its 1999 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. During the year ended December 31, 2000, the Company issued 71,019 shares of common stock to employees under the terms of the plan.

Stock-Based Compensation

     Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the black scholes method in 2000 and 1999 and the minimum value method in 1998 with the following weighted average assumptions: a risk-free interest rate of 6.15%, 5.55% and 5.15% for 2000, 1999, and 1998, respectively; no dividend yield; a volatility factor of the expected market price of the Company's common stock of
1.40 for 2000, 1.13 for 1999 and no volatility factor for 1998; and a weighted average expected life of the option of four years.

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

                                                    Years Ended December 31,
                                                   ---------------------------
                                                     2000       1999       1998
                                                   --------   --------   -------
   Pro forma net loss (in thousands).............. $(99,294) $(32,607) $(10,250)
   Pro forma and diluted net loss per share....... $  (3.51) $  (2.14) $  (2.08)

                            CYBERSOURCE CORPORATION

     The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $16.91, $2.51 and $0.08 per share for options granted during 2000, 1999 and 1998, respectively.

     The pro forma impact of options on the net loss for the years ended December 31, 2000, 1999 and 1998 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

10.  Related Party Transactions

     The CEO of the Company is the Chairman of the Board of Beyond.com, and the companies also have one other member of their Board of Directors in common As of December 31, 2000 and 1999, the Company had accounts receivable due from Beyond.com of approximately $329,000 and $354,000, respectively.

     For the year ended December 31, 2000, legal fees of approximately $863,000 were paid to Morrison & Foerster L.L.P., a law firm in which a director of the Company is a partner. As of December 31, 2000, the Company had accounts payable due Morrison & Foerster L.L.P. of approximately $3,000.

     ExpressGold had a note payable to its majority shareholder totaling $600,000 at December 31, 1999. The note accrues interest at 11% and is unsecured. In conjunction with the acquisition of ExpressGold by the Company, the note was cancelled in exchange for 15,956 shares of the Company's common stock.

     In July 1999, the Company purchased a software license from Beyond.com for $600,000 which is being amortized to cost of revenues over two years.

11.  Litigation and Contingencies

     In November 1999, a lawsuit was filed against the Company alleging that the Company's payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. While there can be no assurances as to the outcome of this litigation, the Company has obtained opinions of patent counsel that the Company's payment services do not infringe upon either of the plaintiff's patents. Initial Discovery has been completed and we filed a motion to specify how certain claims in the patents should be construed, for which the court held a hearing on February 1, 2001. The court has not yet rendered a decision on the motion. The Company intends to vigorously defend against the claims asserted.

     On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. In February 2001, plaintiffs amended their complaint to allege that the action purports to be a class action on belief of "all persons who entered into online transactions with Amazon.com prior to August 31, 2000 whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations by the Company of a federal statute prohibiting the interception and disclosure of electronic communications, as well as common law violations of unjust enrichment, invasion of privacy, negligence, and fraudulent concealment. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. The Company is moving to dismiss the complaint for failure to state a legal claim against the Company. Discovery has not yet begun, and no trial date had been set. While there can be no assurances as to the outcome of this litigation, management believes that the claims alleged are without merit and plans to defend the action vigorously.

     From time to time, the Company may be involved in other litigation relating to claims arising out of its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position or results of operations.

12.  Income Taxes

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $78,000,000 and $55,000,000, respectively. As of December 31, 2000, the Company also had federal and state research credit carryforwards of approximately $700,000 and $600,000, respectively.

     The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2020, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

                            CYBERSOURCE CORPORATION

     The net deferred tax asset has been fully offset by a valuation allowance. Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes at December 31, are as follows (in thousands):

     Deferred tax assets:

                                                         2000         1999
                                                     -----------   -----------

Net operating loss carryforwards.................... $    29,600   $    10,800
Research credit carryforwards.......................       1,100           700
Other, net..........................................       6,860         1,700
                                                     -----------   -----------
Deferred tax assets................................. $    37,560   $    13,200
Deferred tax liability.............................. $   (14,426)           --
                                                     -----------   -----------
Net deferred tax assets............................. $    23,134   $    13,200
Valuation allowance.................................     (23,134)      (13,200)
                                                     -----------   -----------
Net deferred tax assets............................. $        --   $        --
                                                     ===========   ===========


     Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the weight of available evidence, which includes the Company's historical operating performance, the reported net losses in 2000 and 1999, and the uncertainties regarding future results of operations of the Company, the Company has provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $9,934,000 during 2000 and increased by $9,300,000 during 1999.

13.  Subsequent Event (Unaudited)

     During the first quarter of 2001, the Company will incur up to $5.0 million in restructuring charges, primarily relating to a reduction of approximately 123 employees and the write-off of excess equipment, as the Company restructured and realigned its resources to better manage and control its business.

                            CYBERSOURCE CORPORATION

               SELECTED CONSOLIDATED FINANCIAL DATA -- UNAUDITED

                     (In thousands, except share amounts)

                           First Quarter    Second Quarter    Third Quarter     Fourth Quarter   Fiscal Year
                           -------------    --------------    -------------     --------------   -----------
Fiscal 2000
-----------

Revenues                     $  6,750          $  7,088         $  7,760          $  8,326        $ 29,924
Gross profit                    1,408             1,683            2,009             1,663           6,763
Net loss                       (9,140)          (10,467)         (27,009)          (28,368)        (74,984)
Basic and diluted
   net loss per share        $  (0.36)         $  (0.40)        $  (0.99)         $  (0.81)       $  (2.63)

Fiscal 1999
-----------

Revenues                     $  1,713          $  2,536         $  3,644          $  5,038        $ 12,931
Gross profit                      208               291              520               964           1,983
Net loss                       (4,373)           (7,133)          (7,008)          (11,331)        (29,845)
Basic and diluted
   net loss per share        $  (0.70)         $  (1.06)        $  (0.30)         $  (0.46)       $  (1.95)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM S-8

 (a) 1. Financial Statements

     The following documents are filed as part of this Report:

  Report of Ernst & Young LLP Independent Auditors........................  29
  Consolidated Balance Sheets.............................................  30
  Consolidated Statements of Operations...................................  31
  Consolidated Statement of Redeemable Convertible Preferred Stock
  and Stockholders' Equity (Net Capital Deficiency).......................  32
  Consolidated Statements of Cash Flows...................................  33
  Notes to Consolidated Financial Statements..............................  35

     2. Financial Statement Schedule

     Schedule II--Valuation and Qualifying Accounts is listed on page 49 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     3. Index to Exhibits

     See Index to Exhibits on page 51.

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

                            CYBERSOURCE CORPORATION

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS December 31, 1998, 1999 and 2000
                                (In thousands)

                              Balance at     Amounts Charged
                             Beginning of   to Revenue, Costs,  Write-offs and   Balance at
                                 Year         or Expenses        Recoveries      End of Year
                             ------------  ------------------   --------------   -----------
1998

      Allowance for Doubtful
       Accounts.............     $332            $193                $296            $229
1999

      Allowance for Doubtful
       Accounts.............     $229            $367                $314            $282
2000

      Allowance for Doubtful
       Accounts.............     $282          $2,775                $977          $2,080

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 30th day of March, 2001.

                                          CYBERSOURCE CORPORATION


                                                  /s/ William S. McKiernan
                                          By: _________________________________
                                                    William S. McKiernan
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William S. McKiernan and Steven D. Pellizzer, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

              Signature                        Title                Date
              ---------                        -----                ----

       /s/ William S. McKiernan        Chief Executive Officer  March 30, 2001
--------------------------------------
         William S. McKiernan


       /s/ Steven D. Pellizzer         Corporate Controller     March 30, 2001
--------------------------------------
         Steven D. Pellizzer


       /s/ Linda Fayne Levinson        Director                 March 30, 2001
--------------------------------------
         Linda Fayne Levinson


      /s/ John J. McDonnell, Jr.       Director                 March 30, 2001
--------------------------------------
            John J. McDonnell, Jr.


         /s/ Steven P. Novak           Director                 March 30, 2001
--------------------------------------
           Steven P. Novak


        /s/ Richard Scudellari         Director                 March 30, 2001
--------------------------------------
          Richard Scudellari

                                 EXHIBIT INDEX

 Exhibit
  Number                                Document
 -------                                --------
  3.1*     Certificate of Incorporation of the Registrant, as amended.
  3.2*     Bylaws of the Registrant, as amended.
  4.1      Reference is made to Exhibits 3.1 and 3.2.
 10.1*+ Form of Indemnification Agreement between the Registrant and each of its directors and officers.
 10.2*+    1998 Stock Option Plan.
 10.3*+    1999 Stock Option Plan.
 10.4* Standard Office Lease dated August 20, 1996 by and between California State Automobile Association Inter-Insurance Bureau as Landlord and CyberSource Corporation as Tenant.
 10.5* First Amendment to Lease dated October 20, 1997 by and between California State Association Inter-Insurance Bureau as Landlord and CyberSource Corporation as Tenant.
 10.6* Assignment of Standard Office Lease dated December 31, 1997 by and between CyberSource Corporation as Assignor and Internet Commerce Services Corporation as Assignee.
 10.7* Sublease dated July 1, 1998 by and between MultiGen Inc. of California as Sublessor and CyberSource of California as Sublessee. Second Amendment to Lease dated October 30, 1998 by and between
 10.8* California State Automobile Association Inter-Insurance Bureau as Landlord and CyberSource Corporation as Tenant.
 10.9*x Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.
 10.10*x Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
 10.11*x Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
 10.12*    Amended and Restated Investors' Rights Agreement dated October 21,
           1998.
 10.13*    Amended and Restated Convertible Promissory Note, dated October 21,
           1998.
 10.14*+   1999 Employee Stock Purchase Plan.
 10.15**x Development and Marketing Agreement dated July 26, 1999 by and between CyberSource Corporation and VISA U.S.A., Inc.
 10.16**x CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com.
 10.17**x  1999 Nonqualified Stock Option Plan.
 10.18**x Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
 10.19*** Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.
 23.1      Consent of Ernst & Young LLP, Independent Auditors.
 24.1      Powers of Attorney. Reference is made to Page 50.

--------
* Previously filed as an exhibit, bearing the same number, to the Registrant's registration statement on Form S-1 (No. 333-77565).

** Previously filed as an exhibit, bearing the same number, to the Registrant's registration statement on Form S-1 (No. 333-89337).

*** Previously filed as an exhibit, bearing the same number, to the Registrant's Form 10-K for year 1999 (No. 000-26477).

x   Confidential treatment granted as to portions of this exhibit.

+   Management contract or compensation plan, contract or arrangement.