Form 10-Q
period 2001-03-31
CYBERSOURCE CORP
filed 2001-05-11
CIK 934280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of April 30, 2001, there were 35,299,236 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 22 pages with the Index to Exhibits located on page 21.

                            CYBERSOURCE CORPORATION
                         INDEX TO REPORT ON FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 2001

                                                                                                   Page
                                                                                                   ----
                                      PART I.   FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2001 and
              December 31, 2000..................................................................     3

           Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 2001 and 2000............................................................     4

           Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2001 and 2000............................................................     5

           Notes to Condensed Consolidated Financial Statements..................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of  Operations................................................................     9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................    19


                                      PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings.....................................................................    20

Item 2.    Changes in Securities and Use of Proceeds.............................................    20

Item 4.    Submission of Matters to a Vote of Securities Holders.................................    20

Item 6.    Exhibits and Reports on Form 8- K.....................................................    21

Signature  ......................................................................................    22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CYBERSOURCE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                   March 31,   December 31,
                                                     2001         2000 (1)
                                                   ----------  -------------
                                                  (Unaudited)


ASSETS

Current assets:
 Cash and cash equivalents                         $ 48,774       $ 26,129
 Short-term investments                              31,222         65,874
 Accounts receivable, net                             7,283          8,689
 Prepaid expenses and other current assets            1,607          1,733
                                                   --------       --------
    Total current assets                             88,886        102,425


Intangible assets                                   124,251        136,570
Property and equipment, net                          20,077         21,554
Investment in joint venture                             454            560
Other noncurrent assets                                 611            746
                                                   --------       --------
    Total assets                                   $234,279       $261,855
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $    878       $  1,108
 Accrued payroll related expenses                     4,123          3,510
 Other accrued liabilities                            4,680          6,412
 Deferred revenue                                     3,255          3,312
 Current obligations under capital leases               267            415
                                                   --------       --------
    Total current liabilities                        13,203         14,757


Noncurrent obligations under capital leases               4             65

Stockholders' equity:
 Common stock                                            35             35
 Additional paid-in capital                         366,851        366,526
 Deferred compensation                               (3,644)        (4,413)
 Accumulated other comprehensive loss                  (118)           (39)
 Accumulated deficit                               (142,052)      (115,076)
                                                   --------       --------
    Total stockholders' equity                      221,072        247,033
                                                   --------       --------
    Total liabilities and stockholders' equity    $ 234,279      $ 261,855
                                                   ========       ========


(1) Derived from the Company's audited financial statements as of December 31, 2000.

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                          Three Months Ended
                                                          ------------------
                                                               March 31,
                                                          ------------------
                                                            2001       2000
                                                          -------   --------

Revenues:
  Transaction and support                                $  5,345   $  4,396
  Professional services                                     1,272      2,354
  Enterprise software                                       1,099          -
                                                         --------   --------
   Total revenues                                           7,716      6,750

Cost of revenues:
  Transaction and support                                   4,072      3,784
  Professional services                                       601      1,558
  Enterprise software                                         274          -
  Amortization of developed technology                        883          -
                                                         --------   --------
   Cost of revenues                                         5,830      5,342


Gross profit                                                1,886      1,408

Operating expenses:
 Product development                                        4,940      2,952
 Sales and marketing                                        6,538      5,457
 General and administrative                                 3,110      2,963
 Amortization of goodwill and
   other intangible assets                                 11,436          -
 Acquisition related costs                                      -        834
 Deferred compensation amortization                           769        262
 Restructuring charge                                       3,271          -
                                                         --------   ---------
Total operating expenses                                   30,064     12,468
                                                         --------   ---------
Loss from operations                                      (28,178)   (11,060)
Loss on investment in joint venture                          (106)         -
Interest income (expense), net                              1,308      1,920
                                                         --------   ---------
Net loss                                                 $(26,976)  $ (9,140)
                                                         ========   ========


Basic and diluted net loss per share                     $  (0.77)  $  (0.36)
                                                         ========   ========
Shares used in computing basic and
   diluted net loss per share                              35,138     25,674
                                                         ========   ========

           See notes to condensed consolidated financial statements.

                           CYBERSOURCE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               ----------------------
                                                                                 2001        2000
                                                                               --------   -----------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                                      $(26,976)     $ (9,140)
Adjustments to reconcile net loss to net cash used
in operating activities:
 Depreciation                                                                    2,087         1,076
 Amortization of goodwill and other intangible assets                           11,436             -
 Amortization of developed technology                                              883             -
 Amortization of deferred compensation                                             769           262
 Loss on investment in joint venture                                               106             -
 Loss on disposal of property and equipment                                        554             -
 Changes in operating assets and liabilities:
  Accounts receivable                                                            1,406          (558)
  Prepaid expenses and other current assets                                        126          (218)
  Other noncurrent assets                                                          135           308
  Accounts payable                                                                (230)         (237)
  Other accrued liabilities                                                     (1,119)        1,803
  Deferred revenue                                                                 (57)          276
                                                                              --------    -----------
Net cash used in operating activities                                          (10,880)       (6,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                             (1,164)       (4,873)
Purchases of short-term investments                                            (15,579)      (12,442)
Sales of short-term investments                                                 50,231        35,055
Investment in joint venture                                                          -          (618)
                                                                              --------    -----------
Net cash provided by investing activities                                       33,488        17,122

CASH FLOWS FROM FINANCING ACTIVITES:
Principal payments on capital lease obligations                                   (209)         (184)
Proceeds from exercise of stock options                                             29           304
Proceeds from employee stock purchase plan                                         296           386
                                                                              --------    -----------
Net cash provided by financing activities                                          116           506
Effect of exchange rates on cash                                                   (79)            -
                                                                              --------    -----------
Increase in cash and cash equivalents                                           22,645        11,200
Cash and cash equivalents at beginning of period                                26,129        71,673
                                                                              --------    -----------
Cash and cash equivalents at end of period                                    $ 48,774      $ 82,873
                                                                              ========    ===========

Supplemental schedule of noncash financing activities:
 Interest paid                                                                $     10            31
 Conversion of note payable and related accrued interest into common stock    $      -      $    731

           See notes to condensed consolidated financial statements.

                            CYBERSOURCE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and a restructuring charge, see Note 4) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on April 2, 2001, SEC File No. 000-26477.

2.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information regarding operating segments.

The Company views its operations as principally three segments, e-commerce transaction services and support, professional services and enterprise software, and manages the business based on the revenues of these segments. The following table presents revenues and cost of revenues by the Company's three business units for the three month periods ended March 31, 2001 and 2000. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments. All of the Company's expenses, with the exception of cost of revenues, are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     2001       2000
                                                   -------     ------

Revenues:
E-commerce transaction services and support.....    $5,345     $4,396
Professional services...........................     1,272      2,354
Enterprise software.............................     1,099          -
                                                    ------     ------
 Total revenues.................................    $7,716     $6,750
                                                    ======     ======


Cost of revenues:
E-commerce transaction services and support.....    $4,072     $3,784
Professional services...........................       601      1,558
Enterprise software.............................       274          -
Amortization of developed technology............       883          -
                                                    ------     ------
 Total cost of revenues.........................    $5,830     $5,342
                                                    ======     ======

Additionally, one customer accounted for 11% of our revenues during the three months ended March 31, 2001.

3.   ACQUISITION OF PAYLINX

On September 18, 2000, the Company acquired all of the outstanding common shares of PaylinX, a developer of a payment server platform for real-time credit card transactions. The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management's best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill. Goodwill of $114.5 million and other intangible assets of $32.1 million were recorded upon the acquisition and are being amortized on a straight-line basis over the estimated useful lives of three to five years. In addition, the Company allocated $14.5 million to in-process research and development which was included in the Company's operating expenses in the year ended December 31, 2000. See the Company's Form 10-K for the year ended December 31, 2000 for information on acquisitions completed during the prior year.

4.   RESTRUCTURING CHARGE

During the three month period ended March 31, 2001, the Company recorded a restructuring charge of approximately $3.3 million as a result of its realignment of resources to better manage and control its business. The restructuring charge included $2.8 million related to the reduction of the Company's workforce worldwide by 123 employees of which 63 were in professional services, sales and marketing; 24 were in product development; 24 were in operations and customer support; and 12 were in general and administrative services. The restructuring charge also included $0.5 million related to the consolidation of data centers and disposal of excess property and equipment.

Of the $3.3 million restructuring charge, $0.9 million related to severance and benefits was included in accrued payroll and related expenses at March 31, 2001 and will be paid during the remainder of fiscal year 2001.

5.   COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------

Net loss.............................................  $(26,976)  $ (9,140)
Change in unrealized loss on short-term investments..         -        309
Change in cumulative translation adjustment..........       (79)         -
                                                       --------   --------
Comprehensive loss.................................... $(27,055)  $ (8,831)
                                                       ========   ========


6.   NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). If the Company had reported net income for the three months ended March 31, 2001 and 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 553,386 and 412,267 shares of common stock at March 31, 2001 and 2000, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

7.   LEGAL MATTERS

In November 1999, a lawsuit was filed against the Company alleging that the Company's payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. While there can be no assurances as to the outcome of this litigation, the Company has obtained opinions of patent counsel that the Company's payment services do not infringe upon either of the plaintiff's patents. Initial discovery has been completed and the Company has filed a motion to specify how certain claims in the patents should be construed, for which the court held a hearing on February 1, 2001. The court has not yet rendered a decision on the motion. The Company intends to vigorously defend against the claims asserted.

On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. In February 2001, plaintiffs amended their complaint to allege that the action purports to be a class action on behalf of "all persons who entered into online transactions with Amazon.com prior to August 31, 2000 whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations by the Company of a federal statute prohibiting the interception and disclosure of electronic communications, as well as common law violations of unjust enrichment, invasion of privacy, negligence, and fraudulent concealment. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. The Company has moved to dismiss the complaint for failure to state a legal claim against the Company. The court has not yet ruled on the motion. Discovery has not yet begun, and no trial date had been set. While there can be no assurances as to the outcome of this litigation, management believes that the claims alleged are without merit and plans to defend the action vigorously.

8.  COMMON STOCK REPURCHASE PROGRAM

On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over the next twelve months to repurchase shares of the Company's common stock. No shares were repurchased during the three months ended March 31, 2001. The Company has repurchased 5,000 shares at $1.95 per share subsequent to March 31, 2001.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters in fiscal years beginning after July 1, 2000. The adoption of SFAS 133 as of January 1, 2001 did not have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, our anticipated expense levels for research and development, selling, general and administrative operations; the amount of and specific uses of anticipated capital expenditures; expectations regarding liquidity and adequacy of cash resources; and our intentions to expand our business. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001, SEC File No. 000-26477.


OVERVIEW


We derive substantially all of our revenues from Internet monthly transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. The Company does not have vendor-specific objective evidence for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, the Company recognizes the entire contract ratably over the term of the maintenance period. We have incurred significant losses since our inception, and through March 31, 2001 had incurred cumulative losses of approximately $147.6 million. We expect to continue to incur substantial operating losses for the foreseeable future.

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

We had increased the number of our employees from 45 employees at December 31, 1997, 127 employees at December 31, 1998 and 228 employees at December 31, 1999, to 448 at December 31, 2000. In the first quarter of 2001, we reduced the number of employees by 123 as we restructured and realigned our resources to better manage and control our business. As of March 31, 2001, we have 317 employees.

The following discussion compares the results of operations for the three months ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 2001 AND 2000

Revenues. Revenues were $7.7 million for the three months ended March 31, 2001 as compared to $6.8 million for the three months ended March 31, 2000, an increase of approximately $1.0 million or 14.3%. Transaction and support
revenues were    $5.3 million for the three months ended March 31, 2001 as
compared to $4.4 million for the three months ended March 31, 2000, an increase of approximately $0.9 million or 21.6%. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 56.8 million during the three months ended March 31, 2001 as compared to approximately 24.2 million processed during the three months ended March 31, 2000. Professional services revenues decreased to $1.3 million for the three months ended March 31, 2001, a decrease of approximately 46.0% as compared to $2.4 million for the three months ended March 31, 2000, due to a decrease in professional services projects that occurred during the three
months ended March 31, 2001.   Enterprise software license and maintenance
revenue was $1.1 million during the three months ended March 31, 2001. This revenue was generated following our acquisition of PaylinX on September 18, 2000. During the three months ended March 31, 2001, one customer accounted for 10.9% of our revenues.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $4.1 million or 76.2% of transaction and support revenues for the three months ended March 31, 2001 as compared to $3.8 million or 86.1% of transaction and support revenues for the three months ended March 31, 2000. The increase in absolute dollars is due to higher personnel related costs, resulting from an increase in personnel, and an increase in depreciation expense on capital equipment. Professional services cost of revenues consist principally of personnel related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.6 million or 47.2% of professional services revenues for the three months ended March 31, 2001 as compared to $1.6 million or 66.2% of professional services revenues for the three months ended March 31, 2000. The decrease in absolute dollars is due to lower personnel and contractor related costs resulting from a decrease in personnel and contractor usage necessary to support our professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due primarily to the realization of increased professional services profit margins resulting from an increase in fixed fee projects and less contractor usage in the quarter ended March 31, 2001. Enterprise software cost of revenues are composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.3 million or 24.9% of enterprise software revenues for the three months ended March 31, 2001. Included in cost of revenues during the three months ended March 31, 2001 is $0.9 million of amortization of developed technology resulting from the acquisition of PaylinX.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $4.9 million for the three months ended March 31, 2001 as compared to $3.0 million for the three months ended March 31, 2000. The increase is primarily due to higher personnel related costs, which increased by approximately $1.3 million in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $6.5 million for the three months ended March 31, 2001 as compared to $5.5 million for the three months ended March 31, 2000. The increase is primarily due to higher sales and marketing personnel related costs, which increased by approximately $1.6 million in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, offset in part by a decrease in marketing program costs of approximately $0.6 million for the period.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $3.1 million for the three months ended March 31, 2001 as compared to $3.0 million for the three months ended March 31, 2000.

Amortization of Goodwill and Other Intangible Assets. During the three months ended March 31, 2001, we recorded $11.4 million of amortization of intangible assets excluding developed technology, resulting from our acquisition of PaylinX.

Acquisition Related Costs. Acquisition related costs for the three months ended March 31, 2000 in the amount of $0.8 million consist of costs incurred related to our acquisition of ExpressGold.com, Inc. in January 2000.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $0.8 million for the three months ended March 31, 2001 as compared to $0.3 million for the three months ended March 31, 2000, which included a one-time compensation charge of $0.1 million relating to our acquisition of ExpressGold.com, Inc.

Restructuring Charge. During the three months ended March 31, 2001, the Company recorded a restructuring charge of approximately $3.3 million as a result of our realignment of our resources to better manage and control our business.

Loss on Investment in Joint Venture. On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the three months ended March 31, 2001, we recorded a loss of approximately $106,000 which represents our share of the joint venture's loss for the period.

Interest Income (Expense), Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $1.3 million for the three months ended March 31, 2001 as compared to $2.0 million for the three months ended March 31, 2000. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our net loss of $27.0 million incurred during the three months ended March 31, 2001 and, to a lesser extent, slightly lower investment yields. Interest expense was $10,000 for the three months ended March 31, 2001 as compared to $31,000 in the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES


Our cash, cash equivalents and short-term investments decreased by $12.0 million from $92.0 million at December 31, 2000 to $80.0 million at March 31, 2001. The decrease is primarily due to our use of $10.9 million to fund operations and $1.2 million of purchases of property and equipment during the three months ended March 31, 2001.

Net cash used in our operating activities was $10.9 million for the three months ended March 31, 2001 as compared to $6.4 million for the three months ended March 31, 2000. The increase is primarily due to the increase in our net losses, offset by increases in depreciation and amortization of intangible assets.

Net cash provided by investing activities was $33.5 million during the three months ended March 31, 2001 as compared to net cash provided by investing activities of $17.1 million for the three months ended March 31, 2000. Net cash provided by investing activities was composed primarily of $50.2 million of cash received as a result of sales of short-term investments, offset by $15.6 million of purchases of short-term investments.

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2001 as compared to $0.5 million for the three months ended March 31, 2000. The decrease is primarily due to the decrease in proceeds from the exercise of stock options.

We believe that our current cash and investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund expected operating losses. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. To the extent that our current cash balance and expected future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us.

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

Although our revenues have increased on a quarterly basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $10.2 million in 1998, $29.8 million in 1999, $75.0 million in 2000 and $27.0 million in the three months ended March 31, 2001. As of March 31, 2001, we had incurred cumulative losses of $147.6 million. You should not consider historical quarterly revenue growth as indicative of our future performance. We do not expect to sustain similar levels of growth in future periods. We will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

The Expected Fluctuations of Our Quarterly Results Could Cause Our Stock Price to Fluctuate or Decline

We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses as we continue to integrate PaylinX, expand our sales and marketing activities and broaden our service capabilities. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. In order to satisfy this demand, we committed internal resources, hired a significant number of additional professional services personnel and hired independent contractors. We may not be engaged for additional projects of similar or larger size and the demand for professional services may decrease further. For instance, professional services revenue decreased to $1.3 million for the three months ended March 31, 2001 as compared to $1.8 million during the three months ended December 31, 2000 and $2.6 million during the three months ended September 30, 2000. In addition, if we are engaged for additional projects of similar or larger size, we may not be able to hire the resources necessary to meet future demand. As a result, our revenues from professional services could further decrease significantly.

We May Have an Accounts Receivable Concentration Risk at Times

Some of our professional services engagements are large projects and result in higher concentration of our accounts receivable balance at times. For example, as of June 30, 2000, approximately 25% of our accounts receivable balance was due from one professional services customer. No customer accounted for more than 10% of our accounts receivable balance as of March 31, 2001 or December 31, 2000. However, we expect to continue to experience this concentration risk in connection with our professional services business.

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

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our overall business strategy, we intend to pursue strategic acquisitions of complementary businesses or technologies that would provide additional service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For instance, in September 2000 we completed our acquisition of PaylinX, a developer of a payment server platform for real-time credit card transactions. We have no prior experience in integrating or operating a payment server business and cannot give assurance that we will be successful in integrating and operating this business into CyberSource. If we do not successfully integrate PaylinX, or if the benefits of the PaylinX transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

     . difficulties in assimilating the operations, technologies, products and personnel of PaylinX or another acquired company;

     .  the diversion of management's attention from other business concerns;

   . risks of entering markets in which we have either no or limited prior experiences such as the enterprise software market; and

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced several service interruptions of lesser duration. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Services

The market for our services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, Digital River, E-One Global (an affiliate of First Data Corporation), Hewlett-Packard (VeriFone), HNC Software, Open Market, ShopNow.com and VeriSign. In addition, other companies, including financial services and credit companies such as First Data Corporation, AT&T and GE, may enter the market and provide similar services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services.

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. For example, Microsoft has introduced electronic-wallet solutions that, if widely adopted by consumers, may reduce demand for our fraud screening services. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to address the needs of our existing or prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. We expect that competitive pressures will result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition.

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

Our Current and Prior Overlapping Board Members with Beyond.com Corporation May Create Conflicts of Interests and Result in Actions Inconsistent with Stockholder Interests

In connection with our spin-off from Beyond.com in December 1997, we entered into agreements with Beyond.com Corporation (Beyond.com) to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of Beyond.com and other members of our management team were also executive officers of Beyond.com. As a result, these agreements were not the result of arms' length negotiations between us and Beyond.com. Further, although we and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities, in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies, of which there are currently two, William S. McKiernan and Richard Scudellari, pursue Beyond.com's interests over ours either in the course of transactions between the companies or where the same corporate opportunities are available to both companies.

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

We also cannot assure you that third parties will not claim that the technology employed in providing our current or future services infringe upon their rights. We have not conducted any search to determine whether any of our services or technologies may be infringing upon patent rights of third parties. As the number of services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could absorb significant management time and lead to costly litigation. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us. See "Business--Intellectual Property" and "Legal Proceedings" in our annual report filed on Form 10-K as well as Part II, Item 1 "Legal Proceedings" for more information relating to protecting our intellectual property rights and risks relating to claims of infringement upon the intellectual property of others.

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use the net proceeds of our 1999 equity financings to continue investments in service development, to expand sales and marketing activities, to fund product development, to fund continued operations, repurchase shares of our stock in the open market and potentially to make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures.

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

For example, we believe that some of our services may require us to comply with the Fair Credit Reporting Act. As a precaution, we have and continue to implement changes to our systems and processes so that we will be in compliance with the act. Complying with this act requires us to provide information about personal data stored by us or our merchants. Failure to comply with this act could result in claims being made against us.

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

Our International Business Exposes Us to Additional Foreign Risks

Services provided to merchants outside the United States accounted for 23.1%, 5.4% and 5.0% of our revenues in 1999, 2000 and during the three months ended March 31, 2001, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. We intend to expand our international presence in the future. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our services and result in reduced revenues, including:

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

Existing Stockholders May Exert Control Over Us to the Detriment of Minority Stockholders

At March 31, 2001, our officers, directors and principal stockholders (i.e., greater than 5% stockholders) together control approximately 19.0% of our outstanding common stock. As a result, these stockholders, if they act together, are able to control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of CyberSource and might affect the market price of our common stock.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of March 31, 2001, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 1999, a lawsuit was filed against us alleging that our payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. While there can be no assurances as to the outcome of this litigation, we have obtained opinions of patent counsel that our payment services do not infringe upon either of the plaintiff's patents. Initial discovery has been completed and we filed a motion to specify how certain claims in the patents should be construed, for which the court held a hearing on February 1, 2001. The court has not yet rendered a decision on the motion. We intend to vigorously defend against the claims asserted.

On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. In February 2001, plaintiffs amended their complaint to allege that the action purports to be a class action on behalf of "all persons who entered into online transactions with Amazon.com prior to August 31, 2000 whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations by us of a federal statute prohibiting the interception and disclosure of electronic communications, as well as common law violations of unjust enrichment, invasion of privacy, negligence, and fraudulent concealment. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. We have moved to dismiss the complaint for failure to state a legal claim against us. The court has not yet ruled on the motion. Discovery has not yet begun, and no trial date had been set. While there can be no assurances as to the outcome of this litigation, management believes that the claims alleged are without merit and plans to defend the action vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $50.2 million of net proceeds as of December 31, 2000 from the second offering in November 1999, we used $10.9 million to fund operations and acquired $1.2 million worth of property and equipment. The remaining $38.1 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of March 31, 2001. On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over the next twelve months to repurchase shares of the Company's common stock. No shares were repurchased during the three months ended March 31, 2001. The Company has repurchased 5,000 shares at $1.95 per share subsequent to March 31, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit
Number                            Description
------  ------------------------------------------------------------------------

3.1*   Certificate of Incorporation of CyberSource Corporation, as amended.
3.2*   CyberSource Corporation's Bylaws.
3.3*   Bylaw Amendment.
4.1    Reference is made to Exhibits 3.1, 3.2 and 3.3.

---------------------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-
77545).


(b)    Reports on Form 8-K.

       We did not file any reports on Form 8-K during the three months ended March 31, 2001.

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

                                           CYBERSOURCE CORPORATION
                                           -----------------------
                                                 (Registrant)


Date: May 11, 2001              By /s/ James R. Buckley
                                   -------------------------------
                                   James R. Buckley


                                Vice President of Finance and Administration and Chief Financial Officer
                                (Authorized Officer and Principal Financial
                                Officer)