Form 10-Q
period 2001-06-30
CYBERSOURCE CORP
filed 2001-08-10
CIK 934280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


As of July 31, 2001, there were 34,242,902 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 24.

                             CYBERSOURCE CORPORATION
                          INDEX TO REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2001

                                                                                                 Page
                                                                                                 ----
                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements (Unaudited):


           Condensed Consolidated Balance Sheets as of June 30, 2001 and
               December 31, 2000................................................................    3

           Condensed Consolidated Statements of Operations for the Three and Six Months
               Ended June 30, 2001 and 2000.....................................................    4


           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2001 and 2000...........................................................    5


           Notes to Condensed Consolidated Financial Statements.................................    6


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations........................................................................    9


Item 3.    Quantitative and Qualitative Disclosures About Market Risk...........................   21




                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings....................................................................   22


Item 2.    Changes in Securities and Use of Proceeds............................................   22


Item 4.    Submission of Matters to a Vote of Securities Holders................................   22


Item 6.    Exhibits and Reports on Form 8-K.....................................................   24


Signature.......................................................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             CYBERSOURCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                    June 30,     December 31,
                                                                      2001         2000 (1)
                                                                   -----------   ------------
                                                                   (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                            $ 54,604       $ 26,129
 Short-term investments                                                 18,833         65,874
 Accounts receivable, net                                                6,168          8,689
 Prepaid expenses and other current assets                               1,811          1,733
                                                                      --------       --------
  Total current assets                                                  81,416        102,425


Intangible assets                                                      111,932        136,570
Property and equipment, net                                             18,108         21,554
Investment in joint venture                                                350            560
Other noncurrent assets                                                    541            746
                                                                      --------       --------
  Total assets                                                        $212,347       $261,855
                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $    990       $  1,108
 Accrued payroll related expenses                                        3,331          3,510
 Other accrued liabilities                                               4,622          6,412
 Deferred revenue                                                        3,525          3,312
 Current obligations under capital leases                                  203            415
                                                                      --------       --------
  Total current liabilities                                             12,671         14,757


Noncurrent obligations under capital leases                                  -             65


Stockholders' equity:
 Common stock                                                               35             35
 Additional paid-in capital                                            367,023        366,526
 Deferred compensation                                                  (2,896)        (4,413)
 Accumulated other comprehensive loss                                     (124)           (39)
 Accumulated deficit                                                  (164,362)      (115,076)
                                                                      --------       --------
  Total stockholders' equity                                           199,676        247,033
                                                                      --------       --------
  Total liabilities and stockholders' equity                          $212,347       $261,855
                                                                      ========       ========

(1) Derived from the Company's audited financial statements as of December 31, 2000.

            See notes to condensed consolidated financial statements.

                             CYBERSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                             Three Months Ended         Six Months Ended
                                             ------------------        --------------------
                                                   June 30,                   June 30,
                                              -----------------         -------------------
                                               2001       2000           2001         2000
                                              ------     ------         ------       ------
Revenues:
  Transaction and support                   $  5,717   $  4,916        $ 11,062     $  9,312
  Professional services                          742      2,172           2,014        4,526
  Enterprise software                          1,293          -           2,392            -
                                            --------   --------        --------     --------
   Total revenues                              7,752      7,088          15,468       13,838

Cost of revenues:
  Transaction and support                      3,736      3,833           7,808        7,617
  Professional services                          461      1,572           1,062        3,130
  Enterprise software                            247          -             521            -
  Amortization of developed technology           883          -           1,766            -
                                            --------   --------        --------     --------
   Cost of revenues                            5,327      5,405          11,157       10,747


Gross profit                                   2,425      1,683           4,311        3,091


Operating expenses:
 Product development                           4,521      3,591           9,460        6,543
 Sales and marketing                           5,651      7,159          12,189       12,616
 General and administrative                    3,179      3,124           6,289        6,087
 Amortization of goodwill and
   other intangible assets                    11,436          -          22,873            -
 Acquisition related costs                         -          -               -          834
 Deferred compensation amortization              747        149           1,516          411
 Restructuring charge                              -          -           3,271            -
                                            --------   --------        --------     --------
Total operating expenses                      25,534     14,023          55,598       26,491
                                            --------   --------        --------     --------
Loss from operations                         (23,109)   (12,340)        (51,287)     (23,400)
Loss on investment in joint venture             (104)       (31)           (210)         (31)
Interest income, net                             903      1,904           2,211        3,824
                                            --------   --------        --------     --------
Net loss                                    $(22,310)  $(10,467)       $(49,286)    $(19,607)
                                            ========   ========        ========     ========


Basic and diluted net loss per share        $  (0.63)  $  (0.40)       $  (1.40)    $  (0.76)
                                            ========   ========        ========     ========
Shares used in computing basic and
   diluted net loss per share                 35,370     25,928          35,260       25,801
                                            ========   ========        ========     ========



            See notes to condensed consolidated financial statements.

                             CYBERSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                              2001       2000
                                                                            --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $(49,286)   $(19,607)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation                                                                 4,327       1,827
  Amortization of goodwill and other intangible assets                        22,873           -
  Amortization of developed technology                                         1,766           -
  Amortization of deferred compensation                                        1,516         411
  Loss on investment in joint venture                                            210          31
  Loss on disposal of property and equipment                                     554           -
  Changes in operating assets and liabilities:
   Accounts receivable                                                         2,521      (1,371)
   Prepaid expenses and other current assets                                     (78)        256
   Other noncurrent assets                                                       205         257
   Accounts payable                                                             (118)        742
   Other accrued liabilities                                                  (1,969)      1,390
   Deferred revenue                                                              213         332
                                                                            --------    --------
Net cash used in operating activities                                        (17,266)    (15,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (1,435)     (8,947)
Purchases of short-term investments                                          (24,690)    (76,052)
Sales of short-term investments                                               71,731      70,000
Investment in joint venture                                                        -        (761)
                                                                            --------    --------
Net cash provided by (used in) investing activities                           45,606     (15,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations                                 (277)       (323)
Proceeds from exercise of stock options                                          211         846
Proceeds from employee stock purchase plan                                       296         386
Purchase of common stock                                                         (10)          -
                                                                            --------    --------
Net cash provided by financing activities                                        220         909
Effect of exchange rates on cash                                                 (85)        (14)
                                                                            --------    --------
Increase (decrease) in cash and cash equivalents                              28,475     (30,597)
Cash and cash equivalents at beginning of period                              26,129      71,673
                                                                            --------    --------
Cash and cash equivalents at end of period                                  $ 54,604    $ 41,076
                                                                            ========    ========

Supplemental schedule of noncash financing activities:

Deferred compensation related to stock option grants                        $      -    $    524
Conversion of note payable and related accrued interest
  into common stock                                                         $      -    $    731


            See notes to condensed consolidated financial statements.

                             CYBERSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and a restructuring charge, see Note 4) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on April 2, 2001, SEC File No. 000-26477.

2.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information regarding operating segments.

The Company views its operations as principally three segments, e-commerce transaction services and support, professional services and enterprise software, and manages the business based on the revenues of these segments. The following table presents revenues and cost of revenues by the Company's three business units for the three and six month periods ended June 30, 2001 and 2000. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments. All of the Company's expenses, with the exception of cost of revenues, are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

                                                         Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                         -------------------       --------------------
                                                          2001        2000          2001          2000
                                                         ------      ------        ------        ------
Revenues:
E-commerce transaction services and support ........     $5,717     $4,916         $11,062      $ 9,312
Professional services ..............................        742      2,172           2,014        4,526
Enterprise software ................................      1,293          -           2,392            -
                                                         ------     ------         -------      -------
                      Total revenues ...............     $7,752     $7,088         $15,468      $13,838
                                                         ======     ======         =======      =======


Cost of revenues:
E-commerce transaction services and support ........     $3,736     $3,833         $ 7,808      $ 7,617
Professional services ..............................        461      1,572           1,062        3,130
Enterprise software ................................        247          -             521            -
Amortization of developed technology ...............        883          -           1,766            -
                                                         ------     ------         -------      -------
                      Total cost of revenues .......     $5,327     $5,405         $11,157      $10,747
                                                         ======     ======         =======      =======


Additionally, during the three months ended June 30, 2001, one customer accounted for 10.0% of our revenues. During the three months ended June 30, 2000, one customer for which we performed a non-recurring professional services engagement accounted for 23.2% of our revenues.

3.  ACQUISITION OF PAYLINX

On September 18, 2000, the Company acquired all of the outstanding common shares of PaylinX, a developer of a payment server platform for real-time credit card transactions. The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management's best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill. Goodwill of $114.5 million and other intangible assets of $32.1 million were recorded upon the acquisition and are being amortized on a straight-line basis over the estimated useful lives of three to five years. In addition, the Company allocated $14.5 million to in-process research and development which was included in the Company's operating expenses in the year ended December 31, 2000. See the Company's Form 10-K for the year ended December 31, 2000 for further information on acquisitions completed during the prior year.

4.  RESTRUCTURING CHARGES

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

Of the $3.3 million restructuring charge, $0.1 million related to severance and benefits was included in accrued payroll and related expenses as of June 30, 2001 and will be paid during the remainder of fiscal year 2001.

Subsequent to June 30, 2001, the Company reduced its workforce by an additional 49 employees of which 21 were in professional services, sales and marketing; 13 were in product development; 8 were in operations and customer support; and 7 were in general and administrative services. The Company will incur up to $2.0 million in additional restructuring charges during the three months ended September 30, 2001 related to this additional reduction in workforce.

5.  COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                               ----------------------     ----------------------
                                                                 2001          2000         2001          2000
                                                               --------      --------     --------     ---------
Net loss .................................................    $(22,310)     $ (10,467)    $(49,286)    $(19,607)
Change in unrealized loss on short-term investments ......          --             63           --          372
Change in cumulative translation adjustment ..............          (6)           (14)         (85)         (14)
                                                              --------      ---------     --------     --------
Comprehensive loss .......................................    $(22,316)     $ (10,418)    $(49,371)    $(19,249)
                                                              ========      =========     ========     ========


6.  NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). If the Company had reported net income for the six months ended June 30, 2001 and 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 497,140 and 562,857 shares of common stock at June 30, 2001 and 2000, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

7.  LEGAL MATTERS

In November 1999, a lawsuit was filed against the Company alleging that its payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. The Company settled this lawsuit on July 26, 2001. Pursuant to the settlement agreement, the plaintiff released the Company and agreed not to sue the Company or its resellers, customers, end users, among others, for infringement based on the two patents in question. The Company in turn agreed to pay the plaintiff an amount that is not material to its financial statements.

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

On July 31, 2001, an action entitled Melissa Pludo v. CyberSource Corp., et. al., was filed in the United States District Court, Southern District of New York, against the Company, the Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company's initial public offering. The action was filed on behalf of persons who purchased the Company's stock issued pursuant to or traceable to the public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company's underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company's stock in the offering. The two individual defendants are alleged to be liable because of the involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. The Company believes that the allegations seem directed primarily at the underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. The Company intends to exercise its indemnification rights against the underwriters and defend itself vigorously. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on the Company's financial results. The Company also believes that two additional, similar lawsuits were filed against the Company shortly thereafter.

8.  COMMON STOCK REPURCHASE PROGRAM

On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over the next twelve months to repurchase shares of the Company's common stock. The Company repurchased 5,000 shares at $1.95 per share during the three and six months ended June 30, 2001. From July 1, 2001 to August 7, 2001, the Company repurchased 1,835,000 shares at an average price of $0.95 per share. All of the repurchased shares will be cancelled and returned to the status of authorized, unissued shares.

9.  RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the effect of the new standards on its financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to, expectations regarding liquidity and adequacy of cash resources and our intentions to expand our business. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading "Factors That May Affect Future Operating Results" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See "Factors That May Affect Future Operating Results" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the Securities and Exchange Commission on April 2, 2001, SEC File No. 000-26477.

OVERVIEW

We derive substantially all of our revenues from Internet monthly transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. We do not have vendor-specific objective evidence for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we recognize the entire contract ratably over the term of the maintenance period. We have incurred significant losses since our inception, and through June 30, 2001 had incurred cumulative losses of approximately $169.9 million. We expect to continue to incur substantial operating losses for the foreseeable future.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance.

We had increased the number of our employees from 45 employees at December 31, 1997, 127 employees at December 31, 1998 and 228 employees at December 31, 1999, to 448 at December 31, 2000. In the first quarter of 2001, we reduced the number of employees by 123 of which 63 were in professional services, sales and marketing; 24 were in product development; 24 were in operations and customer support; and 12 were in general and administrative services. As of June 30, 2001, we had 324 employees. Subsequent to June 30, 2001, we reduced the number of employees by an additional 49 of which 21 were in professional services, sales and marketing, 13 were in product development, 8 were in operations and customer support and 7 were in general and administrative services.

The following discussion compares the results of operations for the three and six months ended June 30, 2001 and 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues. Revenues were $7.8 million for the three months ended June 30, 2001 as compared to $7.1 million for the three months ended June 30, 2000, an increase of approximately $0.7 million or 9.4%. Transaction and support revenues were $5.7 million for the three months ended June 30, 2001 as compared to $4.9 million for the three months ended June 30, 2000, an increase of approximately $0.8 million or 16.3%. This increase is due to the addition of customers since June 30, 2000 as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 60.8 million during the three months ended June 30, 2001 as compared to approximately 34.7 million processed during the three months ended June 30, 2000. Professional services revenues decreased to $0.7 million for the three months ended June 30, 2001, a decrease of approximately 65.8% as compared to $2.2 million for the three months ended June 30, 2000, due to the completion of a large professional services project during the three months ended June 30, 2001. Enterprise software license and maintenance revenues were $1.3 million during the three months ended June 30, 2001. These revenues were generated following our acquisition of PaylinX on September 18, 2000. During the three months ended June 30, 2001, one customer accounted for 10.0% of our revenues. During the three months ended June 30, 2000, one customer for which we performed a non-recurring professional services engagement accounted for 23.2% of revenues.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $3.7 million or 65.3% of transaction and support revenues for the three months ended June 30, 2001 as compared to $3.8 million or 78.0% of transaction and support revenues for the three months ended June 30, 2000. The decrease in absolute dollars and as a percentage of transaction and support revenue is primarily due to the reduction in personnel related costs resulting from our restructuring for which we recorded a charge during the three months ended March 31, 2001. Professional services cost of revenues consist principally of personnel related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.5 million or 62.1% of professional services revenues for the three months ended June 30, 2001 as compared to $1.6 million or 72.4% of professional services revenues for the three months ended June 30, 2000. The decrease in absolute dollars is due to lower personnel and contractor related costs resulting from a decrease in personnel and contractor usage necessary to support our professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due primarily to an increase in higher margin, fixed fee projects and a decrease in contractor usage during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Enterprise software cost of revenues are composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues were $0.2 million or 19.1% of enterprise software revenues for the three months ended June 30, 2001. Included in cost of revenues during the three months ended June 30, 2001 is $0.9 million of amortization of developed technology resulting from the acquisition of PaylinX.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new products and services, and to a lesser extent, facility costs and related overhead. Product development expenses were $4.5 million for the three months ended June 30, 2001 as compared to $3.6 million for the three months ended June 30, 2000. The increase is primarily due to higher personnel related costs as a result of our acquisition of PaylinX in September 2000 and other new hires in 2000, which costs increased by approximately $0.6 million in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 despite the reduction in our product development workforce since December 31, 2000.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $5.7 million for the three months ended June 30, 2001 as compared to $7.2 million for the three months ended June 30, 2000. Sales and marketing expense for the three months ended June 30, 2000 included $0.8 million of one-time signing bonuses for certain professional services employees. The remaining decrease is primarily due to a reduction in sales and marketing personnel related costs as well as a reduction in marketing program costs, both of which decreased by $0.3 million during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $3.2 million for the three months ended June 30, 2001 as compared to $3.1 million for the three months ended June 30, 2000.

Amortization of Goodwill and Other Intangible Assets. During the three months ended June 30, 2001, we recorded $11.4 million of amortization of intangible assets excluding developed technology, resulting from our acquisition of PaylinX. Growth in enterprise software licensing and maintenance revenue has not occurred as quickly as we had anticipated at the time of our acquisition of PaylinX. We are in the process of assessing whether our goodwill and other intangible assets are impaired. If we determine such impairment, we will record a charge for the write-down of such assets in 2001.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $0.7 million for the three months ended June 30, 2001 as compared to $0.1 million for the three months ended June 30, 2000. The increase in deferred compensation amortization is primarily a result of our acquisition of PaylinX on September 18, 2000.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the three months ended June 30, 2001, we recorded a loss of approximately $0.1 million which represents our share of the joint venture's loss for the period.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.9 million for the three months ended June 30, 2001 as compared to $1.9 million for the three months ended June 30, 2000. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred during the three months ended June 30, 2001 and, to a lesser extent, slightly lower investment yields. Interest expense was $4,000 for the three months ended June 30, 2001 as compared to $24,000 in the three months ended June 30, 2000.


SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Revenues. Revenues were $15.5 million for the six months ended June 30, 2001 as compared to $13.8 million for the six months ended June 30, 2000, an increase of approximately $1.6 million or 11.8%. Transaction and support revenues were $11.1 million for the six months ended June 30, 2001 as compared to $9.3 million for the six months ended June 30, 2000, an increase of approximately $1.8 million or 18.8%. This increase is due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our transactions processed were approximately 117.6 million during the six months ended June 30, 2001 as compared to approximately
58.9 million processed during the six months ended June 30, 2000. Professional services revenues decreased to $2.0 million for the six months ended June 30, 2001, a decrease of approximately 55.5% as compared to $4.5 million for the six months ended June 30, 2000, due to a decrease in professional services projects that occurred during the six months ended June 30, 2001. Enterprise software license and maintenance revenues were $2.4 million during the six months ended June 30, 2001. These revenues were generated following our acquisition of PaylinX on September 18, 2000. During the six months ended June 30, 2001, one customer accounted for 10.4% of our revenues. During the six months ended June 30, 2000, one customer for which we performed a non-recurring professional services engagement accounted for 27.0% of revenues.

Cost of Revenues. Transaction and support cost of revenues were $7.8 million or 70.6% of transaction and support revenues for the six months ended June 30, 2001 as compared to $7.6 million or 81.8% of transaction and support revenues for the six months ended June 30, 2000. The decrease in absolute dollars and as a percentage of transaction and support revenue is primarily due to the reduction in personnel related costs resulting from our restructuring for which we recorded a charge during the three months ended March 31, 2001. Professional services cost of revenues were $1.1 million or 52.7% of professional services revenues for the six months ended June 30, 2001 as compared to $3.1 million or 69.2% of professional services revenues for the six months ended June 30, 2000. The decrease in absolute dollars is due to lower personnel and contractor related costs resulting from a decrease in personnel and contractor usage necessary to support our professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due primarily to an increase in higher margin, fixed fee projects and a decrease in contractor usage during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Enterprise software cost of revenues were $0.5 million or 21.8% of enterprise software revenues for the six months ended June 30, 2001. Included in cost of revenues during the three months ended June 30, 2001 is $1.8 million of amortization of developed technology resulting from the acquisition of PaylinX.

Product Development. Product development expenses were $9.5 million for the six months ended June 30, 2001 as compared to $6.5 million for the six months ended June 30, 2000. The increase is primarily due to higher personnel related costs as a result of our acquisition of PaylinX in September 2000 and other new hires in 2000, which costs increased by approximately $2.0 million in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 despite our reduction in our product development workforce during the six months ended June 30, 2001.

Sales and Marketing. Sales and marketing expenses were $12.2 million for the six months ended June 30, 2001 as compared to $12.6 million for the six months ended June 30, 2000. The decrease is primarily due to a reduction in marketing program costs by approximately $0.9 million. In addition, sales and marketing expense for the six months ended June 30, 2000 included $0.8 million of one-time signing bonuses for certain professional services employees. This was offset by an increase in sales and marketing personnel related costs of $1.3 million in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

General and Administrative. General and administrative expenses were $6.3 million for the six months ended June 30, 2001 as compared to $6.1 million for the six months ended June 30, 2000.

Amortization of Goodwill and Other Intangible Assets. During the six months ended June 30, 2001, we recorded $22.9 million of amortization of intangible assets excluding developed technology, resulting from our acquisition of PaylinX.

Restructuring Charge. During the six months ended June 30, 2001, we recorded a restructuring charge of approximately $3.3 million as a result of the realignment of our resources to better manage and control our business.

Acquisition Related Costs. Acquisition related costs for the six months ended June 30, 2000 in the amount of $0.8 million consist of costs incurred related to our acquisition of ExpressGold.com, Inc. in January 2000.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $1.5 million for the six months ended June 30, 2001 as compared to $0.4 million for the six months ended June 30, 2000. The increase in deferred compensation amortization is primarily a result of our acquisition of PaylinX on September 18, 2000.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the six months ended June 30, 2001, we recorded a loss of approximately $0.2 million which represents our share of the joint venture's loss for the period. During the six months ended June 30, 2000, we recorded a loss of approximately $31,000 which represents our share of the joint venture's loss for the month of March 2000.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $2.2 million for the six months ended June 30, 2001 as compared to $3.9 million for the six months ended June 30, 2000. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred and, to a lesser extent, slightly lower investment yields. Interest expense was $15,000 for the six months ended June 30, 2001 as compared to $55,000 for the six months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES


Our cash, cash equivalents and short-term investments decreased by $18.6 million from $92.0 million at December 31, 2000 to $73.4 million at June 30, 2001. The decrease is primarily due to our use of $17.3 million to fund operations and $1.4 million of purchases of property and equipment during the six months ended June 30, 2001.

Net cash used in our operating activities was $17.3 million for the six months ended June 30, 2001 as compared to $15.7 million for the six months ended June 30, 2000. The increase is primarily due to the increase in our operating losses and a reduction in our accrued liabilities, offset by a reduction in accounts receivable and increases in depreciation, amortization of intangible assets and amortization of deferred compensation.

Net cash provided by investing activities was $45.6 million during the six months ended June 30, 2001 as compared to net cash used in investing activities of $15.8 million for the six months ended June 30, 2000. Net cash provided by investing activities was composed primarily of $71.7 million of cash received as a result of sales of short-term investments, offset by $24.7 million of purchases of short-term investments.

Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2001 as compared to $0.9 million for the six months ended June 30, 2000. The decrease is primarily due to the decrease in proceeds from the exercise of stock options.

We believe that our current cash and investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund expected operating losses. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. To the extent that our current cash balance and any future earnings are insufficient to fund our future activities, we would need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us.


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

We Have a Limited Operating History and Are Subject to the Risks Encountered by Early-Stage Companies

We commenced operations in March 1996. From March 1996 until December 1997, we operated as a division of Beyond.com. In December 1997, we were incorporated as a separate legal entity and our company was spun off from Beyond.com. Accordingly, we have a very limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies are particularly exposed. These risks include:

     . risks that the intense competition and rapid technological change in our industry could adversely affect market acceptance of all of our products and services;

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

Although our revenues have increased on an annual basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $10.2 million in 1998, $29.8 million in 1999, $75.0 million in 2000 and $49.3 million in the six months ended June 30, 2001. As of June 30, 2001, we had incurred cumulative losses of $169.9 million. You should not consider historical annual revenue growth as indicative of our future performance. We will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

The Expected Fluctuations of Our Quarterly Results Could Cause Our Stock Price to Fluctuate or Decline

We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We do not expect our operating expenses to increase in the short term given the expected decrease in payroll expense as a result of our recent reductions in our workforce. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenues are lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. In order to satisfy this demand, we committed internal resources, hired a significant number of additional professional services personnel and hired independent contractors. We may not be engaged for additional projects of similar or larger size and the demand for professional services may decrease further. For instance, professional services revenue decreased to $0.7 million and $1.3 million for the three months ended June 30, 2001 and March 31, 2001, respectively, as compared to $1.8 million and $2.6 million during the three months ended December 31, 2000 and September 30, 2000, respectively. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

We May Have an Accounts Receivable Concentration Risk at Times

Some of our professional services engagements have been large projects which result in a higher concentration of our accounts receivable balance at times. For example, as of June 30, 2000, approximately 25% of our accounts receivable balance was due from one professional services customer. No customer accounted for more than 10% of our accounts receivable balance as of June 30, 2001 or December 31, 2000. However, we could again experience this concentration risk in connection with our professional services business.

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

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our overall business strategy, we intend to pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For instance, in September 2000 we completed our acquisition of PaylinX, a developer of a payment server platform for real-time credit card transactions. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. If our enterprise software business segment, which was acquired from PaylinX, does not perform as anticipated, we may be required to write-down the goodwill and other intangible assets as recorded at the time of the acquisition. In addition, the acquisition of PaylinX and other acquisitions involve numerous risks, including:

     . difficulties in assimilating the operations, technologies, products and personnel of an acquired company;

     . risks of entering markets in which we have either no or limited prior experiences;

     .    the diversion of management's attention from other business concerns;
          and

     .    the potential loss of key employees of an acquired company.

The Demand for Our Products and Services Could Be Negatively Affected by a Reduced Growth of Commerce or Delays in the Development of the Internet Infrastructure

Sales of goods and services over the Internet do not currently represent a significant portion of overall sales of goods and services. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and internationally. Rapid growth in the use of and interest in the Internet is a relatively recent development. In particular, the sale of goods and services over the Internet has gained acceptance more slowly outside of the United States. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

The emergence of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users, or the use of Internet resources by existing users, continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of commerce transactions and lower demand for our products and services.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California, we still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced several service interruptions of lesser duration. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

Our success also depends on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems or successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant customers, which could materially harm our business.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, Digital River, E-One Global (an affiliate of First Data Corporation), Hewlett-Packard (VeriFone), HNC Software, Open Market, ShopNow.com and VeriSign. In addition, other companies, including financial services and credit companies such as First Data Corporation, AT&T and GE, may enter the market and provide similar services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services.

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. For example, Microsoft has introduced electronic-wallet solutions that, if widely adopted by consumers, may reduce demand for our fraud screening services. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to address the needs of our existing or prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell products and services through these channels. We expect that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition.

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

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified marketing, sales and technical personnel. Competition for these types of employees is intense due to the limited number of qualified professionals. We have in the past experienced difficulty in recruiting marketing, sales, engineering and support personnel. Failure to attract and retain personnel could make it difficult for us to manage our business and meet our objectives.

If We Are Not Able to Fully Utilize Relationships With Our Sales Alliances, We May Experience Lower Revenue Growth and Higher Operating Costs

Our future growth will depend in part on the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts. If these relationships are not successful or do not develop as quickly as we anticipate, our revenue growth may be adversely affected. Accordingly, we may have to increase our sales and marketing expenses in an attempt to secure additional merchant accounts.

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

Our Market is Subject to Rapid Technological Change and to Compete, We Must Continually Enhance Our Systems to Comply with Evolving Standards

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services and develop new products and services. We must continue to address the increasingly sophisticated and varied needs of our merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant requirements or emerging industry standards. If we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed.

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

As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

We also cannot assure you that third parties will not claim that the technology employed in providing our current or future products and services infringe upon their rights. We have not conducted any search to determine whether any of our products and services or technologies may be infringing upon patent rights of third parties. As the number of products and services in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. In addition, these claims also might require us to enter into royalty or license agreements. Any infringement claims, with or without merit, could absorb significant management time and lead to costly litigation. If required to do so, we may not be able to obtain royalty or license agreements, or obtain them on terms acceptable to us. See "Business--Intellectual Property" and "Legal Proceedings" in our annual report filed on Form 10-K as well as Part II, Item 1 "Legal Proceedings" for more information relating to protecting our intellectual property rights and risks relating to claims of infringement upon the intellectual property of others.

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue for the foreseeable future. We expect to use the net proceeds of our 1999 equity financings to continue investments in service development, to fund sales and marketing activities, to fund product development, to fund continued operations, repurchase shares of our stock in the open market and potentially to make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products and services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

We May Become Subject to Government Regulation and Legal Uncertainties That Would Adversely Affect Our Financial Results

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to e-commerce. However, due to the increasing usage of the Internet, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet covering issues such as:

     .    taxes;

     .    user privacy;

     .    pricing;

     .    content;

     .    right to access personal data;

     .    copyrights;

     .    distribution; and

     .    characteristics and quality of products and services.

For example, we believe that some of our services may require us to comply with the Fair Credit Reporting Act (" Act"). As a precaution, we have and continue to implement changes to our systems and processes so that we will be in compliance with the Act. Complying with this Act requires us to provide information about personal data stored by us or our merchants. Failure to comply with this Act could result in claims being made against us.

Furthermore, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters and personal privacy to the Internet is uncertain. The vast majority of laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes in the United States regarding taxation and encryption and in the European Union regarding contract formation and privacy, could create uncertainty in the Internet marketplace and impose additional costs and other burdens. These uncertainties, costs and burdens could reduce demand for our products and services or increase the cost of doing business due to increased litigation costs or increased service delivery costs.

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 23.1%, 5.4% and 5.0% of our revenues in 1999, 2000 and during the six months ended June 30, 2001, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

     .    changes in regulatory requirements;

     .    reduced protection of intellectual property rights;

     .    evolving privacy laws in Europe;

     .    the burden of complying with a variety of foreign laws; and

     . political or economic instability or constraints on international trade.

In addition, some software contains encryption technology that renders it subject to export restrictions and we may become liable to the extent we violate these restrictions. We might not successfully market, sell and distribute our products and services in local markets and we cannot be certain that one or more of these factors will not materially adversely affect our future international operations, and consequently, our business, financial condition and operating results.

Also, sales of our products and services conducted through our subsidiary in the United Kingdom are denominated in Pounds Sterling. We may experience fluctuations in revenues or operating expenses due to fluctuations in the value of the Pound Sterling relative to the U.S. Dollar. We do not currently enter into transactions with the specific purpose to hedge against currency exchange fluctuations.

Our Stock Price May Fluctuate Substantially

The market price for the common stock will be affected by a number of factors, including the following:

     . the announcement of new products, services or enhancements by us or our competitors;

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of June 30, 2001, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Partnership Agreement With Visa U.S.A. Expires in August 2001 and Visa U.S.A. May Elect to Terminate the Partnership Agreement

The agreement we entered into in July 1999 with Visa U.S.A. to jointly develop and promote CyberSource Internet Fraud Screen enhanced by Visa for use in the United States will terminate on August 31, 2001. Under the terms of the agreement, Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. During the term of the agreement, we cannot enter into any development or consultation agreements with certain competitors of Visa in the area of Internet fraud detection.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our products and services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars or pound sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates.

Due to the nature of our short-term investments, which are primarily money market funds, we have concluded that there is no material market risk exposure.

     PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 1999, a lawsuit was filed against us alleging that our payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. We settled this lawsuit on July 26, 2001. Pursuant to the settlement agreement, the plaintiff released us and agreed not to sue us or our resellers, customers, end users, among others, for infringement based on the two patents in question. We in turn agreed to pay the plaintiff an amount that is not material to our financial statements.

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

On July 31, 2001, an action entitled Melissa Pludo v. CyberSource Corp., et. al., was filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The action was filed on behalf of persons who purchased our stock issued pursuant to or traceable to the public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of the involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. We believe that the allegations seem directed primarily at our underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. We intend to exercise our indemnification rights against the underwriters and to defend ourselves vigorously. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial results. We also believe that two additional, similar lawsuits were filed against us shortly thereafter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $38.1 million of net proceeds as of March 31, 2001 from the second offering in November 1999, we used $6.5 million to fund operations and acquired $0.2 million worth of property and equipment. The remaining $31.4 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of June 30, 2001. On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over the next twelve months to repurchase shares of the Company's common stock. The Company has repurchased 5,000 shares at $1.95 per share. From July 1, 2001 to August 7, 2001, the Company repurchased 1,835,000 shares at an average price of $0.95 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its Annual Meeting of Stockholders on May 10, 2001. The stockholders voted on proposals to:

   1. Elect five Directors of the Company.

   2. Ratify the appointment of Ernst & Young, LLP as the Company's auditors for 2001.

The proposals were approved by the following votes:

    1. Election of Directors

                Nominee                              For               Withheld

                William S. McKiernan              26,608,201            539,048
                John J. McDonnell, Jr.            26,086,923          1,060,826
                Steven P. Novak                   26,583,667            563,582
                Richard Scudellari                26,514,547            632,702
                Kenneth R. Thorton                26,608,291            538,958


    2. Ratify appointment of Ernst & Young, LLP

                                    For            Against       Abstained
                                27,025,279         113,228         8,742

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit

Number                          Description
------  --------------------------------------------------------------

3.1*    Certificate of Incorporation of CyberSource Corporation, as amended.
3.2*    CyberSource Corporation's Bylaws.
3.3*    Bylaw Amendment.
4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3.

------------------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-77545).

(b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three months ended June 30, 2001.

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

                                             CYBERSOURCE CORPORATION
                                             -----------------------
                                                    (Registrant)


Date: August 10, 2001           By   /s/  James R. Buckley
                                  ------------------------------------
                                  James R. Buckley

                              Vice President of Finance and Administration and Chief Financial Officer
                              (Authorized Officer and Principal Financial
                              Officer)