Form 10-Q
period 2001-09-30
CYBERSOURCE CORP
filed 2001-11-09
CIK 934280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 2001, there were 32,928,177 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 24 pages with the Index to Exhibits located on page 23.

                             CYBERSOURCE CORPORATION
                          INDEX TO REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2001

                                                                                               Page
                                                                                               ----

                        PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30, 2001 and
              December 31, 2000 .............................................................    3


           Condensed Consolidated Statements of Operations for the Three and Nine Months
              Ended September 30, 2001 and 2000 .............................................    4


           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2001 and 2000 ...................................................    5


           Notes to Condensed Consolidated Financial Statements .............................    6


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations ....................................................................    9


Item 3.    Quantitative and Qualitative Disclosures About Market Risk .......................   21


                         PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................................   22


Item 2.    Changes in Securities and Use of Proceeds ........................................   22


Item 6.    Exhibits and Reports on Form 8-K .................................................   23


Signature ...................................................................................   24

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             CYBERSOURCE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  September 30,   December 31,
                                                                      2001          2000 (1)
                                                                  -------------   ------------
                                                                   (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                            $ 43,595       $ 26,129
 Short-term investments                                                 19,682         65,874
 Accounts receivable, net                                                4,795          8,689
 Prepaid expenses and other current assets                               2,904          1,733
                                                                      --------       --------
  Total current assets                                                  70,976        102,425


Intangible assets                                                       99,612        136,570
Property and equipment, net                                             16,089         21,554
Investment in joint venture                                                236            560
Other noncurrent assets                                                    525            746
                                                                      --------       --------
  Total assets                                                        $187,438       $261,855
                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                     $    469       $  1,108
 Accrued payroll related expenses                                        2,750          3,510
 Other accrued liabilities                                               5,258          6,412
 Deferred revenue                                                        2,648          3,312
 Current obligations under capital leases                                  108            415
                                                                      --------       --------
  Total current liabilities                                             11,233         14,757


Noncurrent obligations under capital leases                                  -             65


Stockholders' equity:
 Common stock                                                               33             35
 Additional paid-in capital                                            364,468        366,526
 Deferred compensation                                                  (2,101)        (4,413)
 Accumulated other comprehensive loss                                      (91)           (39)
 Accumulated deficit                                                  (186,104)      (115,076)
                                                                      --------       --------
  Total stockholders' equity                                           176,205        247,033
                                                                      --------       --------
  Total liabilities and stockholders' equity                          $187,438       $261,855
                                                                      ========       ========


(1) Derived from the Company's audited financial statements as of December 31, 2000.

            See notes to condensed consolidated financial statements.

                             CYBERSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                   Three Months Ended         Nine Months Ended
                                                 ----------------------     ---------------------
                                                      September 30,             September 30,
                                                 ----------------------     ---------------------
                                                   2001          2000         2001         2000
                                                 --------      --------     --------     --------
Revenues:
  Transaction and support                        $  5,612      $  5,019     $ 16,674     $ 14,331
  Professional services                               617         2,645        2,631        7,171
  Enterprise software                               1,347            96        3,739           96
                                                 --------      --------     --------     --------
   Total revenues                                   7,576         7,760       23,044       21,598

Cost of revenues:
  Transaction and support                           3,367         3,970       11,175       11,587
  Professional services                               396         1,603        1,458        4,733
  Enterprise software                                 236            60          757           60
  Amortization of developed technology                883           118        2,649          118
                                                 --------      --------     --------     --------
   Cost of revenues                                 4,882         5,751       16,039       16,498


Gross profit                                        2,694         2,009        7,005        5,100


Operating expenses:
 Product development                                4,084         4,152       13,544       10,695
 Sales and marketing                                4,329         7,631       16,517       20,247
 General and administrative                         2,507         2,650        8,796        8,737
 In-process research and development                    -        14,500            -       14,500
 Amortization of goodwill and
   other intangible assets                         11,436         1,525       34,309        1,525
 Acquisition related costs                              -             -            -          834
 Deferred compensation amortization                   643           307        2,159          718
 Restructuring and other non-recurring
   charges                                          1,980             -        5,251            -
                                                 --------      --------     --------     --------
Total operating expenses                           24,979        30,765       80,576       57,256
                                                 --------      --------     --------     --------
Loss from operations                              (22,285)      (28,756)     (73,571)     (52,156)
Loss on investment in joint venture                  (114)          (68)        (324)         (99)
Interest income, net                                  656         1,815        2,867        5,639
                                                 --------      --------     --------     --------
Net loss                                         $(21,743)     $(27,009)    $(71,028)    $(46,616)
                                                 ========      ========     ========     ========


Basic and diluted net loss per share             $  (0.64)     $  (0.99)    $  (2.04)    $  (1.77)
                                                 ========      ========     ========     ========
Shares used in computing basic and
   diluted net loss per share                      34,023        27,306       34,853       26,275
                                                 ========      ========     ========     ========

            See notes to condensed consolidated financial statements.

                             CYBERSOURCE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                        Nine Months Ended
                                                                           September 30,
                                                                      --------------------
                                                                        2001       2000
                                                                      --------   ---------
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                            $ (71,028)   $ (46,616)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  In-process research and development                                      --       14,500
  Depreciation and amortization                                         6,404        3,404
  Amortization of goodwill and other intangible assets                 36,958        1,643
  Amortization of deferred compensation                                 2,159          718
  Loss on investment in joint venture                                     324           99
  Loss on disposal of property and equipment                              554           --
  Changes in operating assets and liabilities:
   Accounts receivable, net                                             3,894       (2,972)
   Prepaid expenses and other current assets                           (1,171)         446
   Other noncurrent assets                                                221          348
   Accounts payable                                                      (639)         769
   Accrued payroll related expenses and other accrued liabilities      (1,914)      (1,518)
   Deferred revenue                                                      (664)         779
                                                                    ---------    ---------
Net cash used in operating activities                                 (24,902)     (28,400)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                    (1,493)     (13,282)
Purchases of short-term investments                                   (39,547)     (86,999)
Sales of short-term investments                                        85,739       90,481
Cash acquired from PaylinX acquisition                                     --       10,985
Investment in joint venture                                                --         (761)
                                                                    ---------    ---------
Net cash provided by investing activities                              44,699          424

CASH FLOWS FROM FINANCING ACTIVITES:
Principal payments on capital lease obligations                          (372)        (506)
Proceeds from exercise of stock options                                   250        1,048
Proceeds from employee stock purchase plan                                350          804
Purchase of common stock, net                                          (2,507)          --
                                                                    ---------    ---------
Net cash (used in) provided by financing activities                    (2,279)       1,346
Effect of exchange rates on cash                                          (52)         (19)
                                                                    ---------    ---------
Increase (decrease) in cash and cash equivalents                       17,466      (26,649)
Cash and cash equivalents at beginning of period                       26,129       71,673
                                                                    ---------    ---------
Cash and cash equivalents at end of period                          $  43,595    $  45,024
                                                                    =========    =========

Supplemental schedule of noncash financing activities:

Reversal of deferred compensation related to terminated employee    $     153    $      --
Deferred compensation related to stock option grants                $      --    $     522
Conversion of note payable and related accrued interest
  into common stock                                                 $      --    $     731
Common stock issued in acquisition of PaylinX                       $      --    $ 160,300
Deferred compensation related to the acquisition of PaylinX         $      --    $   8,649


            See notes to condensed consolidated financial statements.

                             CYBERSOURCE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 4) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K with the Securities and Exchange Commission on April 2, 2001, SEC File No. 000-26477.

2.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for reporting information regarding operating segments.

The Company views its operations as principally three segments, e-commerce transaction services and support, professional services and enterprise software, and manages the business based on the revenues of these segments. The following table presents revenues and cost of revenues by the Company's three business units for the three and nine month periods ended September 30, 2001 and 2000. The Company's Chief Executive Officer reviews the revenues and cost of revenues for each of the Company's reportable segments. All of the Company's expenses, with the exception of cost of revenues, are managed by and reported to the Chief Executive Officer on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                               ------------------  ------------------
                                                 2001      2000      2001      2000
                                               -------    -------  -------   --------
Revenues:
E-commerce transaction services and support    $ 5,612   $ 5,019   $16,674    $14,331
Professional services ......................       617     2,645     2,631      7,171
Enterprise software ........................     1,347        96     3,739         96
                                               -------   -------   -------    -------
           Total revenues ....... ..........   $ 7,576   $ 7,760   $23,044    $21,598
                                               =======   =======   =======    =======



Cost of revenues:
E-commerce transaction services and support    $ 3,367   $ 3,970   $11,175    $11,587
Professional services ......................       396     1,603     1,458      4,733
Enterprise software ........................       236        60       757         60
                                               -------   -------   -------    -------
           Total cost of revenues ..........   $ 3,999   $ 5,633   $13,390    $16,380
                                               =======   =======   =======    =======


Additionally, during the three months ended September 30, 2001, one customer accounted for 10.8% of the Company's revenues. During the three months ended September 30, 2000, two customers accounted for 16.7% and 10.1% of the Company's revenues, respectively. During the nine months ended September 30, 2001, one customer accounted for 10.6% of the Company's revenues. During the nine months ended September 30, 2000, one customer accounted for 18.5% of the Company's revenues.

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

During the three month period ended September 30, 2001, the Company recorded an additional restructuring charge of approximately $1.3 million as a result of reducing its workforce by an additional 49 employees of which 21 were in professional services, sales and marketing; 13 were in product development; 8 were in operations and customer support; and 7 were in general and administrative services.

Of the total $4.6 million restructuring charges recorded, $0.2 million related to severance and benefits was included in accrued payroll and related expenses as of September 30, 2001 and will be paid during the remainder of fiscal year 2001.

5.  COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

                                                           Three Months Ended      Nine Months Ended
                                                              September 30,          September 30,
                                                           -------------------    -------------------
                                                              2001      2000        2001       2000
                                                           ---------  --------    --------   --------
Net loss .............................................      $(21,743) $(27,009)   $(71,028)  $(46,616)
Change in unrealized loss on short-term investments               --        40          --        412
Change in cumulative translation adjustment ..........            33        (5)        (52)       (19)
                                                           ---------  --------    --------   --------
Comprehensive loss ...................................      $(21,710) $(26,974)   $(71,080)  $(46,223)
                                                           =========  ========    ========   ========


6.  NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). If the Company had reported net income for the nine months ended September 30, 2001 and 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 330,313 and 3,082,344 shares of common stock at September 30, 2001 and 2000, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

7.  LEGAL MATTERS

In November 1999, a lawsuit was filed against the Company alleging that the Company's payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. The Company settled this lawsuit on July 26, 2001. Pursuant to the settlement agreement, the plaintiff released the Company and agreed not to sue the Company or its resellers, customers, end users, among others, for infringement based on the two patents in question, to the extent such entities use CyberSource for payment processing services. The Company paid the plaintiff a settlement amount that was not material to its financial statements.

On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. In February 2001, plaintiffs amended their complaint to allege that the action purports to be a class action on behalf of "all persons who entered into online transactions with Amazon.com prior to August 31, 2000 whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations by the Company of a federal statute prohibiting the interception and disclosure of electronic communications, as well as common law violations of unjust enrichment, invasion of privacy, negligence, and fraudulent concealment. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. The Company had moved to dismiss the complaint for failure to state a legal claim against the Company. On October 10, 2001, the motion to dismiss the action was granted with prejudice. The plaintiff has until November 13, 2001 to file an appeal.

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, the Company's Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company's initial public offering. The action was filed on behalf of persons who purchased the Company's stock issued pursuant to or traceable to the public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company's underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company's stock in the offering. The two individual defendants are alleged to be liable because of the involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. The Company believes that the allegations are directed primarily at the Company's underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. The Company intends to exercise its indemnification rights against the underwriters and to defend itself vigorously. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial results.

8.  COMMON STOCK REPURCHASE PROGRAM

On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over the next twelve months to repurchase shares of the Company's common stock. During the three months ended September 30, 2001, the Company repurchased 2,454,000 shares at an average purchase price of $1.00 per share for a total cost of $2,448,000, net of repurchase costs. During the nine months ended September 30, 2001, the Company repurchased 2,459,000 shares at an average purchase price of $1.00 per share for a total cost of $2,458,000, net of repurchase costs. All of the repurchased shares will be cancelled and returned to the status of authorized, unissued shares.

9.  RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company is evaluating the effect of the new standards on its financial condition and results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We do not expect that adoption of SFAS 144 will have a material effect on our financial position or results of operations.

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

OVERVIEW

We derive substantially all of our revenues from Internet monthly transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. We do not have vendor-specific objective evidence for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we recognize the entire contract ratably over the term of the maintenance period. We have incurred significant losses since our inception, and through September 30, 2001 had incurred cumulative losses of approximately $191.6 million. We expect to continue to incur substantial operating losses for the foreseeable future.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance.

We had increased the number of our employees from 45 employees at December 31, 1997, 127 employees at December 31, 1998 and 228 employees at December 31, 1999, to 448 at December 31, 2000. In the first quarter of 2001, we reduced the number of employees by 123 of which 63 were in professional services, sales and marketing; 24 were in product development; 24 were in operations and customer support; and 12 were in general and administrative services. In the third quarter of 2001, we further reduced the number of employees by 49 of which 21 were in professional services, sales and marketing; 13 were in product development; 8 were in operations and customer support; and 7 were in general and administrative services. As of September 30, 2001, we had 274 employees.

The following discussion compares the results of operations for the three and nine months ended September 30, 2001 and 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Revenues were $7.6 million for the three months ended September 30, 2001 as compared to $7.8 million for the three months ended September 30, 2000, a decrease of approximately $0.2 million or 2.4%. Transaction and support revenues were $5.6 million for the three months ended September 30, 2001 as compared to $5.0 million for the three months ended September 30, 2000, an increase of approximately $0.6 million or 11.8%. This increase is due to the addition of customers since September 30, 2000, transaction volume increases from existing customers as well as the result of a price increase that occurred in early 2001. Our transactions processed were approximately 63.9 million during the three months ended September 30, 2001 as compared to approximately 44.9 million processed during the three months ended September 30, 2000. Professional services revenues decreased to $0.6 million for the three months ended September 30, 2001, a decrease of 76.7% as compared to $2.6 million for the three months ended September 30, 2000, due to a continuing decline in professional services projects during the three months ended September 30, 2001. Enterprise software license and maintenance revenues were $1.3 million during the three months ended September 30, 2001 as compared to $96,000 for the three months ended September 30, 2000, which was generated following our acquisition of PaylinX on September 18, 2000. During the three months ended September 30, 2001, one customer accounted for 10.8% of our revenues. During the three months ended September 30, 2000, two customers accounted for 16.7% and 10.1% of our revenues, respectively.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $3.4 million or 60.0% of transaction and support revenues for the three months ended September 30, 2001 as compared to $4.0 million or 79.1% of transaction and support revenues for the three months ended September 30, 2000. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel related costs resulting from our restructurings for which we recorded a charge during the three months ended March 31, 2001 and September 30, 2001. Professional services cost of revenues consists principally of personnel related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.4 million or 64.2% of professional services revenues for the three months ended September 30, 2001 as compared to $1.6 million or 60.6% of professional services revenues for the three months ended September 30, 2000. The decrease in absolute dollars is due to lower personnel and contractor related costs resulting from a decrease in personnel and contractor usage necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is due primarily to the introduction of our Risk Management Solution during the three months ended September 30, 2001, which required additional installation hours as we had not achieved economies of scale. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.2 million or 17.5% of enterprise software revenues for the three months ended September 30, 2001. Included in cost of revenues during the three months ended September 30, 2001 is $0.9 million of amortization of developed technology resulting from the acquisition of PaylinX.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new products and services, and to a lesser extent, facility costs and related overhead. Product development expenses were $4.1 million for the three months ended September 30, 2001 as compared to $4.2 million for the three months ended September 30, 2000.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $4.3 million for the three months ended September 30, 2001 as compared to $7.6 million for the three months ended September 30, 2000. The decrease is primarily due to a reduction in sales and marketing personnel related costs as well as a reduction in marketing program costs, which decreased by $2.5 million and $0.5 million, respectively, during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $2.5 million for the three months ended September 30, 2001 as compared to $2.7 million for the three months ended September 30, 2000.

Amortization of Goodwill and Other Intangible Assets. During the three months ended September 30, 2001, we recorded $11.4 million of amortization of intangible assets excluding developed technology resulting from our acquisition of PaylinX as compared to $1.5 million during the three months ended September 30, 2000 as the acquisition occurred on September 18, 2000. Growth in enterprise software licensing and maintenance revenue has not occurred as quickly as we had anticipated at the time of our acquisition of PaylinX. We are in the process of assessing whether our goodwill and other intangible assets are impaired. If we determine such impairment, we will record a charge for the write-down of such assets in 2001.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $0.6 million for the three months ended September 30, 2001 as compared to $0.3 million for the three months ended September 30, 2000. The increase in deferred compensation amortization is primarily a result of our acquisition of PaylinX on September 18, 2000.

Restructuring and Other Non-recurring Charges. During the three months ended September 30, 2001, we recorded restructuring and other non-recurring charges of $2.0 million primarily as a result of the realignment of our resources to better manage and control our business.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the three months ended September 30, 2001, we recorded a loss of $0.1 million which represents our share of the joint venture's loss for the period.

Interest Income, Net. Interest income, net consists of interest earnings on cash, cash equivalents and short-term investments and was $0.7 million for the three months ended September 30, 2001 as compared to $1.8 million for the three months ended September 30, 2000. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred during the three months ended September 30, 2001 and, to a lesser extent, slightly lower investment yields. Interest expense was $5,000 for the three months ended September 30, 2001 as compared to $22,000 in the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Revenues. Revenues were $23.0 million for the nine months ended September 30, 2001 as compared to $21.6 million for the nine months ended September 30, 2000, an increase of approximately $1.4 million or 6.7%. Transaction and support revenues were $16.7 million for the nine months ended September 30, 2001 as compared to $14.3 million for the nine months ended September 30, 2000, an increase of approximately $2.3 million or 16.3%. This increase is due to the addition of customers, transaction volume increases from existing customers as well as a price increase that occurred in early 2001. Our transactions processed were approximately 181.5 million during the nine months ended September 30, 2001 as compared to approximately 103.8 million processed during the nine months ended September 30, 2000. Professional services revenues decreased to $2.6 million for the nine months ended September 30, 2001, a decrease of 63.3% as compared to $7.2 million for the nine months ended September 30, 2000, due to a decrease in professional services projects that occurred during the nine months ended September 30, 2001. Enterprise software license and maintenance revenues were $3.7 million during the nine months ended September 30, 2001 as compared to $96,000 for the nine months ended September 30, 2000, which was generated following our acquisition of PaylinX on September 18, 2000. During the nine months ended September 30, 2001, one customer accounted for 10.6% of our revenues. During the nine months ended September 30, 2000, one customer accounted for 18.5% of our revenues.

Cost of Revenues. Transaction and support cost of revenues were $11.2 million or 67.0% of transaction and support revenues for the nine months ended September 30, 2001 as compared to $11.6 million or 80.9% of transaction and support revenues for the nine months ended September 30, 2000. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel related costs resulting from our restructurings for which we recorded charges during the nine months ended September 30, 2001. Professional services cost of revenues were $1.5 million or 55.4% of professional services revenues for the nine months ended September 30, 2001 as compared to $4.7 million or 66.0% of professional services revenues for the nine months ended September 30, 2000. The decrease in absolute dollars is due to lower personnel and contractor related costs resulting from a decrease in personnel and contractor usage necessary to support our professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due primarily to an increase in higher margin, fixed fee projects and a decrease in contractor usage during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Enterprise software cost of revenues were $0.8 million or 20.2% of enterprise software revenues for the nine months ended September 30, 2001 as compared to $60,000 or 62.5% of enterprise software revenues for the nine months ended September 30, 2000 following our acquisition of PaylinX on September 18, 2000. Included in cost of revenues during the nine months ended September 30, 2001 is $2.6 million of amortization of developed technology resulting from the acquisition of PaylinX.

Product Development. Product development expenses were $13.5 million for the nine months ended September 30, 2001 as compared to $10.7 million for the nine months ended September 30, 2000. The increase is primarily due to higher personnel related costs as a result of our acquisition of PaylinX in September 2000 and other new hires in 2000, which costs increased by approximately $1.7 million in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 despite our reduction in our product development workforce during the nine months ended September 30, 2001.

Sales and Marketing. Sales and marketing expenses were $16.5 million for the nine months ended September 30, 2001 as compared to $20.2 million for the nine months ended September 30, 2000. The decrease is primarily due to the reduction in personnel related costs of approximately $2.3 million, primarily resulting from our restructurings for which we recorded charges during the nine months ended September 30, 2001. Sales and marketing personnel related costs for the nine months ended September 30, 2000 included $0.8 million of one-time signing bonuses for certain professional services employees. In addition, marketing program costs decreased by approximately $1.3 million.

General and Administrative. General and administrative expenses were $8.8 million for the nine months ended September 30, 2001 as compared to $8.7 million for the nine months ended September 30, 2000.

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

Amortization of Goodwill and Other Intangible Assets. As a result of our acquisition of PaylinX on September 18, 2000, we recorded $34.3 million of amortization of intangible assets, excluding developed technology, during the nine months ended September 30, 2001 as compared to $1.5 million for the nine months ended September 30, 2000.

Acquisition Related Costs. Acquisition related costs for the nine months ended September 30, 2000 in the amount of $0.8 million consist of costs incurred related to our acquisition of ExpressGold.com, Inc. in January 2000.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $2.2 million for the nine months ended September 30, 2001 as compared to $0.7 million for the nine months ended September 30, 2000. The increase in deferred compensation amortization is primarily a result of our acquisition of PaylinX on September 18, 2000.

Restructuring and Other Non-recurring Charges. During the nine months ended September 30, 2001, we recorded restructuring and other non-recurring charges of $5.3 million primarily as a result of the realignment of our resources to better manage and control our business.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the nine months ended September 30, 2001, we recorded a loss of $0.3 million as compared to $0.1 million for the nine months ended September 30, 2000, which represents our share of the joint venture's loss for the respective periods.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $2.9 million for the nine months ended September 30, 2001 as compared to $5.6 million for the nine months ended September 30, 2000. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred and, to a lesser extent, slightly lower investment yields. Interest expense was $20,000 for the nine months ended September 30, 2001 as compared to $99,000 for the nine months ended September 30, 2000. The decrease in interest expense is primarily due to the expiration of several capital lease agreements.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $28.7 million from $92.0 million at December 31, 2000 to $63.3 million at September 30, 2001. The decrease is primarily due to our use of $24.9 million to fund operations and $2.5 million to repurchase shares of common stock during the nine months ended September 30, 2001.

Net cash used in our operating activities was $24.9 million for the nine months ended September 30, 2001 as compared to $28.4 million for the nine months ended September 30, 2000. The decrease is primarily due to a reduction in accounts receivable and increases in depreciation, amortization of goodwill and other intangible assets and amortization of deferred compensation, offset by an increase in our operating losses.

Net cash provided by investing activities was $44.7 million during the nine months ended September 30, 2001 as compared to $0.4 million for the nine months ended September 30, 2000. Net cash provided by investing activities was composed primarily of $85.7 million of cash received as a result of sales of short-term investments, offset by $39.5 million of purchases of short-term investments and $1.5 million of purchases of property and equipment.

Net cash used in financing activities was $2.3 million during the nine months ended September 30, 2001 as compared to $1.3 million provided by financing activities for the nine months ended September 30, 2000. The decrease is primarily due to the increase in purchases of common stock and the decrease in proceeds from the exercise of stock options.

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

Although our revenues have increased on an annual basis since 1997, we have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $10.2 million in 1998, $29.8 million in 1999, $75.0 million in 2000 and $71.0 million in the nine months ended September 30, 2001. As of September 30, 2001, we had incurred cumulative losses of $191.6 million. You should not consider historical annual revenue growth as indicative of our future performance. We will need to generate significantly higher revenues in order to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. In order to satisfy this demand, we committed internal resources, hired a significant number of additional professional services personnel and hired independent contractors. We may not be engaged for additional projects of similar or larger size and the demand for professional services may decrease further. For instance, professional services revenue decreased to $0.6 million and $0.7 million for the three months ended September 30, 2001 and June 30, 2001, respectively, as compared to $1.3 million and $1.8 million during the three months ended March 31, 2001 and December 31, 2000, respectively. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

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

We May Have an Accounts Receivable Concentration Risk at Times

Some of our professional services engagements have been large projects which result in a higher concentration of our accounts receivable balance at times. For example, as of June 30, 2000, approximately 25% of our accounts receivable balance was due from one professional services customer. No customer accounted for more than 10% of our accounts receivable balance as of September 30, 2001 or December 31, 2000. However, we could again experience this concentration risk in connection with our professional services business.

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

Our Current and Prior Overlapping Board Members with Beyond.com Corporation May Create Conflicts of Interests and Result in Actions Inconsistent with Stockholder Interests

In connection with our spin-off from Beyond.com in December 1997, we entered into agreements with Beyond.com Corporation (Beyond.com) to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of Beyond.com and other members of our management team were also executive officers of Beyond.com. As a result, these agreements were not the result of arms' length negotiations between us and Beyond.com. Further, although we and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities, in the event they arise. Our business could be adversely affected if William S. McKiernan, a member of the board of directors of both the Company and Beyond.com, pursues Beyond.com's interests over ours either in the course of transactions between the companies or where the same corporate opportunities are available to both companies.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 23.1%, 5.4% and 5.0% of our revenues in 1999, 2000 and during the nine months ended September 30, 2001, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of September 30, 2001, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Expires in July 2003

Effective July 23, 2001, we entered into a new agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires on July 23, 2003, but can be terminated by either party after the first year with ninety days prior written notice. After July 23, 2003, the agreement renews automatically for additional periods of one year, unless terminated by either party.

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

     PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 1999, a lawsuit was filed against us alleging that our payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. We settled this lawsuit on July 26, 2001. Pursuant to the settlement agreement, the plaintiff released us and agreed not to sue us or our resellers, customers, end users, among others, for infringement based on the two patents in question, to the extent such entities use CyberSource for payment processing services. We in turn paid the plaintiff an amount that was not material to our financial statements.

On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. In February 2001, plaintiffs amended their complaint to allege that the action purports to be a class action on behalf of "all persons who entered into online transactions with Amazon.com prior to August 31, 2000 whose personal and private information was secretly transmitted, used and/or disclosed" by defendants allegedly without those persons' authorization or consent. Plaintiffs allege violations by us of a federal statute prohibiting the interception and disclosure of electronic communications, as well as common law violations of unjust enrichment, invasion of privacy, negligence, and fraudulent concealment. Plaintiffs seek statutory and other unspecified damages and seek to enjoin the allegedly unlawful practices. We had moved to dismiss the complaint for failure to state a legal claim against us. On October 10, 2001, the motion to dismiss the action was granted with prejudice. The plaintiff has until November 13, 2001 to file an appeal.

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The action was filed on behalf of persons who purchased our stock issued pursuant to or traceable to the public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of the involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. We believe that the allegations are directed primarily at our underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. We intend to exercise our indemnification rights against the underwriters and to defend ourselves vigorously. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $31.4 million of net proceeds as of June 30, 2001 from the second offering in November 1999, we used $7.6 million to fund operations and acquired $0.1 million worth of property and equipment. The remaining $23.7 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of September 30, 2001. On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over the next twelve months to repurchase shares of the Company's common stock. Through September 30, 2001, the Company has repurchased 2,459,000 shares at an average purchase price of $1.00 per share for a total cost of $2,458,000, net of repurchase costs. From October 1, 2001 to October 18, 2001, the Company repurchased 256,000 shares at an average purchase price of $1.18 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number                            Description

------  --------------------------------------------------------------

3.1*    Certificate of Incorporation of CyberSource Corporation, as amended.
3.2*    CyberSource Corporation's Bylaws.
3.3*    Bylaw Amendment.
4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3.

--------------

* Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-77545).

(b)  Reports on Form 8-K.

     We did not file any reports on Form 8-K during the three months ended September 30, 2001.

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

                                                CYBERSOURCE CORPORATION
                                                -----------------------
                                                       (Registrant)


Date: November 9, 2001               By   /s/  James R. Buckley
                                     ------------------------------------
                                     James R. Buckley

                                Vice President of Finance and Administration and Chief Financial Officer
                                (Authorized Officer and Principal Financial
                                Officer)