Form 10-K
period 2001-12-31
CYBERSOURCE CORP
filed 2002-03-27
CIK 934280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

CYBERSOURCE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	7374 (Primary Standard Industrial Classification Code Number)	77-0472961 (I.R.S. Employer Identification Number)

1295 Charleston Road
Mountain View, California 94043
(650) 965-6000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 18, 2002 was approximately $56.4 million (based on a closing sale price of $2.02 per share as reported for the NASDAQ National Market).

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 18, 2002 was 32,951,251.

PART I

ITEM 1:    BUSINESS

Overview

CyberSource Corporation is a leading developer and provider of risk management and electronic payment solutions for enterprise businesses selling via multiple sales channels. CyberSource solutions manage transaction risk and enable electronic payment processing for Web, call center, Interactive Voice Response Units and point-of-sale environments. We also offer professional services designed to integrate and optimize enterprise-wide commerce transaction systems. Businesses engage us to enhance commerce transaction efficiency across multiple business units with varying processing requirements.

Industry

According to media and industry analyst reports, the trend that commenced in 2000 of enabling traditional businesses to implement commerce transaction processing capabilities throughout multiple sales channels, i.e. Web, call center, Interactive Voice Response Units, kiosks, point-of-sale, etc., continued to gain momentum in 2001, resulting in several market changes for commerce infrastructure products and services. Traditional businesses continued to recognize the value of leveraging business operations across multiple sales channels to reclaim customers, demonstrating both the power and challenges of diversified commerce operations.

While we were born as a result of the growth of Internet commerce, our business success is not tied solely to companies doing business exclusively on the Internet. Our value lies in providing products and services that enable and increase online commerce transaction efficiency for companies that conduct business exclusively on the Internet, as well as for traditional companies that wish to enable more efficient and integrated systems across sales channels. In fact, the challenges and complexities of integrating multiple sales channels serve to increase the need for CyberSource solutions and strengthen our value proposition in the eyes of traditional businesses.

To satisfactorily serve customers, businesses with multiple sales channels must unify the customer experience and streamline commerce operations. This can require implementation and consolidation of online commerce transaction infrastructure (payment systems, risk management systems and reporting capabilities) across the multiple sales channels. Further, these transaction systems must integrate with internal business systems and processes unique to each enterprise function, including finance, customer service, sales and marketing, administration and distribution. This complex, integrated environment and other market dynamics, including increasing comfort gained by more traditional businesses with respect to outsourcing and buying commercial software products as opposed to relying solely on “home-grown” solutions, as well as the consolidation of providers (e.g., the acquisition of CyberCash’s transaction processing business by VeriSign) presents significant business opportunities for companies such as ours.

The CyberSource Solution

Our direct offerings are designed for medium and large enterprise customers. We also provide services to small businesses through our network of resellers. Our solutions include on-site or outsourced systems to support electronic payment and risk management, and related services such as tax calculation, address verification and stored value (gift certificates and promotional incentive programs), as well as professional services. Key benefits of our solutions include:

•
Support for Multiple Sales Channels.    Our solutions are designed to support online commerce transaction processing across multiple sales channels, including Web, call center, Interactive Voice Response Units, kiosks and point-of-sale systems. Businesses can reduce operating expense and improve efficiencies by integrating and consolidating online commerce infrastructure based on CyberSource solutions and our consulting expertise.

•
Support for Multiple Platforms.    Online commerce infrastructure impacts nearly every business system and function, and many of these systems operate using different technology platforms. CyberSource solutions are designed to operate within diverse technology environments, thus providing flexibility to integrate commerce infrastructure across business functions and evolve with changes in operating platforms. Supported environments include Unix (Sun Solaris, HP UX, IBM AIX, SCO), NT, Linux and Java. Pre-configured integrations with commerce server, call center, Interactive Voice Response Unit and enterprise software platforms include: ATG, Allaire, Aspect, BEA, BroadVision, Compaq, Great Plains, IBM, Intershop, Microsoft, Oracle, PeopleSoft, SAP and Siebel.

•
Faster time-to-market and operating flexibility.    CyberSource solutions are based on transaction services, software and professional services. They can be managed in-house or outsourced. Businesses choose the strategies that best fit their business models, skills and resources. Interfaces to our software and services come pre-configured with popular commerce server, customer relationship management and enterprise resource planning applications, thus decreasing development time.

•
Global.    CyberSource solutions are used by businesses in many countries throughout the world. Our transaction services are available via data centers located in the United States, the United Kingdom and Japan, and a network of virtual access points in 18 countries on 5 continents. Our payment gateways currently support over 150 currencies and our payment software supports connections to major processors located throughout the world. In addition, we maintain a global professional services organization to serve customers worldwide.

•
Financial Flexibility.    Because we offer solutions based on software, services or a combination of the two, we offer customers the ability to choose how they will finance their commerce infrastructure as their business evolves or market conditions change. Customers can choose from variable cost, fixed cost or capital expense-based finance strategies.

•
Scale Without Disruption.    We offer online commerce infrastructure expertise, gained from working with some of the largest brick and mortar and Internet businesses. Our professional services can help customers design and implement commerce infrastructure in a way that allows them to avoid implementation errors and scale their business (volume, channels, markets and technology migration) without major disruption. Our software is designed with the ability to scale across multiple payment types, business channels and gateway connections, all underpinned by multi-threaded processing technology that supports high volume transaction operations. Similarly, our fault tolerant data centers operate with excess capacity, allowing customers to comfortably scale transaction volume and accommodate spikes in order activity.

Strategy

Our objective is to be the leading worldwide provider of electronic payment and risk management solutions for enterprise customers selling via multiple sales channels. Several of our key initiatives were completed in 2001, which enhance our solution capabilities and expand our global presence. In 2002, we plan to continue pursuing similar alliances, development relationships, and distribution strategies that allow us to further penetrate our target markets and broaden our solution capabilities.

We believe the following actions taken in 2001 enhance our position in the emerging multi-channel market environment, including:

•
Comprehensive Enterprise Risk Management Solution Approach.    In early 2001, we began to develop a solution approach to selling our risk management products and, in June 2001, formally introduced to the market the CyberSource Enterprise Risk Management Solution, which leverages a combination of software and services to address the four key aspects of a thorough fraud management system—decision management, fraud screening, case review and risk analysis—and it provides central control of these components via a single intuitive business management interface. This solution, and its various components, packaged into various solution offerings, demonstrate our risk management expertise and represent a compelling solution to be considered by enterprise businesses with serious fraud problems in credit-card-not-present sales channels.

•
Sun Solaris Payment Software Platform.    We launched our Payment Manager 4.0 product, now available on Windows NT and Sun Solaris platforms, which expands the target market of enterprise businesses for in-house CyberSource solutions.

•
Denied Parties Check.    In October 2001, shortly following the tragic events of September 11th, we introduced a denied parties check as a standard feature of our payment and fraud detection services, in addition to our export compliance service. On September 24, 2001, the U.S. government promulgated restrictions on U.S. organizations providing goods or services to any party on any of the denied parties lists generated by various government agencies. We developed a system that automatically checks customers’ transactions against the frequently updated government lists to halt any transaction with a match. This check is implemented free of charge to our customers, using payment or risk management services, that opt-in to use this service. The denied parties check feature is a key differentiator in the market and has been adopted by many of our customers.

•
Visa Alliance.    In October 2001, we expanded our strategic alliance with Visa U.S.A., originally signed in July 1999, whereby the two companies are focusing their collective efforts on helping merchants combat payment fraud with the CyberSource Advanced Fraud Screen Enhanced by Visa—the latest innovation resulting from the combined efforts of the two companies that replaces the CyberSource Internet Fraud Screen Enhanced by Visa. The new service combines neural networks and rules-based modeling technology, as well as online and offline transaction data analysis to improve fraud detection accuracy. Improved accuracy and efficient resolution of orders can translate into lower operational costs, because businesses can rely more heavily on automated methods of order screening with lower risk of rejecting valid sales or accepting fraudulent purchases. The enhancements also enable us to return additional ‘risk profile codes’ which allow customer support service personnel to quickly determine the reasons for risk being assigned to an order. The expansion of this relationship strengthens our position as a leading provider of e-commerce transaction risk management solutions.

Key Business Strategies

Monitor and Target Key Industries.    We believe the online commerce market will continue to challenge vendors to provide comprehensive commerce infrastructure solutions—not just provide technology. To provide such value, we have begun to monitor and focus our efforts to better understand industries we believe represent business potential and to develop solutions to better address their electronic payment and risk management needs. During 2001, we continued to focus our marketing, sales and development efforts on traditional retail, manufacturing, insurance, education, and government industries.

Market Total Solutions.    We have core competencies in two primary areas of commerce operations: electronic payment and risk management systems. Additional related competencies include stored value, tax calculation, export compliance and delivery assurance systems, which are offered as value-added services within the payment and risk management categories. These competencies are built on a combination of transaction services and software-based technologies, as well as professional services. We intend to continue building upon these competencies to enhance their value. For example, in 2001 we not only leveraged our relationship with Visa U.S.A. to continue to advance our credit card risk scoring service, we also developed decision management software, which complements the professional services we offer to assess risk management processes, and implement and optimize systems for a comprehensive approach to risk management. Further, we continued to develop payment software, expanding supported platforms to both Windows NT and Sun Solaris, extending our payment solution offerings.

Utilize Strategic and Sales Alliances to Drive Business.    We intend to utilize or leverage our relationships with strategic and sales alliances to increase market penetration. These alliances span strategic, sales and referral and technical relationships, including those with Aspect, ATG, BEA, BroadVision, First Data Corporation, IBM, Intershop, Microsoft, Paymentech, Siebel,Visa, Vital Processing Services and Wells Fargo. In 2002, we intend to further fortify our alliances by continuing to develop distinct programs and strategies in order to develop additional relationships.

CyberSource Solutions

We currently offer online commerce infrastructure products and services in two key areas: payment and risk management, with complimentary offerings such as stored value, tax and delivery assurance. In addition, during 2001 we focused our product and service offerings to address multi-channel, enterprise class customers. Key products include:

Payment
We supply real-time, electronic payment solutions, available as an outsourced service, an in-house managed software, or a combination of both, that enable the acceptance of all major credit, debit, private label and procurement cards, as well as electronic checks. CyberSource solutions enable real-time payment in over 100 currencies worldwide. We offer an array of professional services to assist with implementation, consolidation and integration of payment services and reporting systems.

Value-Added Payment Services

•	CyberSource Smart Authorization, an enhanced credit card authorization service with built-in fraud detection.

•	CyberSource Tax Service calculates sales and use taxes for over 60,000 taxing jurisdictions in the United States and Canada and supports value added tax (VAT) in 28 countries.

•
CyberSource Stored Value is the technology underlying the issuance and redemption of gift certificates, promotional coupons, points-based incentive programs and similar applications. We currently provide gift certificates and promotional gift certificate offerings that enable businesses to implement private-label and multi-merchant gift certificates and promotional program vehicles that work across sales channels (Web, call center, point-of-sale, kiosks, etc.). Our professional services group can assist businesses in implementing these services.

Risk Management
Our risk management solutions are built on a combination of enterprise software, services and professional services that increase customers’ ability to manage credit card fraud risk, streamline resolution of customer orders, and increase operational efficiency.

Our risk management solution, the CyberSource Enterprise Risk Management Solution, introduced in June 2001, addresses the four key aspects of a comprehensive fraud management system—decision management, fraud screen, case management and risk analysis—and provides central control of these components and related processes via a single intuitive business management interface. This interface, a feature of our Risk Manager software that allows customers to establish customized rules for order acceptance, scoring and review, increases efficiency by providing the ability for business and fraud management analysts to control the entire risk management system. Analysts can quickly and easily establish or alter specific fraud rules, score settings, thresholds and order-review policies to effectively combat fraud and maximize immediate sales conversion.

The Risk Manager software, in conjunction with our advanced fraud screening service, uses artificial intelligence and an extensive transaction history database to return a predictive risk score and reason codes in fewer than three seconds and allows businesses to accurately predict and control fraud. Combined with our professional services to assess risk management operations, integrate and maintain required systems, and train personnel, these products comprise one of the industry’s most robust risk management offerings. Each of the four components are offered in various combinations to comprise solutions tailored to each of our customer’s risk management needs.

Value-Added Risk Management Services

•
CyberSource Delivery Address Verification prevents businesses from shipping goods to incorrect physical addresses in the United States and Canada and helps businesses reduce the costs associated with mis-shipment by validating and standardizing address information while customers are still online or on the phone, as well as automating checks for compliance with United States export regulations.

•
CyberSource Export Control helps to ensure that businesses comply in real-time with United States Government export regulations, monitoring order acceptance against a rapidly changing list of denied countries, persons or entities and electronically verifying the customer’s location using our geolocation technology.

Professional Services
In addition to the professional services specific to our core competency areas, we also provide services to support enterprise business process analysis and cross-function commerce infrastructure integration. We offer both business and technical consulting services as follows:

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

For the year ended December 31, 2001, revenues derived from transaction services and related support, enterprise software and professional services were approximately 73%, 16% and 11% of total revenues, respectively, compared to 67%, 3% and 30% of total revenues, respectively, for the year ended December 31, 2000.

Customers and Markets

We have a broad customer base from a variety of industry groups, including retailers and consumer product manufacturers, as well as insurance, utilities, government and education accounts. During 2001, we contracted with an increasing number of large, traditional businesses that desire to offer goods and services online.

For the years ended December 31, 2001 and 2000, one of our customers accounted for 10% and 12% of revenues, respectively. In November 2001, this customer terminated its contract with us. For the year ended December 31, 1999, Beyond.com, a related party, accounted for 13% of revenues. Revenues from outside the United States were less than 10% for the years ended December 31, 2001 and 2000. For the year ended December 31, 1999, revenues from outside the United States were 23% of total revenues.

Sales and Marketing

Target customers for our electronic payment and risk management solutions include medium and large enterprise customers, typically operating with multiple sales channels. The industries represented by these customers include retail, wholesale, manufacturing, telecommunications, utilities and insurance, as well as government and education. We reach these businesses worldwide through a direct sales force as well as through sales alliances that leverage existing sales and marketing infrastructures developed by our reseller and referral programs. In addition to our direct and indirect sales efforts, we have technology alliances to promote our solutions. As of December 31, 2001, we had a total of 48 employees in sales and marketing worldwide, excluding our professional service consultants, which totaled 16 persons as of December 31, 2001.

Direct Sales.    Our direct sales force is comprised of dedicated sales professionals that target medium-to-large businesses, typically with annual revenues in excess of $300 million. Our direct sales organization consists of regionally assigned district sales managers, account executives and account managers. These individuals work together to close deals and manage accounts in their territory, with account executives (sales managers and principals) primarily working in the field and account managers providing inside sales support. Sales representatives are compensated in a manner that promotes new customer acquisition as well as the up-sell and cross selling of solutions to the installed base of accounts.

Sales Alliances.    Our indirect sales channel is divided into “resellers,” “managed commerce providers,” and “referral allies.” We have contractual relationships with these companies that range from referral relationships to relationships that provide for the reselling of software and services.

•
Resellers.    Our resellers provide our software and services as a part of their larger offering portfolio and facilitate the sale and billing of our services. Resellers are authorized to sell our software, transaction services and support services. Our resellers include banks and payment services providers such as National Westminster Bank, Paymentech, Vital Processing Services and Wells Fargo Bank.

•
Managed Commerce Providers.    Managed Commerce Providers typically host customized and turnkey storefronts for online businesses. Managed Commerce Providers own the entire customer relationship including operations, support and billing, and include Internet service providers, application service providers or specialized systems integrators.

•
Referral Allies.    These are companies with which we have referral agreements, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms.

Other Alliances.    In addition to channel and referral relationships, we aggressively pursue both technical and strategic alliances. These alliances result in cooperative product development efforts, streamlining of integration capabilities and leveraged marketing efforts.

•
Technical.    Our technical alliances serve to increase the availability of pre-packaged integration options for our customers. These alliances span commerce server vendors and Interactive Voice Response Unit vendors to enterprise software vendors. Current technical alliance relationships include: Aspect, ATG, BEA, BroadVision, IBM, Intershop, Microsoft, Oracle and Siebel.

•
Strategic.    Our strategic alliances include our relationship with Visa. We work with strategic alliances to enhance our existing solutions portfolio, develop new services and drive the adoption of industry standards.

The original agreement, which was entered into in July 1999 with Visa U.S.A. to refine and promote the CyberSource Internet Fraud Screen enhanced by Visa for use in the United States expired in August 2001. Subsequently, a more comprehensive agreement was entered into in July 2001, pursuant to which Visa has agreed to continue to promote and market the Internet Fraud Screen enhanced by Visa and future versions of the product—the CyberSource Advanced Fraud Screen Enhanced by Visa—to its member financial institutions and Internet merchants.

Marketing.    We use a variety of marketing activities to increase market awareness of our products and services and educate our target audience. In addition to attempting to build awareness of our brand, our marketing activities focus on generating leads for our sales efforts. To build awareness and attract new customers and partners, we conduct marketing and co-marketing programs including advertising, telemarketing, public relations activities, referral programs, co-branded initiatives, online seminars and trade shows.

Customer Support

We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability and customer satisfaction. These services help in-house developers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operations issues. Our services support both transaction and software solutions. Our support offerings range from basic account activation and online knowledgebase and documentation for transaction services to priority response from dedicated merchant support engineers and assigned account managers. Through our toll-free telephone numbers, our customers can reach our support desk professionals around the clock.

As of December 31, 2001, 17 of our employees were dedicated to customer support.

Technology

We develop and provide software and transaction services technologies.

Enterprise Software

During 2001, we completed the development and release of our Unix version of the CyberSource Payment Manager. This platform capability expands our portfolio within mission critical and high volume enterprises.

Modular Systems Architecture

The CyberSource Payment Manager product is based on modular systems architecture that allows this server to be installed into large customer infrastructures where a dedicated payment gateway interface will be used. CyberSource Payment Manager is designed as a three-layer software architecture that is well suited for enterprise deployment. These layers include multiple sales channel interface, core server and database.

Multiple Sales Channel Interface

The CyberSource Payment Manager core server supports a common programming interface that can be adapted to multiple sales channel enterprise systems. These sales systems could be used in conjunction with a call center in order to accept orders through an Interactive Voice Response Unit, from a Web server using hypertext transfer protocol, from a point-of-sale terminal or from a wireless application protocol device. This architecture strongly supports our belief that enterprises will demand a payment server capable of supporting multiple, independent sales channels and that the enterprise sees significant benefit in being able to manage and control a single transaction payment platform.

CyberSource Payment Manager Database

The database layer is based on a standard structured query language (SQL) interface and allows the enterprise deploying the CyberSource Payment Manager the choice of implementing with any of the standard relational database management systems (RDBMS) on the market. Database platforms currently used by our customers include Oracle RDBMS, Microsoft SQL Server and Sybase RDBMS and were enhanced in 2001 to ensure support for the latest versions and releases.

Transaction Services

Our proprietary transaction processing system employs a modular architecture designed to ensure both scalability and extensibility. This system is composed of multiple groups of servers and routers acting as a single point of contact for our customers’ transaction processing requirements. The primary software components of our system are the Transaction Databases, the Commerce Engine, the Commerce Services Applications, the Simple Commerce Messaging Protocol (SCMP) and the SCMP client software. This system utilizes the latest industry standards to maximize compatibility with our customers’ commerce systems. In addition, we have implemented a global network of data centers and telecommunications access points that are designed to optimize transaction processing response times and to mitigate the effects of system failures.

Transaction Database Architecture

Two primary databases form the core of our transaction processing system: the transaction processing database, which maintains information necessary to process each individual transaction, and the decision support database, which generates and provides detailed information about customers’ transactions. In late 2001, we completed our next generation reporting system. This new system provides our customers with advanced reporting capabilities available in XML formats among others and for programmatic downloads.

Commerce Engine

Our Commerce Engine manages workflow functions and the required communications between our commerce servers, our database and any of our external resources, including First Data Corporation, National Westminster Bank, Paymentech and Vital Processing Services. Our Commerce Engine is designed to meet the transaction processing demands of our customers in a secure, fast, efficient, reliable, scalable and interoperable manner. Our Commerce Engine was designed to scale rapidly to handle peak transaction processing loads. Distributed Commerce Engine servers balance the transaction load from our customers. Additional Commerce Engine servers can be readily implemented to accommodate increased customer demand.

Commerce Services Applications

We have developed and licensed a set of software applications that perform the services included in our commerce solutions. These services include global payment processing, fraud prevention, tax calculation, export and denied parties compliance, delivery address verification and stored value. These applications contain the rules and logic necessary to provide our transaction services to customers. In many cases, execution of the applications are distributed among the Commerce Engine and database systems, enabling us to reduce scheduled maintenance when enhancing or adding additional services to meet our customers’ needs.

Simple Commerce Messaging Protocol

We developed the Simple Commerce Messaging Protocol (SCMP) to enable efficient and secure connections between our Commerce Engine systems and our customers’ systems. In order to ensure secure messaging, SCMP utilizes industry standards for secure communications including the Data Encryption Standard, RSA/public key cryptography and digital certificates. SCMP has been designed so that it can be integrated into virtually any commerce server platform.

SCMP Client

Our commerce services are invoked by a common programming interface residing on our customers’ commerce servers. This client software can be easily installed with a pre-built “plug-in” that is available for popular platforms or integrated by using our developer kit. Our software libraries act as a client and run on most operating systems including Microsoft NT, UNIX (Sun Solaris, HP UX, IBM AIX, SCO and others) and Linux.

Industry Standards

The implementation of our architecture is based on and complies with widely accepted industry standards. For example, the Commerce Engine utilizes industry standard components from industry leaders such as Cisco, Microsoft, IBM, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, provides for ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

Data Centers and Network Access

Our data centers are located at Class “A” facilities in Santa Clara, California, London, England and Tokyo, Japan. We are currently planning to station an additional data center in Arizona. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide connectivity to the Internet and our customers. They provide high-speed and redundant connectivity to the Internet, uninterruptible power systems (UPS), fire detection and suppression systems, physical security and surveillance on a full-time basis. In addition, we have access to numerous networks “points of presence” located on 5 continents from Tier-1 providers enhancing our ability serve customers globally. These “points of presence” enable us to provide direct and rapid access to our suite of services.

Product Development

Our product development team is responsible for the design, development and release of our software and core infrastructure for services. We have a well-defined software development methodology that we believe enables us to deliver software services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our development lifecycle. We believe that a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later stages. Recently, we announced our decision to centralize all engineering and support functions in Mountain View, California. The efficiencies gained by these actions support our strategy to provide our customers with world-class payment and risk management solutions. By locating development in Mountain View, we are able to draw on the payment and risk management skills of the experienced team in California. We intend to leverage the full breadth and depth of this experience to the benefit of our software and services customers.

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality.

As of December 31, 2001, we employed 44 persons in our product development organization.

Intellectual Property

Our success depends upon our proprietary technology and licensed technology. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

We have been issued four patents and have eleven patent applications pending. The first issued patent, for a method and system for controlling distribution of software in a multi-tiered distribution chain, expires in April 2016. The second issued patent, for a method and system for detecting fraud in a credit card transaction over the Internet, expires in July 2017. The third issued patent, for a non-extensible thin server that generates user interfaces via browser, expires in April 2018. The fourth issued patent, for a method and system for delivering digital products electronically, expires in November 2017. We have pending patent applications covering enhancements to our Internet fraud screen system, digital delivery, stored value, electronic certificate processing, electronic check processing and enhancements to our fraud screening and digital delivery systems. We investigate, define and prepare applications for new patents as a part of the standard product development cycle. Our engineering management team meets on a routine basis to harvest new invention disclosures from the engineering and architecture groups. We cannot assure that any patent application that we file will issue as a patent, and we cannot assure that any patent issued to us will not be held invalid or unenforceable based on prior art or for any other reason.

We believe that numerous patent applications relating to the Internet commerce field have been filed or have issued as patents. From time to time, in the ordinary course of business, we become aware of one or more patents of third parties that we choose to evaluate for a variety of purposes. These purposes may include determining the general contents of patents, reviewing the technological developments of their assignees and determining whether our technology may overlap. We have not conducted searches to determine whether any of our services or technology could be alleged to infringe upon any patent rights of any third party. We cannot assure that none of our products, services, and technology infringes any patent of any third party.

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, vendors, potential customers and alliances, and our license agreements with our customers, with respect to our software, services, documentation and other proprietary information, contain confidentiality obligations. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. While we police the use of our services and technology through online monitoring and functions designed into SCMP and our Commerce Engine, an unauthorized third-party may nevertheless gain unauthorized access to our services or pirate our software. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services, or design around any intellectual property rights we hold.

From time to time we may receive notice of claims of infringement of other parties’ intellectual property rights. As the number of services in our market increases and functionalities overlap, companies such as ours may become increasingly subject to infringement claims. Any infringement claims, with or without merit, could be time-consuming, result in costly litigation, diversion of technical and management personnel, or require us to develop non-infringing technology or enter into licensing agreements. Such licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the proprietary rights on a timely basis, our business, operating results and financial condition could be materially adversely affected.

Competition

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from businesses that develop their own internal, custom-made systems. Such businesses typically make large initial investments to develop custom-made systems and therefore may be less likely to adopt outside services or vendor-developed online commerce transaction processing software.

We also face competition from developers of other systems for online commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), InfoSpace, Payments Plus, Paymetrics, Retail Decisions, TrinTech, VeriSign and VISA. Additional companies, including financial services and credit companies such as First Data Corporation, AT&T and GE, may enter the market.

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

We compete on the basis of certain factors, including:

•	system and product reliability;

•	product performance;

•	domain expertise;

•	sales channels, operating environments and applications supported;

•	ease of implementation and integration;

•	time to market;

•	customer support; and,

•	price.

Presently, we believe that we compete favorably with respect to each of these factors. However, the market for our solutions is rapidly evolving and we may not be able to compete successfully against current and future competitors.

Employees

As of December 31, 2001, we had a total of 178 employees, including 64 employees in professional services, sales and marketing, 44 employees in product development, 43 employees in operations and customer support and 27 employees in general and administrative services. None of our employees is represented by a labor union and we consider employee relations to be positive.

Proprietary Rights

We rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants to sign confidentiality agreements and assignment of inventions. However, we cannot be certain that our steps will be sufficient to prevent misappropriation of our technology and proprietary rights and information, or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

Regulations

The following regulations may adversely affect our business now or in the future:

•
Fair Credit Reporting Act.    Because our fraud screening system assesses the probability of fraud in a card-not-present credit card transaction, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act. As a precaution, we have implemented processes that we believe will enable us to comply with the act if we were deemed a consumer reporting agency. Complying with the act requires us to provide information about personal data stored by us. Failure to comply with the act could result in claims being made against us by individual consumers and the Federal Trade Commission.

•
Export Control Regulations.    Current export control regulations prohibit the export of strong encryption technology without a license, thereby preventing us from using stronger encryption technology to protect the security of data being transmitted to and from Internet merchants outside of the United States. We have obtained a license to use 1024-bit encryption technology with our international merchants.

•
Internet Tax Freedom Act.    Enacted in October 1998 and extended through November 2003, the act bars state or local governments from imposing taxes that would subject buyers and sellers using electronic commerce to taxation in multiple states. The act also bars state and local governments from imposing taxes on Internet access through November 2003. When the act expires (or if the act is repealed), Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging transactions over the Internet and adversely affecting our business.

ITEM 2:    PROPERTIES

Facilities

Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2006. During December 2001, we consolidated the under-utilized space in our Mountain View facility and are currently using approximately 43,000 square feet. We have also leased approximately 44,000 square feet of space in St. Louis, Missouri, under a lease expiring in October 2004. During December 2001, we closed our St. Louis facility. In addition, we occupy field sales offices in various cities throughout the United States. We also maintain sales and support offices in leased space in Weybridge, United Kingdom.

ITEM 3:    LEGAL PROCEEDINGS

In November 1999, a lawsuit was filed against us alleging that our payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. We settled this lawsuit on July 26, 2001. Pursuant to the settlement agreement, the plaintiff released us and agreed not to sue us or our resellers, customers, end users, among others, for infringement based on the two patents in question, to the extent such entities use us for payment processing services. We in turn paid the plaintiff an amount that was not material to our financial results.

On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. We had moved to dismiss the complaint for failure to state a legal claim against us. On October 10, 2001, the motion to dismiss the action was granted with prejudice. While the plaintiff had until November 13, 2001 to file an appeal, no appeal was filed.

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The amended complaint also added a former member of our board of directors as an individual defendant. We believe that the allegations seem directed primarily at our underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. We intend to exercise our indemnification rights against the underwriters and to defend ourselves vigorously. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations or cash flows.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ National Market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2000	High	Low
First Quarter	$56.50	$26.0
Second Quarter	$37.0625	$12.375
Third Quarter	$18.25	$6.6875
Fourth Quarter	$11.25	$1.50

Year ended December 31, 2001	High	Low
First Quarter	$4.375	$1.625
Second Quarter	$2.88	$1.125
Third Quarter	$1.55	$0.84
Fourth Quarter	$2.14	$1.05

We had approximately 600 shareholders of record as of December 31, 2001. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Of the remaining $23.7 million of net proceeds as of September 30, 2001 from the second public offering in November 1999, we acquired $0.1 million of property and equipment, used $2.3 million to fund operations and used $0.5 million to repurchase shares of our common stock during the three months ended December 31, 2001. The remaining $20.8 million of net proceeds was held in various cash, cash equivalent and investment accounts as of December 31, 2001. Our Board of Directors has authorized the use of up to $10.0 million for the repurchase of shares of our common stock. The purchases may be made in the open market from time to time over the next twelve months as market and business conditions warrant. In addition, all purchases are subject to the availability of shares and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2001	2000(3)	1999(2)	1998(2)	1997
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$30,749	$29,924	$12,931	$3,384	$968
Cost of revenues	20,550	23,161	10,948	3,471	324

Gross profit (loss)	10,199	6,763	1,983	(87)	644
Operating expenses:
Product development	17,372	16,103	7,807	3,831	2,300
Sales and marketing	20,607	29,400	15,110	4,184	1,988
General and administrative	11,070	13,532	6,023	2,079	681
In-process research and development	—	14,500	—	—	—
Amortization of goodwill and other intangible assets	41,933	12,961	—	—	—
Acquisition related costs	—	834	—	—	—
Deferred compensation amortization	2,511	1,521	4,716	18	—
Restructuring and other non-recurring charges	104,661	—	—	—	—

Total operating expenses	198,154	88,851	33,656	10,112	(4,969)

Loss from operations	(187,955)	(82,088)	(31,673)	(10,199)	(4,325)
Interest income (expense), net	3,306	7,304	1,828	(48)	(13)
Loss on investment in joint venture	(398)	(200)	—	—	—

Net loss	$(185,047)	$(74,984)	$(29,845)	$(10,247)	$(4,338)

Basic and diluted net loss per share(1)	$(5.38)	$(2.63)	$(1.95)	$(2.08)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	34,370	28,472	15,267	4,924

	December 31,
	2001	2000(3)	1999(2)	1998(2)	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$59,116	$92,003	$140,269	$11,422	$2,000
Working capital	50,367	87,668	137,951	7,814	2,016
Total assets	78,192	261,855	154,122	15,389	3,735
Long-term obligations, net of current portion	—	65	444	256	33
Redeemable convertible preferred stock	—	—	—	18,911	2,097
Total stockholders’ equity (net capital deficiency)	62,472	247,033	146,559	(8,668)	1,037

(1)
See Note 1 of Notes to Consolidated Financial Statements for an explanation of the number of shares used in computing per share amounts. Until December 31, 1997, we operated as a division of Beyond.com Corporation and had no outstanding common or preferred shares, and, therefore, there are no loss per share amounts for the 1997 period.

(2)
The 1999 and 1998 Selected Consolidated Financial Data has been restated to include the balance sheet and operating results of ExpressGold.com, Inc., which we acquired on January 10, 2000 and is being accounted for as a pooling of interests transaction.

(3)
The 2000 Selected Consolidated Financial Data includes the balance sheet of PaylinX Corporation as of December 31, 2000 and the operating results of PaylinX Corporation for the period from September 18, 2000, the date of acquisition, to December 31, 2000. The acquisition has been accounted for using the purchase method of accounting.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Overview

CyberSource Corporation is a leading developer and provider of risk management and electronic payment solutions for enterprise businesses selling via multiple sales channels. Our solutions manage transaction risk and enable electronic payment processing for Web, call center, Interactive Voice Response Units and point-of-sale environments. We also offer professional services designed to integrate and optimize enterprise-wide commerce transaction systems. Businesses engage us to enhance commerce transaction efficiency across multiple business units with varying processing requirements.

We commenced operations in March 1996 as a division of Beyond.com. On December 31, 1997, Beyond.com transferred assets and liabilities related to its commerce transaction processing services division to us. We have incurred significant losses since our inception, and through December 31, 2001 had incurred cumulative losses of approximately $304.7 million. We expect to continue to incur substantial operating losses for the foreseeable future.

We derive our revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. We do not have vendor-specific objective evidence of fair value for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we recognize the entire contract ratably over the term of the maintenance period. For the years ended December 31, 2001 and 2000, one customer accounted for 10% and 12% of revenues, respectively, and during 2001 our business relationship with that customer was terminated. For the year ended December 31, 1999, Beyond.com, a related party, accounted for 13% of revenue. The terms of our contract with Beyond.com are consistent with our contracts with other independent parties.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance. Moreover, we do not believe that our historical growth rates achieved prior to fiscal 2001 are necessarily indicative of future results. Even if our revenues and number of transactions continued to increase in absolute numbers, our growth rate would decrease.

Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the acquisition of ExpressGold.com, Inc. (“ExpressGold”) which was completed in January 2000 and was accounted for as a pooling of interests as well as the acquisition of PaylinX Corporation (“PaylinX”) for the period from September 18, 2000, the date of acquisition, which was accounted for under the purchase method of accounting.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We derive a significant portion of our professional services revenue from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method. Estimates are made regarding time to complete the projects and revisions to estimates are reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy obligations under the contracts, then future professional service margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Restructuring and Other Non-Recurring Charges

During fiscal year 2001, we recorded significant charges in connection with our restructuring plan as discussed in Note 7 of our consolidated financial statements. These restructuring charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. During fiscal year 2001, we completed an analysis under Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets,” to determine if our goodwill and other intangible assets recorded in September 2000 upon our acquisition of PaylinX Corporation were impaired. We concluded that certain events and changes in circumstances, including a decrease in our market capitalization during fiscal 2001 and a decline in the estimated future growth of the enterprise payment software market, were indicators of impairment of the remaining goodwill and other intangible assets. As a result, we recorded a non-cash write-off of the remaining goodwill and other intangible assets in fiscal year 2001 and therefore, do not expect that adoption of the new standard will have a material effect on our financial position or results of operations.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate further, resulting in their inability to make payments, additional allowances may be required.

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes to these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 12 of our consolidated financial statements, as of December 31, 2001, we do not believe our current proceedings will have a material impact on our consolidated financial condition or results of operations. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenues.     Revenues increased to $30.7 million in 2001, an increase of approximately $0.8 million or 2.8% as compared to $29.9 million in 2000. Transaction and support revenues increased to $22.5 million in 2001, an increase of approximately 12.6% as compared to $19.9 million in 2000. This increase is due to transaction volume increases resulting from new and existing customers as well as the result of a price increase that occurred in early 2001. Our number of transactions processed was approximately 244.3 million in 2001 as compared to approximately 162.5 million in 2000. Professional services revenues decreased to $3.4 million in 2001, a decrease of approximately 62.3% as compared to $9.0 million in 2000, due to a decrease in the number and dollar magnitude of professional services projects during 2001. Enterprise software license and maintenance revenues increased to $4.9 million in 2001, an increase of approximately 395.7% as compared to $1.0 million in 2000. Software revenues for fiscal 2000 included revenues that were generated following our acquisition of PaylinX on September 18, 2000, as compared to fiscal 2001, which include a full year of software revenues.

Cost of Revenues.    Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues decreased to $14.4 million or 64.0% of transaction and support revenues in 2001 from

$15.9 million or 79.9% of transaction and support revenues in 2000. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel related costs resulting from our restructurings for which we recorded charges during 2001. Professional services cost of revenues consist principally of personnel related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues decreased to $2.0 million or 58.6% of professional services revenues for 2001 as compared to $5.8 million or 64.6% of professional services revenues for 2000. The decrease in absolute dollars is due to the decrease in number and magnitude of professional services projects during 2001. The decrease in professional services cost of revenues as a percentage of professional services revenue is due to lower contractor related costs resulting from a decrease in contractor usage necessary to support our professional services projects. Enterprise software cost of revenues is comprised of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $4.2 million or 85.5% of enterprise software revenues for 2001 as compared to $1.4 million or 143.9% of enterprise software revenues for 2000. Included in enterprise software cost of revenues in 2001 and 2000 is $3.2 million and $1.0 million, respectively, of amortized developed technology resulting from the acquisition of PaylinX. The increase in enterprise software cost of revenues is due to the fact that PaylinX Corporation was acquired in September 2000 and, therefore, enterprise software cost of revenues for 2000 includes only four months of activity. The decrease in enterprise software cost of revenues as a percentage of enterprise software revenue is due to economies of scale resulting from our increase in enterprise software revenue in 2001.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased to $17.4 million in 2001 compared to $16.1 million in 2000. The increase is primarily due to higher personnel related costs of approximately $1.3 million as a result of our acquisition of PaylinX in September 2000 as well as the addition of other product development personnel throughout 2000. We expect product development expenses to decrease in absolute dollars in 2002 as a result of the reduction in product development personnel throughout 2001.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses decreased to $20.6 million in 2001 from $29.4 million in 2000. The decrease is primarily due to lower sales and marketing personnel related costs, which decreased by approximately $5.1 million in 2001 as compared to 2000. In addition, marketing program costs decreased by approximately $2.7 million in 2001 as compared to 2000. We expect sales and marketing expenses to decrease further in absolute dollars in 2002 as a result of the reduction in sales and marketing personnel throughout 2001.

General and Administrative.    General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses decreased to $11.1 million in 2001 from $13.5 million in 2000. The decrease is primarily due to lower personnel related costs, which decreased by approximately $0.8 million in 2001 as compared to 2000. In addition, bad debt expense decreased by $1.2 million in 2001 as compared to 2000. We expect general and administrative expenses to decrease further in absolute dollars in 2002 as a result of the reduction in general and administrative personnel throughout 2001.

Amortization of Goodwill and Other Intangible Assets.    During 2001 and 2000, we recorded $41.9 million and $13.0 million, respectively, of amortization of goodwill and other intangible assets primarily as a result of our acquisition of PaylinX. Goodwill and other intangible assets were being amortized on a straight-line basis over the estimated useful lives of three to five years. In November 2001, we evaluated the carrying value of our goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 121”). Based upon our analysis under SFAS 121, we concluded that the goodwill and other intangible assets recorded as a result of our acquisition of PaylinX were impaired. As a result, we recorded a $91.4 million write-off of goodwill and other intangible assets in November 2001 (See also “Restructuring and Other Non-Recurring Charges”).

Deferred Compensation Amortization.    During 2000, we recorded aggregate unearned compensation of $5.1 million, of which $4.6 million was recorded in connection with our acquisition of PaylinX. Amortization expense related to deferred compensation was $2.5 million in 2001 as compared to $1.5 million in 2000. As of December 31, 2001, all remaining unamortized deferred compensation has been written off as the personnel for which the deferred compensation had been recorded are no longer employed by us due to our restructurings.

Restructuring and Other Non-Recurring Charges.    In November, 2001, we completed an analysis under SFAS 121 to determine if our goodwill and other intangible assets recorded in September 2000 upon our acquisition of PaylinX Corporation were impaired. We concluded that certain events and changes in circumstances, including a decrease in our market capitalization during fiscal 2001 and a decline in the estimated future growth of the enterprise payment software market, were indicators of impairment of the remaining goodwill and other intangible assets. Due to these indicators of impairment we performed an analysis of future undiscounted cash flows to determine the recoverability of the goodwill and other intangible assets. Based on our analysis, we recorded a $91.4 million, non-cash write-off of the goodwill and other intangible assets.

We also recorded restructuring charges in 2001 totaling approximately $6.5 million as a result of our realignment of resources to better manage and control our business. The restructuring charges represent the reduction of our workforce worldwide by 270 employees of which 103 were in professional services, sales and marketing; 55 were in product development; 83 were in operations and customer support; and 29 were in general and administrative services.

Also included in our restructuring charges was $6.2 million related to the consolidation of facilities, which included the closure of our St. Louis facility, the exiting of under-utilized space in our Mountain View facility and the consolidation of data centers. Included in the $6.2 million was $3.5 million related to future lease payments for our St. Louis facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View space. Also, included in the $6.2 million was $2.7 million related to the impairment of excess property and equipment and leasehold improvements primarily resulting from the exiting of the above facilities. We estimate that operating expenses will be reduced by approximately $11.0 million in 2002 compared to fourth quarter fiscal 2001 levels.

Loss on Investment in Joint Venture.    On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. We will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, the Company expects to consolidate the financial position and results of operations of CyberSource K.K. During 2001, we recorded a loss from investment in the joint venture of $0.4 million as compared to $0.2 million in 2000.

Interest Income (Expense), Net.    Interest income, net which consists of interest earnings on cash, cash equivalents and short-term investments decreased to $3.3 million 2001 from $7.4 million in 2000. This decrease is primarily due to a decline in average cash, cash equivalents and short-term investments during 2001 as compared to 2000 as a result of our operating losses incurred during 2001 and, to a lesser extent, slightly lower investment yields. We expect interest income to decrease in 2002 due to a lower cash, cash equivalents and short-term investment balance. Interest expense decreased to $22,000 in 2001 from $109,000 in 2000. Interest expense represents interest on capital lease obligations.

Income Taxes.    No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception. As of December 31, 2001, we had federal and state net operating loss carryforwards of approximately $143.0 million and $69.0 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2005 through 2021. The Tax Reform Act of

1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited as a result of such an ownership change.

We have provided a full valuation allowance on our deferred tax assets because of the uncertainty regarding their realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, we considered such factors as our history of operating losses and expected future losses and the nature of our deferred tax assets.

Years Ended December 31, 2000 and 1999

Revenues.    Revenues increased to $29.9 million in 2000, an increase of approximately $17.0 million or 131.4% as compared to $12.9 million in 1999. Transaction and support revenues increased to $19.9 million in 2000, an increase of approximately 68.7% as compared to $11.8 million in 1999. This increase was due to the addition of customers as well as transaction volume increases from existing customers resulting from the increased market acceptance of e-commerce. Our number of transactions processed was approximately 162.5 million in 2000 as compared to approximately 47.2 million in 1999. Professional services revenues increased to $9.0 million in 2000, an increase of approximately 714.7% as compared to $1.1 million in 1999, due to an increase in the number and dollar magnitude of professional services projects during 2000. Enterprise software license and maintenance revenues were $1.0 million in 2000. This revenue was generated following our acquisition of PaylinX on September 18, 2000.

Cost of Revenues.    Transaction and support cost of revenues increased to $15.9 million or 79.9% of transaction and support revenues in 2000 from $10.0 million or 84.1% of transaction and support revenues in 1999. The increase in absolute dollars is primarily due to an increase in operations and customer support personnel and related costs of approximately $1.8 million, an increase in depreciation expense on capital equipment of approximately $1.5 million, an increase in data center costs of approximately $0.5 million and an increase in technical support expense of approximately $0.3 million. Professional services cost of revenues increased to $5.8 million or 64.6% of professional services revenues for 2000 as compared to $1.0 million or 90.4% of professional services revenues for 1999. The increase in absolute dollars is due to higher personnel and contractor related costs resulting from an increase in personnel and contractor usage necessary to support our increase in professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due to the economies of scale resulting from the increase in professional services projects. Enterprise software cost of revenues was $1.4 million or 143.9% of enterprise software revenues for 2000. Included in enterprise software cost of revenues in 2000 is $1.0 million of amortized developed technology resulting from the acquisition of PaylinX.

Product Development.    Product development expenses increased to $16.1 million in 2000 compared to $7.8 million in 1999. The increase is primarily due to higher personnel related costs due to the addition of personnel, which increased by approximately $5.4 million in 2000 as compared to 1999.

Sales and Marketing.    Sales and marketing expenses increased to $29.4 million in 2000 from $15.1 million in 1999. The increase is primarily due to higher sales and marketing personnel related costs due to the addition of personnel, which increased by approximately $11.7 million in 2000 as compared to 1999. In addition, sales commissions increased by approximately $1.3 million in 2000 as compared to 1999 due to the increase in sales in 2000.

General and Administrative.    General and administrative expenses increased to $13.5 million in 2000 from $6.0 million in 1999. The increase is primarily due to higher personnel related costs due to the addition of personnel, which increased by approximately $2.0 million in 2000 as compared to 1999. In addition, bad debt expense, legal and accounting fees and technical support expenses related to our new enterprise resource planning system and customer relationship management system increased by $1.8 million, $0.6 million and $0.1 million, respectively, in 2000 as compared to 1999.

In-process Research and Development.    In September 2000, we recorded $14.5 million in a one-time write-off of in-process research and development costs as a result of our acquisition of PaylinX. Amounts allocated to in-process technology were calculated using established valuation techniques in the high technology industry. In-process technology consisted of enhancements to PaylinX’s payment and fraud products, which were estimated to be approximately 80% and 50% complete, respectively, as of the date of acquisition. These enhancements have since been completed. In-process technology was expensed in the quarter ended September 30, 2000, when the acquisition was consummated, because technological feasibility of the in-process technology had not been achieved and no alternative future uses had been established. In-process technology was computed using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

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

Deferred Compensation Amortization.    During 2000, we recorded aggregate unearned compensation of $5.1 million, of which $4.6 million was recorded in connection with our acquisition of PaylinX. Amortization expense related to deferred compensation was $1.5 million in 2000 as compared to $4.7 million in 1999.

Interest Income (Expense), Net.    Interest income increased to $7.4 million 2000 from $2.1 million in 1999. This increase is primarily due to an increase in average cash, cash equivalents and short-term investments during 2000 as compared to 1999 as a result of equity financings completed during 1999, including our initial public offering in June 1999 and second offering in November 1999. Interest expense decreased to $0.1 million in 2000 from $0.3 million in 1999. Interest expense represents interest on capital lease obligations.

Income Taxes.    No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased by approximately $32.9 million from December 31, 2000 to December 31, 2001. This decrease resulted from our $185.0 million net loss in 2001 and $7.9 million of purchases of property and equipment, offset by the recording of non-cash charges of $91.4 million for the write-off of goodwill and other intangible assets, $41.9 million of amortization of goodwill and other intangible assets and $15.3 million of depreciation and amortization expense.

Net cash used in our operating activities was approximately $22.2 million in 2001 as compared to approximately $43.8 million in 2000. Net cash used in operations during 2001 consists primarily of our net loss of $185.0 million, offset by decreases in current assets and increases in current liabilities, the recording of a $91.4 million non-cash goodwill and other intangible assets charge, $41.9 million of amortization of goodwill and other intangible assets and $15.3 million of depreciation and amortization expense. Cash used in operations in 2000 consists primarily of our net loss of $75.0 million, increases in current assets and decreases in current liabilities, offset by the recording of a $14.5 million non-cash in-process research and development charge in connection with our acquisition of PaylinX, $5.5 million of depreciation and amortization expense and an increase of $1.9 million in deferred revenue primarily related to the sale of enterprise software and related software maintenance.

Net cash provided by investing activities was approximately $35.6 million in 2001 as compared to $3.2 million used in investing activities in 2000. Net cash provided by investing activities in 2001 consists primarily of $43.5 of net proceeds from the sale of short-term investments and $7.9 million of purchases of capital equipment used in our network infrastructure. Net cash used in investing activities in 2000 resulted from $16.5 million of purchases of furniture and equipment for new employees and capital equipment used in our network infrastructure and the recording of $0.8 million representing our investment in our Japanese joint venture, offset by net proceeds from the sale of short-term investments of $3.1 million and $11.0 million of cash acquired as a result of our acquisition of PaylinX.

Net cash used in financing activities was approximately $2.7 million in 2001 as compared to $1.4 million provided by financing activities in 2000. Net cash used by financing activities in 2001 consists primarily of $3.0 million of purchases of common stock and $0.4 million of principal payments on capital lease obligations, offset by $0.7 million of proceeds from the exercise of employee stock options and the issuance of common stock under the Employee Stock Purchase Plan. Net cash provided by financing activities in 2000 consists primarily of $2.0 million of proceeds from the exercise of employee stock options and the issuance of common stock under the Employee Stock Purchase Plan, offset by $0.6 million of principal payments on capital lease obligations.

We believe that our cash and short-term investment balances as of December 31, 2001 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund expected operating losses. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward looking statements include, without limitation the statements regarding (a) our objective to become the leading worldwide provider of electronic payment and risk management solutions, (b) our plan to continue to pursue alliances, developmental relationships and distribution strategies that allow us to penetrate our target markets and broaden our solution capabilities, (c) our intention to build upon the core transaction processing systems to enhance and extend the suite of services and improve availability, reliability and scalability, (d) our intention to continue considering strategic acquisitions of complementary technologies and companies to supplement internal development efforts, (e) our intention to utilize or leverage our relationship with strategic and sales alliances to increase market penetration, (f) our intention to further fortify our alliances by continuing to develop distinct programs and strategies in order to develop additional relationships, (g) our belief that improved accuracy and efficient resolution of orders can translate into improved operating costs under “Item 1, Business—Strategy” —our belief that (a) a strong emphasis placed on analysis, design and rapid prototyping early in the project lifecycle reduces the number and costs of defects that may be found in later strategies, (b) such approach shortens time-to-market without compromising our competitive position or product quality, under the heading “Item 1, Business—Product Development”; the statements regarding (a) our expectation of intensified competition, (b) our expectation that we may compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services, (c) our belief that, although we presently compete favorably with respect to each of the listed competitive factors, the rapid evolving market may adversely affect our ability to compete successfully against current and future competitors, under the heading of “Item 1, Business—Competition”; the statement regarding our beliefs regarding our systems and processes and their compliance with the Fair Credit Reporting Act under the heading of “Item 1, Business—Regulations”; the statements regarding our belief with respect to potential adverse effects of lawsuits under the heading of “Item 3, Legal Proceedings”; the statements regarding our expectation with respect to the decrease in costs associated with various groups of personnel under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”; the statements regarding (a) our belief that there is sufficient cash and short-term investment balances to meet our working capital and other capital requirements for at least the next twelve months, (b) our expectation to continue to use cash to fund expected operating losses, (c) our statement regarding the potential need to obtain additional equity or debt financing if there capital resources are insufficient to fund our future activities, under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; our expectation to be able to consolidate the financial position and results of CyberSource K.K. under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5—Investment in Joint Venture”; statements regarding (a) our intention to vigorously defend against the class action lawsuits, (b) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on our financial position or results of operations, under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Litigations and Contingencies”. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the risk factors listed below, as well as those disclosed from time to time in our reports on Forms 10-Q and 8-K.

Additional risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

We Have a Limited Operating History and Are Subject to the Risks Encountered by Early-Stage Companies

We commenced operations in March 1996. From March 1996 until December 1997, we operated as a division of Beyond.com. In December 1997, we were incorporated as a separate legal entity and our company was spun off from Beyond.com. Accordingly, we have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies are particularly exposed. These risks include:

•	risks that the intense competition and rapid technological change in our industry could adversely affect market acceptance of all of our products and services;

•	risks that we may not be able to expand our systems to handle increased traffic, resulting in slower response times and other difficulties in providing services to our merchant customers;

•	risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels;

•	risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; and

•	risks that we may not be able to adequately integrate acquired businesses.

These risks are discussed in more detail below. We cannot assure you that our business strategy will be successful or that we will successfully address these risks and the risks detailed below.

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $29.8 million in 1999, $75.0 million in 2000 and $185.0 million in 2001. As of December 31, 2001, we had incurred cumulative losses of $304.7 million. You should not consider historical annual revenue growth that we achieved prior to fiscal 2001 as indicative of our future performance. We will need to generate significantly higher revenues in order to achieve profitability and may not be able to sustain those revenues if achieved.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•
changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector; and

•	continued softening of the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), HNC Software, InfoSpace, Payments Plus, Paymetrics, TrinTech and VeriSign. In addition, VISA has announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as AT&T, First Data Corporation, GE and Mastercard, may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. We may not be engaged for additional projects of similar or larger size or the demand for professional services may decrease. For instance, professional services revenue decreased from $9.0 million for the year ended December 31, 2000 to $3.4 million for the year ended December 31, 2001. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

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

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

•	difficulties in assimilating the operations, technologies, products and personnel of an acquired company;

•	risks of entering markets in which we have either no or limited prior experiences;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees of an acquired company.

Potential System Failures and Lack of Capacity Issues Could Negatively Affect Demand for Our Services

Our ability to deliver services to our merchants depends on the uninterrupted operation of our commerce transaction processing systems. Our systems and operations are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	power loss, telecommunications or data network failure, operator negligence, improper operation by employees, physical and electronic break-ins and similar events; and

•	computer viruses.

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

The Demand for Our Products and Services Could Be Negatively Affected by a Reduced Growth of e-Commerce or Delays in the Development of the Internet Infrastructure

Sales of goods and services over the Internet do not currently represent a significant portion of overall sales of goods and services. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and internationally. Rapid growth in the use of and interest in the Internet is a relatively recent development. In particular, the sale of goods and services over the Internet has gained acceptance more slowly outside of the United States. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a large, relative magnitude which result in a higher concentration of our accounts receivable balance at times. For example, as of June 30, 2000, approximately 25% of our accounts receivable balance was due from one professional services customer. Although no customer accounted for more than 10% of our accounts receivable balance as of December 31, 2000 or 2001, it is possible that we could again experience this concentration risk in connection with our enterprise software and professional services businesses.

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

Our Management Team Must Work Together Effectively in Order to Expand Our Business, Increase Our Revenues and Improve Our Operating Results

Several of our existing management personnel have joined us within the last year or have recently been promoted to management positions. As a result, there is a risk that management will not be able to work together effectively as a team to address the challenges to our business.

We May Not Be Able to Adequately Protect Our Proprietary Technology and May Be Infringing Upon Third-Party Intellectual Property Rights

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees, contractors, vendors and potential customers and alliance partners. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue in 2002. We expect to use the net proceeds of our 1999 equity financings to continue investments in service development, to fund sales and marketing activities, to fund product development, to fund continued operations, repurchase shares of our stock in the open market and potentially to make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products and services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

We May Become Subject to Government Regulation and Legal Uncertainties That Would Adversely Affect Our Financial Results

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to e-commerce. However, due to the increasing usage of the Internet, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet covering issues such as:

•	taxes;

•	user privacy;

•	pricing;

•	content;

•	right to access personal data;

•	copyrights;

•	distribution; and

•	characteristics and quality of products and services.

For example, we believe that some of our services may require us to comply with the Fair Credit Reporting Act (the “Act”). As a precaution, we have and continue to implement changes to our systems and processes so that we will be in compliance with the Act. Complying with the Act requires us to provide information about personal data stored by us or our merchants. Failure to comply with the Act could result in claims being made against us.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 23.1%, 5.4% and 5.1% of our revenues in 1999, 2000 and 2001, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws in Europe;

•	the burden of complying with a variety of foreign laws; and

•	political or economic instability or constraints on international trade.

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

Our Stock Price May Fluctuate Substantially

The market price for our common stock may be affected by a number of factors, including the following:

•	the announcement of new products, services or enhancements by us or our competitors;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These factors and fluctuations, as well as general economic, political and market conditions may materially adversely affect the market price of our common stock.

The Anti-Takeover Provisions in Our Certificate of Incorporation Could Adversely Affect the Rights of the Holders of Our Common Stock

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow the Board of Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of December 31, 2001, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Expires in July 2003

In July 2001, we entered into a new agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires in July 2003, but can be terminated by either party after the first year with ninety days prior written notice. After July 2003, the agreement renews automatically for additional periods of one year, unless terminated by either party.

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

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	ERNST & YOUNG LLP

San Jose, California
January 21, 2002

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$36,749	$26,129
Short-term investments	22,367	65,874
Accounts receivable, net of allowances of $1,008 and 2,080 at December 31, 2001 and 2000	4,714	8,689
Prepaid expenses and other current assets	2,257	1,733

Total current assets	66,087	102,425
Goodwill and other intangible assets	—	136,570
Property and equipment, net	11,452	21,554
Investment in joint venture	162	560
Other noncurrent assets	491	746

Total assets	$78,192	$261,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361	$1,108
Other accrued liabilities	12,850	9,922
Deferred revenue	2,455	3,312
Current obligations under capital leases	54	415

Total current liabilities	15,720	14,757
Noncurrent obligations under capital leases	—	65
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—32,884,796 in 2001 and 35,039,560 in 2000	33	35
Additional paid-in capital	362,662	366,526
Deferred compensation	—	(4,413)
Accumulated other comprehensive loss	(100)	(39)
Accumulated deficit	(300,123)	(115,076)

Total stockholders’ equity	62,472	247,033

Total liabilities and stockholders’ equity	$78,192	$261,855

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Transaction and support	$22,463	$19,950	$11,828
Professional services	3,388	8,986	1,103
Enterprise software	4,898	988	—

Total revenues	30,749	29,924	12,931
Cost of revenues:
Transaction and support	14,376	15,933	9,951
Professional services	1,986	5,806	997
Enterprise software	950	421	—
Amortization of developed technology	3,238	1,001	—

Total cost of revenues	20,550	23,161	10,948
Gross profit	10,199	6,763	1,983
Operating expenses:
Product development	17,372	16,103	7,807
Sales and marketing	20,607	29,400	15,110
General and administrative	11,070	13,532	6,023
In-process research and development	—	14,500	—
Amortization of goodwill and other intangible assets	41,933	12,961	—
Acquisition related costs	—	834	—
Deferred compensation amortization	2,511	1,521	4,716
Restructuring and other non-recurring charges	104,661	—	—

Total operating expenses	198,154	88,851	33,656

Loss from operations	(187,955)	(82,088)	(31,673)
Loss on investment in joint venture	(398)	(200)	—
Interest income	3,328	7,413	2,123
Interest expense	(22)	(109)	(295)

Net loss	$(185,047)	$(74,984)	$(29,845)

Basic and diluted net loss per share	$(5.38)	$(2.63)	$(1.95)

Weighted average number of shares used in computing basic and diluted net loss per share	34,370	28,472	15,267

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	16,957,061	$18,911	6,143,678	$6	$1,715	$(142)	$—	$(10,247)	$(8,668)
Common shares issued for services	—	—	100,782	—	678	—	—	—	678
Issuance of common stock under stock option plans	—	—	321,405	1	226	—	—	—	227
Sale of common stock	—	—	723,051	1	554	—	—	—	555
Compensation related to common stock issued to an employee	—	—	—	—	3,580	—	—	—	3,580
Deferred compensation related to stock option grants	—	—	—	—	1,188	(1,188)	—	—	—
Conversion of not payable from Officer and Stockholder into Series E preferred stock	1,657,458	3,000	—	—	—	—	—	—	—
Net exercise of warrants	774,512	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock upon Initial Public Offering	(19,389,031)	(21,911)	11,705,793	12	21,899	—	—	—	21,911
Issuance of common stock in Initial Public Offering, net of issuance costs of $4,419	—	—	4,600,00	4	46,181	—	—	—	46,185
Issuance of common stock in Second Offering, net of issuance costs of $6,193	—	—	2,000,000	2	111,807	—	—	—	11,809
Amortization of deferred compensation	—	—	—	—	—	539	—	—	539
Unrealized loss on short-term investments	—	—	—	—	—	—	(412)	—	(412)
Net loss	—	—	—	—	—	—	—	(29,845)	(29,845)

Comprehensive loss	—	—	—	—	—	—	—	—	(30,257)

Balance at December 31, 1999	—	—	25,594,709	26	187,828	(791)	(412)	(40,092)	146,559
Issuance of common stock under stock option plans	—	—	550,088	—	1,214	—	—	—	1,214
Issuance of common stock under employee stock purchase plan	—	—	71,019	—	810	—	—	—	810
Conversion of accrued interest on related party note payable into common stock	—	—	15,956	—	731	—	—	—	731
Deferred compensation related to stock option grants	—	—	—	—	524	(524)	—	—	—
Common stock issued in the acquisition of PaylinX Corporation	—	—	8,807,788	9	170,800	—	—	—	170,809
Deferred compensation related to the acquisition of PaylinX Corporation	—	—	—	—	4,619	(4,619)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,521	—	—	1,521
Unrealized gain on short-term investments	—	—	—	—	—	—	412	—	412
Foreign currency translation adjustment	—	—	—	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	—	—	—	(74,984)	(74,984)

Comprehensive loss	—	—	—	—	—	—	—	—	(74,611)

Balance at December 31, 2000	—	—	35,039,560	35	366,526	(4,413)	(39)	(115,076)	247,033
Issuance of common stock under stock option plans	—	—	533,368	—	364	—	—	—	364
Issuance of common stock under employee stock purchase plan	—	—	150,383	—	350	—	—	—	350
Repurchase of common stock, net	—	—	(2,838,515)	(2)	(2,976)	—	—	—	(2,978)
Amortization of deferred compensation	—	—	—	—	—	2,511	—	—	2,511
Write-off of deferred compensation for terminated employees	—	—	—	—	(1,902)	1,902	—	—	—
Compensation related to stock options of certain terminated employees	—	—	—	—	300	—	—	—	300
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	—	—	(185,047)	(185,047)

Comprehensive loss	—	—	—	—	—	—	—	—	(185,109)

Balance at December 31, 2001	—	$—	32,844,796	$33	$362,662	$—	$(100)	$(300,123)	$(62,472)

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Operating activities:
Net loss	$(185,047)	$(74,984)	$(29,845)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	14,500	—
Amortization of developed technology	3,238	1,001	—
Common stock issued for services rendered and as compensation	—	—	4,258
Depreciation and amortization	15,348	5,452	2,549
Amortization of deferred compensation	2,511	1,521	539
Amortization of goodwill and other intangible assets	41,933	12,961	—
Write-off of goodwill and other intangible assets	91,399	—	—
Loss on investment in joint venture	398	200	—
Restructuring related charges	2,980	—	—
Changes in assets and liabilities:
Accounts receivable	3,975	(4,305)	(2,349)
Prepaid expenses and other current assets	(524)	(37)	(1,173)
Other noncurrent assets	255	310	(458)
Accounts payable	(747)	(271)	737
Other accrued liabilities	2,928	(1,960)	3,101
Deferred revenue	(857)	1,861	341

Net cash used in operating activities	(22,210)	(43,751)	(22,300)

Investing activities:
Purchases of property and equipment	(7,926)	(16,512)	(7,301)
Investment in joint venture	—	(760)	—
Purchases of short-term investments	(49,780)	(117,866)	(73,934)
Sale of short-term investments	93,287	121,000	4,926
Cash acquired from PaylinX Corporation	—	10,985	—

Net cash provided by (used in) investing activities	35,581	(3,153)	(76,309)

Financing activities:
Proceeds from issuance of notes payable to related parties	—	—	600
Principal payments on capital lease obligations	(426)	(625)	(516)
Proceeds from issuance of stock, net	—	—	555
Proceeds from Public Offerings	—	—	157,994
Proceeds from exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	714	2,024	227
Repurchase of common stock, net	(2,978)	—	—

Net cash provided by (used in) investing activities	(2,690)	1,399	158,860

Effect of foreign currency translation adjustments on cash	(61)	(39)	—

Net increase (decrease) in cash and cash equivalents	10,620	(45,544)	60,251
Cash and cash equivalents at beginning of period	26,129	71,673	11,422

Cash and cash equivalents at end of period	$36,749	$26,129	$71,673

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Years Ended December 31,
	2001	2000	1999
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid	$22	$109	$295
Supplemental disclosure of noncash financing activities:
Common stock issued in the acquisition of PaylinX Corporation	$—	$170,809	$—
Property and equipment acquired under capital leases	$—	$—	$1,154
Deferred compensation related to stock option grants	$—	$524	$1,188
Deferred compensation related to the acquisition of PaylinX Corporation	$—	$4,619	$—
Conversion of note payable and related accrued interest into common stock	$—	$731	$—
Conversion of note payable to an officer and stockholder into redeemable convertible preferred stock	$—	$—	$3,000
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$21,911

See accompanying notes.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

The Company

CyberSource Corporation (the “Company” or “CyberSource”) is a leading developer and provider of risk management and electronic payment solutions for enterprise businesses selling via multiple sales channels. CyberSource solutions manage transaction risk and enable electronic payment processing for Web, call center, Interactive Voice Response Units and point-of-sale environments. The Company also offers professional services designed to integrate and optimize enterprise-wide commerce transaction systems. Businesses engage the Company to enhance commerce transaction efficiency across multiple business units with varying processing requirements.

Basis of Presentation

The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

On January 10, 2000, the Company acquired ExpressGold.com, Inc., a privately held South Dakota Corporation (“ExpressGold”). The transaction was accounted for as a pooling of interests. The consolidated financial statements have been restated to reflect the acquisition of ExpressGold as a pooling of interests (see Note 2).

On September 18, 2000, the Company acquired PaylinX Corporation, a privately held Missouri Corporation (“PaylinX”). The transaction has been accounted for using the purchase method of accounting. The statement of operations for the year ended December 31, 2000 includes the results of operations of PaylinX for the period from September 18, 2000 to December 31, 2000 (see Note 2).

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiary are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded as other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were not material through December 31, 2001.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria must be met before

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

The Company derives its revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. In accordance with American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended, enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. The Company does not have vendor-specific objective evidence of fair value for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, the Company recognizes the entire contract ratably over the term of the maintenance period. For the years ended December 31, 2001 and 2000, one customer accounted for 10% and 12% of revenues, respectively. For the year ended December 31, 1999, Beyond.com, a related party, accounted for 13% of revenue. The terms of the Company’s contract with Beyond.com are consistent with the Company’s contracts with other independent parties.

The Company derives a significant portion of its professional services revenue from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method. Estimates are made regarding time to complete the projects and revisions to estimates are reflected in the period in which changes become known.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2001 and 2000, cash equivalents consist primarily of investments in money market funds.

Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are comprised of commercial paper with an original maturity greater than three months and less than one year. Unrealized losses on short-term investments, which represent the difference between the fair market value and the amortized cost, are immaterial as of December 31, 2001 and 2000. There were no realized gains or losses from the sale of short-term investments during fiscal 2001 or 2000.

Concentration of Credit Risk

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

Cash, cash equivalents and short-term investments are invested in major banks in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The accounts receivable of the Company and its subsidiaries are derived from sales to customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2001 and 2000, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2001 and 2000, accounts receivable due from foreign customers were 9% and 4%, respectively. The Company generally does not require collateral.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives.

Property and equipment consist of the following (in thousands):

	December 31,
	2001	2000
Computer equipment and software	$20,367	$22,159
Furniture and fixtures	1,816	2,299
Office equipment	1,231	1,331
Leasehold improvements	2,555	4,931

	25,969	30,720
Less accumulated depreciation and amortization	14,517	9,166

	$11,452	$21,554

Asset Impairment

The Company periodically assesses the carrying value of its long-lived assets, including goodwill and other intangible assets, and recognizes impairment losses if it is determined the carrying values are not recoverable. In November of 2001, the Company evaluated the carrying value of its goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 121”). The Company concluded that the goodwill and other intangible assets recorded as a result of its acquisition of PaylinX were impaired. As a result, the Company recorded a $91.4 million write-off of goodwill and other intangible assets (see Note 7).

Product Development

Product development expenditures are charged to operations as incurred.

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $145,000, $1.8 million and $3.6 million during the years ended December 31, 2001, 2000 and 1999, respectively.

Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its employee stock option plans.

Under APB 25, when the exercise price of the Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), are provided in Note 10.

The Company applies SFAS 123 and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” with respect to options issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of the options at the grant date.

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.
If the Company had reported net income for the year ended December 31, 2001, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 463,102 shares of common stock at December 31, 2001. If the Company had reported net income for the year ended December 31, 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 920,308 shares of common stock at December 31, 2000. If the Company had reported net income for the year ended December 31, 1999, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 3,123,267 shares of common stock at December 31, 1999, shares issuable upon exercise of the outstanding warrants prior to the exercise of these warrants in June 1999 and shares issuable upon conversion of the outstanding convertible note payable prior to the conversion of the note in 1999.    The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the “as-if converted” method.

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities.

Accumulated Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of its net loss and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and foreign currency translation gains or losses.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in a business combination. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company does not expect that adoption of the new standards will have a material effect on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and provides guidance on classification and accounting for such assets when held for sale or abandonment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS 144 will have a material effect on its financial position or results of operations.

2.    Acquisition of ExpressGold

On January 10, 2000, the Company acquired ExpressGold, a developer of an Internet Stored Value platform that allows customers to offer gift certificates, promotional certificates and corporate incentives to businesses and consumers. Under the terms of the acquisition agreement, the Company issued 1,554,431 shares of CyberSource common stock in exchange for all of ExpressGold’s common stock. In addition, the Company issued 12,067 stock options in exchange for ExpressGold’s previously outstanding stock options. The number of shares of CyberSource shares was calculated using an exchange ratio of approximately 1.3 shares of CyberSource for each share of ExpressGold common stock. The transaction was accounted for as a pooling of interests, and accordingly, the historical condensed consolidated financial statements of the Company have been restated to include the financial position, results of operations and cash flows of ExpressGold for all periods presented.

The following represents the results of operations for the year ended December 31, 1999 for the Company and ExpressGold prior to the restatement resulting from the acquisition (in thousands):

	Year Ended December 31, 1999
	CyberSource	ExpressGold	Combined
Revenues	$12,898	$33	$12,931
Net loss	$(24,097)	$(5,748)	$(29,845)

3.    Acquisition of PaylinX

On September 18, 2000, the Company acquired all of the outstanding common shares of PaylinX, a developer of a payment server platform for real-time credit card transactions. Upon the closing of the acquisition, the Company issued 8,807,788 shares of its common stock to PaylinX stockholders, of which 880,726 remained in an escrow account as of December 31, 2000. In addition, the Company issued 2,609,370 stock options in exchange for PaylinX’s previously outstanding stock options. The purchase price consists of approximately $143.0 million of common stock issued to PaylinX stockholders, $27.8 million of stock options assumed, $4.6 million of deferred compensation and $4.0 million of costs incurred related to the acquisition.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management’s best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill as follows (in thousands):

Fair value of net assets acquired	$13,700
Assembled workforce	3,500
Customer base	13,000
Developed technology	10,600
In-process technology	14,500
Covenants-not-to-compete	5,000
Goodwill	114,500
Deferred compensation	4,600

Total	$179,400

The consolidated statement of operations includes the revenues and expenses of PaylinX for the period from September 18, 2000, the date of acquisition, to December 31, 2000. Goodwill and other intangible assets are being amortized on a straight-line basis over the estimated useful lives of three to five years.    The $14.5 million allocated to in-process research and development was included in the Company’s operating expenses during the year ended December 31, 2000. Tangible assets of PaylinX acquired in the acquisition principally include cash and cash equivalents, accounts receivable and property and equipment. Liabilities of PaylinX assumed in the acquisition principally include accounts payable and other liabilities.

The Company calculated amounts allocated to in-process technology using established valuation techniques in the high technology industry and expensed such amounts in the quarter ended September 30, 2000, when the acquisition was consummated, because technological feasibility of the in-process technology had not been achieved and no alternative future uses had been established. In-process technology consisted of enhancements to PaylinX’s payment and fraud product, which were estimated to be approximately 80% and 50% complete, respectively, as of the date of acquisition. These enhancements have since been completed. The Company computed its valuation of purchased in-process technology using a discounted cash flow analysis on the anticipated income stream to be generated by the purchased technology.

The pro forma consolidated statement of operations data for the years ended December 31, 2000 and 1999 set forth below gives effect to the acquisition of PaylinX as if it occurred on January 1, 2000 and 1999, respectively. The unaudited pro forma results include an adjustment to reflect amortization of goodwill, intangible assets and deferred compensation and exclude the in-process research and development expense recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company’s common stock to acquire the outstanding shares of PaylinX.

	Year Ended December 31,
	2000	1999
	(In thousands, except per share amounts)
Revenues	$36,896	$16,091
Net loss	$(105,790)	$(98,496)
Basic and diluted net loss per share	$(3.07)	$(4.09)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Balance Sheet Detail

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Employee benefits and related expenses	$2,462	$3,510
Accrued restructuring related expenses	5,569	—
Acquisition related expenses	78	1,486
Employee stock purchase plan contributions	37	505
Other liabilities	4,704	4,421

Total other accrued liabilities	$12,850	$9,922

5.    Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. As of December 31, 2001, the Company contributed $761,000 to the joint venture. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. For the years ended December 31, 2001 and 2000, the Company recorded losses from investment in the joint venture of approximately $398,000 and $200,000, respectively.

6.    Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations as principally three segments, e-commerce transaction services and support, professional services and enterprise software and manages the business based on the revenues and cost of revenues of these segments. Additionally, revenues from outside the United States were 5.1% and 5.4% for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 1999, revenues from outside the United States were 23% of total revenues. For the years ended December 31, 2001 and 2000, one customer accounted for 10% and 12% of revenues, respectively. For the year ended December 31, 1999, Beyond.com Corporation, a related party, accounted for 13% of revenues. The terms of the Company’s contract with Beyond.com are consistent with the Company’s contracts with other independent parties (see Note 11 for additional details).

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the years ended December 31, 2001, 2000 and 1999. There were no interbusiness unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	December 31,
	2001	2000	1999
Revenues:
Commerce transaction services and support	$22,463	$19,950	$11,828
Professional services	3,388	8,986	1,103
Enterprise software	4,898	988	—

Total revenues	$30,749	$29,924	$12,931

	December 31,
	2001	2000	1999
Cost of revenues:
Commerce transaction services and support	$14,376	$15,933	$9,951
Professional services	1,986	5,806	997
Enterprise software	4,188	1,422	—

Total cost of revenues	$20,550	$23,161	$10,948

7.    Restructuring and Other Non-recurring Charges

During the year ended December 31, 2001, the Company recorded non-recurring restructuring charges totaling $104.7 million as summarized below:

Write-off of goodwill and other intangible assets	$91,399
Worldwide workforce reductions	6,484
Facilities and equipment charges	6,158
Other non-recurring charges	620

Total restructuring and other non-recurring charges	$104,661

In November, 2001, the Company completed an analysis under SFAS 121 to determine if its goodwill and other intangible assets recorded in September 2000 upon its acquisition of PaylinX Corporation were impaired. The Company concluded that certain events and changes in circumstances, including a decrease in its market capitalization during fiscal 2001 and a decline in the estimated future growth of the enterprise payment software market, were indicators of impairment of the remaining goodwill and other intangible assets. Due to these indicators of impairment, the Company performed an analysis of future undiscounted cash flows to determine the recoverability of the goodwill and other intangible assets. Based on its analysis, the Company recorded a $91.4 million non-cash write-off of the goodwill and other intangible assets.

The Company also recorded restructuring charges in 2001 totaling approximately $12.6 million, which included $6.5 million as a result of its realignment of resources to better manage and control its business. The

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restructuring charges represent the reduction of its workforce worldwide by 270 employees of which 103 were in professional services, sales and marketing; 55 were in product development; 83 were in operations and customer support; and 29 were in general and administrative services. As of December 31, 2001, $2.1 million related to severance and benefits was included in accrued restructuring related expenses and will be paid during the first half of fiscal year 2002.

Also included in the Company’s restructuring charges was approximately $6.2 million related to the consolidation of facilities, which included the closure of the Company’s St. Louis facility, the exiting of under-utilized space in its Mountain View facility and the consolidation of data centers. Included in the $6.2 million was $3.5 million related to future lease payments for the Company’s St. Louis facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View space. Also, included in the $6.2 million was $2.7 million related to the impairment of excess property and equipment and leasehold improvements primarily resulting from the exiting of the above facilities. The following table summarizes the Company’s restructuring costs recorded during fiscal 2001 (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Balance at December 31, 2001

Severance and benefits	$6,484	$4,092	$300	$2,092
Facilities	3,477	—	—	3,477
Excess property and equipment	2,681	—	2,681	—

	$12,642	$4,092	$2,981	$5,569

8.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Year Ended December 31,
	2001	2000
Cumulative foreign currency translation adjustment	$(100)	$(39)

Accumulated other comprehensive loss	$(100)	$(39)

9.    Commitments

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2006. Rental expense was approximately $4.1 million, $3.5 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in property and equipment, aggregated approximately $1,750,000 and $1,699,000 at December 31, 2001 and 2000, respectively. Related accumulated amortization was approximately $1,627,000 and $1,184,000 at December 31, 2001 and 2000, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2001 are as follows (in thousands):

	Operating Leases	Capital Leases
2002	$3,366	$55
2003	3,447	—
2004	3,241	—
2005	2,664	—
2006 and thereafter	2,678	—

Total minimum payments	$15,396	$55

Less amount representing interest		1

Less current portion		54

		$—

10.    Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 4,988,842 shares of preferred stock. As of December 31, 2001, there are no shares of preferred stock outstanding.

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

The Company has reserved shares of common stock for future issuance at December 31, 2001 as follows:

1998 and 1999 Stock Option Plans:
Options outstanding	6,548,315
Options available for future grants	5,164,748
1999 Employee Stock Purchase Plan—shares available for future purchase	278,598

11,991,661

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information about the Company’s stock option activity under the 1998 Option Plan, the 1999 Option Plan and the 1999 Nonqualified Option Plan. Options granted prior to December 31, 1997 were originated from options granted by Beyond.com and were granted by the Company immediately following the adoption of the 1998 Option Plan.

		Options Outstanding
	Shares Available	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 1998	27,763	1,000,701	$0.31
Additional shares reserved	3,600,000	—	$—
Options granted	(2,884,400)	2,884,400	$12.92
Options exercised	—	(321,405)	$0.70
Options canceled	286,929	(286,929)	$5.22

Balance at December 31, 1999	1,030,292	3,276,767	$10.95
Additional shares reserved	8,489,460	—	$—
Options granted	(7,659,649)	7,659,649	$13.89
Options exercised	—	(550,088)	$2.22
Options canceled	1,504,919	(1,504,919)	$16.15

Balance at December 31, 2000	3,365,022	8,881,409	$13.14
Additional shares reserved	—	—	$—
Options granted	(2,344,000)	2,344,000	$1.38
Options exercised	—	(533,368)	$0.72
Options canceled	4,143,726	(4,143,726)	$14.16

Balance at December 31, 2001	5,164,748	6,548,315	$9.29

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with certain stock options granted in 2000, 1999 and 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of $524,000, $1.2 million, and $160,000, respectively, which is being amortized on a graded method over the four-year vesting period of the options. In fiscal 2001, 2000 and 1999, $2.5 million, $1.5 million and $539,000 of this amount was amortized to compensation expense, respectively. As of December 31, 2001, all remaining unamortized deferred compensation was written off as the personnel for which the deferred compensation had been recorded were no longer with the Company due to its restructurings.

The following table summarizes information about options outstanding at December 31, 2001:

Exercise Price	Number of Options Outstanding	Weighed Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.05–$ 0.83	281,903	$0.63	7.73	237,397	$ 0.62
$ 0.91–$ 1.13	1,056,150	$1.12	9.28	214,560	$ 1.13
$ 1.16–$ 3.62	1,073,011	$2.47	8.63	273,736	$ 3.43
$ 3.81–$ 6.25	1,570,186	$6.15	8.72	1,492,404	$ 6.20
$ 6.38–$ 6.75	741,450	$6.74	8.62	251,640	$ 6.74
$ 7.00–$13.63	740,415	$9.93	8.03	349,699	$ 9.74
$13.75–$32.13	746,700	$26.38	8.27	315,174	$27.02
$33.25–$61.75	327,500	$43.93	7.98	165,058	$44.56
$63.50–$63.50	4,500	$63.50	7.84	2,251	$63.50
$64.63–$64.63	6,500	$64.63	7.87	3,250	$64.63

	6,548,315	$9.29		3,305,168	$ 9.65

At December 31, 2000 and 1999, 3,010,610 and 246,039 options were exercisable at a weighted average exercise price of $7.52 and $1.07, respectively.

Employee Stock Purchase Plan

In June 1999, the Company’s board of directors and stockholders adopted its 1999 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. During the year ended December 31, 2001, the Company issued 150,383 shares of common stock to employees under the terms of the plan. As of December 31, 2001, 278,598 shares remain available for purchase under the plan.

Stock-Based Compensation

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes model in 2001, 2000 and 1999 with the following weighted average assumptions: a risk-free interest rate of 4.30%, 6.15% and 5.55% for 2001, 2000 and 1999, respectively; no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 1.36 for 2001, 1.40 for 2000 and 1.13 for 1999; and a weighted average expected life of the option of four years.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had compensation cost been determined using the fair value at the grant date for options granted calculated using the black scholes or the minimum value method of SFAS 123, the Company’s actual net loss would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,
	2001	2000	1999
Pro forma net loss (in thousands)	$(199,677)	$(99,294)	$(32,607)
Pro forma and diluted net loss per share	$(6.06)	$(3.51)	$(2.14)

The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $1.17, $16.91 and $2.51 per share for options granted during 2001, 2000 and 1999, respectively.

The pro forma impact of options on the net loss for the years ended December 31, 2001, 2000 and 1999 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

11.    Related Party Transactions

The CEO of the Company is the Chairman of the Board of Beyond.com. As of December 31, 2001 and 2000, the Company had accounts receivable due from Beyond.com of approximately $153,000 and $329,000, respectively. On January 25, 2002, Beyond.com filed for protection under Chapter 11 of the Bankruptcy Code. For the years ended December 31, 2001, 2000 and 1999, sales of transaction and support services totaling $593,000, $1.6 million and $1.7 million, respectively, were made to Beyond.com.

For the years ended December 31, 2001 and 2000, legal fees of approximately $618,000 and $863,000, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company is a partner. As of December 31, 2001 and 2000, the Company had immaterial amounts of accounts payable due to Morrison & Foerster.

The terms of the Company’s contracts with the above related parties are consistent with its contracts with other independent parties.

12.    Litigation and Contingencies

In November 1999, a lawsuit was filed against the Company alleging that the Company’s payment services infringe upon two patents to certain automated network payment, purchase and processing systems held by the plaintiff. The Company settled this lawsuit on July 26, 2001. Pursuant to the settlement agreement, the plaintiff released the Company and agreed not to sue the Company or the Company’s resellers, customers, end users, among others, for infringement based on the two patents in question, to the extent such entities use CyberSource for payment processing services. The Company in turn paid the plaintiff an amount that was not material to the Company’s financial condition or results of operations.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 1, 2000, an action now entitled Daragh Crowley v. CyberSource Corp. and Amazon.com, Inc. Civil Action No. C-00-3180 (WHO), was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the United States District Court of Northern California. The Company had moved to dismiss the complaint for failure to state a legal claim against the Company. On October 10, 2001, the motion to dismiss the action was granted with prejudice. While the plaintiff had until November 13, 2001 to file an appeal, no appeal was filed.

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, the Company’s Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company’s initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The amended complaint also added a former member of the Company’s board of directors as an individual defendant. We believe that the allegations seem directed primarily at the Company’s underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. The Company intends to exercise its indemnification rights against the underwriters and to defend itself vigorously. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on the Company’s financial condition, results of operations or cash flows.

13.    Income Taxes

As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $143,000,000 and $69,000,000, respectively. As of December 31, 2001, the Company also had federal and state research credit carryforwards of approximately $700,000 and $400,000, respectively.

The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2020, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax asset has been fully offset by a valuation allowance. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes at December 31 are as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$52,600	$29,600
Research credit carryforwards	1,170	1,100
Other, net	2,130	6,860

Deferred tax assets	$55,900	$37,560
Deferred tax liability	—	(14,426)

Net deferred tax assets	$55,900	$23,134
Valuation allowance	(55,900)	(23,134)

Net deferred tax assets	$—	$—

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the weight of available evidence, which includes the Company’s historical operating performance, the reported net losses in 2001 and 2000, and the uncertainties regarding future results of operations of the Company, the Company has provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $32,766,000 during 2001 and increased by $9,934,000 during 2000.

CYBERSOURCE CORPORATION

SELECTED CONSOLIDATED FINANCIAL DATA—UNAUDITED
(In thousands, except share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2001
Revenues	$7,716	$7,752	$7,576	$7,705	$30,749
Gross profit	1,886	2,425	2,694	3,194	10,199
Net loss	(26,976)	(22,309)	(21,743)	(114,019)	(185,047)
Basic and diluted net loss per share	$(0.77)	$(0.63)	$(0.64)	$(3.46)	$(5.38)

Fiscal 2000
Revenues	$6,750	$7,088	$7,760	$8,326	$29,924
Gross profit	1,408	1,683	2,009	1,663	6,763
Net loss	(9,140)	(10,467)	(27,009)	(28,368)	(74,984)
Basic and diluted net loss per share	$(0.36)	$(0.40)	$(0.99)	$(0.81)	$(2.63)

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not Applicable

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 14:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM S-8

(a)  1.    Financial Statements

            The following documents are filed as part of this Report:

2.    Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is listed on page 49 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.    Index to Exhibits

See Index to Exhibits on page 59.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS December 31, 1999, 2000 and 2001
(In thousands)

	Balance at Beginning of Year	Amounts Charged to Revenue, Costs, or Expenses	Write-offs and Recoveries	Balance at End of Year
1999
Allowance for Doubtful Accounts	$229	$367	$314	$282
2000
Allowance for Doubtful Accounts	$282	$2,775	$977	$2,080
2001
Allowance for Doubtful Accounts	$2,080	$1,480	$2,552	$1,008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 26th day of March, 2002.

CYBERSOURCE CORPORATION

By:	/s/ WILLIAM S. MCKIERNAN
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

Signature	Title	Date
/s/ WILLIAM S. MCKIERNAN William S. McKiernan	Chief Executive Officer & Chairman of the Board (Principal Executive Officer)	March 26, 2002
/s/ STEVEN D. PELLIZZER Steven D. Pellizzer	Vice President of Finance (Principal Financial Officer)	March 26, 2002
/s/ KEN HARRIS Ken Harris	Director	March 26, 2002
/s/ SCOTT LOFTESNESS Scott Loftesness	Director	March 26, 2002
/s/ JOHN J. MCDONNELL, JR. John J. McDonnell, Jr.	Director	March 26, 2002
/s/ STEVEN P. NOVAK Steven P. Novak	Director	March 26, 2002
/s/ RICHARD SCUDELLARI Richard Scudellari	Director	March 26, 2002
/s/ KENNETH THORNTON Kenneth Thornton	Director	March 26, 2002

EXHIBIT INDEX

Exhibit Number	Document

3.1*	Certificate of Incorporation of the Registrant, as amended.

3.2*	Bylaws of the Registrant, as amended.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1*+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2*+	1998 Stock Option Plan.

10.3*+	1999 Stock Option Plan

10.4(1)x	Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.

10.5(2)x	Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.6(3)x	Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.7(4)	Amended and Restated Investors’ Rights Agreement dated October 21 1998.

10.8(5)+	1999 Employee Stock Purchase Plan.

10.9(6)x	CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com.

10.10(7)x	1999 Nonqualified Stock Option Plan.

10.11(8)x	Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.

10.12(9)	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Powers of Attorney. Reference is made to Page 58.

*	Previously filed as an exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(1)	Previously filed as exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(2)	Previously filed as exhibit 10.10 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(3)	Previously filed as exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(4)	Previously filed as exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(5)	Previously filed as exhibit 10.14 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(6)	Previously filed as exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(7)	Previously filed as exhibit 10.17 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(8)	Previously filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(9)	Previously filed as exhibit 10.19 to the Registrant’s Form 10-K for the year 1999 (No. 000-26477).
x	Confidential treatment granted as to portions of this exhibit.
+	Management contract or compensation plan, contract or arrangement.