Form 10-Q
period 2002-03-31
CYBERSOURCE CORP
filed 2002-05-13
CIK 934280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission File Number: 000-26477

CYBERSOURCE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0472961
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1295 CHARLESTON ROAD
MOUNTAIN VIEW, CALIFORNIA 94043
(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (650) 965-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of April 30, 2002, there were 33,014,702 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 23 pages with the Index to Exhibits located on page 22.

CYBERSOURCE CORPORATION
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,431	$36,749
Short-term investments	20,302	22,367
Accounts receivable, net	4,395	4,714
Prepaid expenses and other current assets	2,201	2,257

Total current assets	61,329	66,087
Property and equipment, net	9,738	11,452
Investment in joint venture	73	162
Other noncurrent assets	482	491

Total assets	$71,622	$78,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515	$361
Employee benefits and related expenses	1,858	2,462
Accrued restructuring related charges	3,491	5,569
Other accrued liabilities	4,593	4,819
Deferred revenue	2,588	2,455
Current obligations under capital leases	25	54

Total current liabilities	13,070	15,720
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	362,708	362,662
Accumulated other comprehensive loss	(110)	(100)
Accumulated deficit	(304,079)	(300,123)

Total stockholders’ equity	58,552	62,472

Total liabilities and stockholders’ equity	$71,622	$78,192

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2001.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenues:
Transaction and support	$5,054	$5,345
Professional services	748	1,272
Enterprise software	1,009	1,099

Total revenues	6,811	7,716

Cost of revenues:
Transaction and support	2,694	4,072
Professional services	441	601
Enterprise software	109	274
Amortization of developed technology	—	883

Cost of revenues	3,244	5,830
Gross profit	3,567	1,886

Operating expenses:
Product development	2,315	4,940
Sales and marketing	3,776	6,538
General and administrative	1,674	3,110
Amortization of goodwill and other intangible assets	—	11,436
Deferred compensation amortization	—	769
Restructuring charge	—	3,271

Total operating expenses	7,765	30,064

Loss from operations	(4,198)	(28,178)
Loss on investment in joint venture	(89)	(106)
Interest income, net	331	1,308

Net loss	$(3,956)	$(26,976)

Basic and diluted net loss per share	$(0.12)	$(0.77)

Weighted average number of shares used in computing basic and diluted net loss per share	32,930	35,138

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(3,956)	$(26,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,726	2,087
Amortization of goodwill and other intangible assets	—	11,436
Amortization of developed technology	—	883
Amortization of deferred compensation	—	769
Loss on investment in joint venture	89	106
Loss on disposal of property and equipment	—	554
Changes in operating assets and liabilities:
Accounts receivable	319	1,406
Prepaid expenses and other current assets	56	126
Other noncurrent assets	9	135
Accounts payable	154	(230)
Other accrued liabilities	(2,908)	(1,119)
Deferred revenue	133	(57)

Net cash used in operating activities	(4,378)	(10,880)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12)	(1,164)
Purchases of short-term investments	(7,307)	(15,579)
Maturities of short-term investments	9,372	50,231

Net cash provided by investing activities	2,053	33,488

CASH FLOWS FROM FINANCING ACTIVITES:
Principal payments on capital lease obligations	(29)	(209)
Proceeds from exercise of stock options	84	29
Proceeds from employee stock purchase plan	41	296
Repurchase of common stock, net	(79)	—

Net cash provided by financing activities	17	116
Effect of exchange rates on cash	(10)	(79)

Increase (decrease) in cash and cash equivalents	(2,318)	22,645
Cash and cash equivalents at beginning of period	36,749	26,129

Cash and cash equivalents at end of period	$34,431	$48,774

Supplemental schedule of noncash financing activities:
Interest paid	$1	$10

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and a restructuring charge, see Note 3) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 27, 2002, SEC File No. 000-26477.

2.	SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments.

The Company views its operations as principally three segments, e-commerce transaction services and support, professional services, and enterprise software, and manages the business based on the revenues of these segments. The following table presents revenues and cost of revenues by the Company’s three business units for the three-month periods ended March 31, 2002 and 2001. There were no inter-business unit sales or transfers. The Company’s Chief Executive Officer (CEO) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expense, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues:
E-commerce transaction services and support	$5,054	$5,345
Professional services	748	1,272
Enterprise software	1,009	1,099

Total revenues	$6,811	$7,716

Cost of revenues:
E-commerce transaction services and support	$2,694	$4,072
Professional services	441	601
Enterprise software	109	274
Amortization of developed technology	—	883

Total cost of revenues	$3,244	$5,830

Additionally, one customer accounted for 11% of the Company’s revenues during the three months ended March 31, 2001. No customer accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2002, but approximately 11% of the Company’s accounts receivable balance was due from one professional services customer as of March 31, 2002.

3.	RESTRUCTURING CHARGE

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business.

Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including closure of the Company’s St. Louis facility and the exiting of under-utilized space in its Mountain View facility. The following table summarizes the costs and activities during the first quarter of fiscal 2002, related to the fourth quarter 2001 restructuring.

	Balance at December 31, 2001	Cash Payments	Non-cash Charges	Balance at March 31, 2002
Severance and benefits	$2,092	$1,612	$—	$480
Facilities	3,477	466	—	3,011

	$5,569	$2,078	$—	$3,491

As of March 31, 2002, the remaining accrued restructuring related charges included severance and benefits, which will be paid out during fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

During the first and third quarters of fiscal 2001, the Company also incurred restructuring charges totaling approximately $4.6 million. These charges primarily related to severance costs related to reductions in the Company’s workforce. There were no outstanding obligations related to these restructurings as of December 31, 2001.

4.	COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(3,956)	$(26,976)
Change in cumulative foreign currency translation adjustment	(10)	(79)

Comprehensive loss	$(3,966)	$(27,055)

5.	NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128). If the Company had reported net income for the three months ended March 31, 2002 and 2001, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 575,180 and 553,386 shares of common stock at March 31, 2002 and 2001, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

6.	LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, the Company’s Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company’s initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The amended complaint also added a former member of the Company’s board of directors as an individual defendant. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. The Company believes that the allegations seem directed primarily at its underwriters and has been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. The Company intends to exercise its indemnification rights against the underwriters and to defend itself vigorously. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

7.	COMMON STOCK REPURCHASE PROGRAM

On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over the twelve month period beginning at January 22, 2001 to repurchase shares of the Company’s common stock. During the twelve months ended January 21, 2002, the Company repurchased 2,838,515 shares at an average price of $1.05 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over the twelve month period beginning at January 22, 2002 to repurchase shares of the Company’s common stock. During the period beginning January 22, 2002 and ended March 31, 2002, the Company repurchased 44,000 shares at an average price of $1.76 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations” and No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is prohibited for business combinations initiated after June 30, 2001. SFAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. As of December 31, 2001, the Company had no goodwill or other intangible assets. Therefore, the adoption of SFAS 142 in the quarter ended March 31, 2002 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121 and provides guidance on classification and accounting for such assets when held for sale or abandonment. The Company adopted SFAS 144 in the quarter ended March 31, 2002. The adoption of SFAS 144 did not have a material effect on the Company’s financial position, results of operations or cash flows.

ITEM 2.	M ANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to expectations regarding liquidity and adequacy of cash resources; and our intentions to expand our business; and our belief that an adverse outcome in the class action lawsuits pending against us would not have a material adverse effect on us. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002.

OVERVIEW

We derive substantially all of our revenues from Internet monthly transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. We do not have vendor-specific objective evidence for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we recognize the entire contract ratably over the term of the maintenance period. We have incurred significant losses since our inception, and through March 31, 2002 had incurred cumulative losses of approximately $308.6 million. We expect to continue to incur substantial operating losses for the foreseeable future.

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

We had increased the number of our employees from 45 employees at December 31, 1997 to 448 at December 31, 2000. During fiscal 2001, we reduced the number of employees by 270 as we restructured and realigned our resources to better manage and control our business. As of March 31, 2002, we had 178 employees.

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

Restructuring and Other Non-Recurring Charges

During fiscal year 2001, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. During fiscal year 2001, we completed an analysis under Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets,” to determine if our goodwill and other intangible assets recorded in September 2000 upon our acquisition of PaylinX Corporation were impaired. We concluded that certain events and changes in circumstances, including a decrease in our market capitalization during fiscal 2001 and a decline in the estimated future growth of the enterprise payment software market, were indicators of impairment of the remaining goodwill and other intangible assets. As a result, we recorded a non-cash write-off of the remaining goodwill and other intangible assets in fiscal year 2001 and therefore, the adoption of the new standard did not have a material effect on our financial position or results of operations.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate further, resulting in their inability to make payments, additional allowances may be required.

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes to these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 6 in the notes to condensed consolidated financial statements, as of March 31, 2002, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Revenues. Revenues were $6.8 million for the three months ended March 31, 2002 as compared to $7.7 million for the three months ended March 31, 2001, a decrease of approximately $0.9 million or 11.7%. Transaction and support revenues were $5.1 million for the three months ended March 31, 2002 as compared to $5.3 million for the three months ended March 31, 2001, a decrease of approximately $0.3 million or 5.4%. Our transactions processed were approximately 50.0 million during the three months ended March 31, 2002 as compared to approximately 56.8 million processed during the three months ended March 31, 2001. The decrease in revenue and transactions processed is due primarily to the loss of a significant customer in November of 2001, which accounted for approximately 11% of our revenues during the three months ended March 31, 2001. Professional services revenues decreased to $0.7 million for the three months ended March 31, 2002, a decrease of approximately 41.2% as compared to $1.3 million for the three months ended March 31, 2001, due to a decrease in the number and dollar magnitude of professional services projects that occurred during the three months ended March 31, 2002. Enterprise software license and maintenance revenues were $1.0 million during the three months ended March 31, 2002 as compared to $1.1 million for the three months ended March 31, 2001. As of March 31, 2002, approximately 11% of our accounts receivable balance was due from one professional services customer.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $2.7 million or 53.3% of transaction and support revenues for the three months ended March 31, 2002 as compared to $4.1 million or 76.2% of transaction and support revenues for the three months ended March 31, 2001. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Professional services cost of revenues consist principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.4 million or 59.0% of professional services revenues for the three months ended March 31, 2002 as compared to $0.6 million or 47.2% of professional services revenues for the three months ended March 31, 2001. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due to lower professional services profit margins resulting from lower realization fixed fee projects during the three months ended March 31, 2002. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 10.8% of enterprise software revenues for the three months ended March 31, 2002 as compared to $0.3 million or 24.9% of enterprise software revenues for the three months ended March 31, 2001. The decrease in absolute dollars and as a percentage of enterprise software revenues is primarily due to the reduction in customer support personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Included in cost of revenues during the three months ended March 31, 2001 is $0.9 million of amortization of developed technology resulting from the acquisition of PaylinX Corporation in September 2000.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.3 million for the three months ended March 31, 2002 as compared to $4.9 million for the three months ended March 31, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower facility costs, which decreased by approximately $1.7 million and $0.5 million, respectively, in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $3.8 million for the three months ended March 31, 2002 as compared to $6.5 million for the three months ended March 31, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year, which decreased by approximately $2.3 million in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.7 million for the three months ended March 31, 2002 as compared to $3.1 million for the three months ended March 31, 2001. The decrease is primarily due to lower external services costs and to a lesser extent, lower personnel-related costs resulting from lower headcount than in the prior year, which decreased by approximately $0.7 million and $0.4 million, respectively, in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Amortization of Goodwill and Other Intangible Assets. During the three months ended March 31, 2001, we recorded $11.4 million of amortization of goodwill and other intangible assets, resulting from our acquisition of PaylinX. Goodwill and other intangible assets were being amortized on a straight-line basis over the estimated useful lives of three to five years. In November 2001, we evaluated the carrying value of our goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (SFAS 121). Based on our analysis under SFAS 121, we concluded that the goodwill and other intangible assets recorded as a result of our acquisition of PaylinX were impaired. As a result, we recorded a write-off of the goodwill and other intangible assets in November 2001.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $0.8 million for the three months ended March 31, 2001. As of December 31, 2001, all remaining unamortized deferred compensation related to our acquisition of PaylinX had been written off as the personnel for which the deferred compensation had been recorded are no longer employed by us due to our restructurings.

Restructuring Charge. During the three months ended March 31, 2001, we recorded a restructuring charge of approximately $3.3 million primarily related to the reduction of headcount. No amounts related to this restructuring remained outstanding at March 31, 2002.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the three months ended March 31, 2002 and 2001, we recorded a loss of approximately $89,000 and $106,000, respectively, which represents our share of the joint venture’s loss for the periods.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.3 million for the three months ended March 31, 2002 as compared to $1.3 million for the three months ended March 31, 2001. The decrease is primarily due to decreased cash, cash equivalents and short-term investments balances as a result of our operating losses incurred since March 31, 2001 and, to a lesser extent, lower investment yields. Interest expense was $1,000 for the three months ended March 31, 2002 as compared to $10,000 in the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $4.4 million from $59.1 million at December 31, 2001 to $54.7 million at March 31, 2002. The decrease is primarily due to our use of $4.4 million to fund operations during the three months ended March 31, 2002, which includes $2.1 million in severance and facility-related payments resulting from our restructuring in December 2001.

Net cash used in our operating activities was $4.4 million for the three months ended March 31, 2002 as compared to $10.9 million for the three months ended March 31, 2001. The decrease is primarily due to the decrease in our net loss, offset by decreases in depreciation and amortization of intangible assets.

Net cash provided by investing activities was $2.1 million during the three months ended March 31, 2002 as compared to $33.5 million for the three months ended March 31, 2001. Net cash provided by investing activities was composed primarily of $9.4 million of cash received as a result of maturities of short-term investments, offset by $7.3 million of purchases of short-term investments. The decrease is primarily due to the decrease in our short-term investments during the year ended December 31, 2001 and, to a lesser extent, the decrease in purchases of property and equipment.

Net cash provided by financing activities was $17,000 during the three months ended March 31, 2002 as compared to $116,000 for the three months ended March 31, 2001. The decrease is primarily due to the decrease in proceeds from the sale of stock pursuant to our employee stock purchase plan.

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $29.8 million in 1999, $75.0 million in 2000, $185.0 million in 2001 and $4.0 million in the three months ended March 31, 2002. As of March 31, 2002, we had incurred cumulative losses of $308.6 million. We will need to generate significantly higher revenues in order to achieve profitability and may not be able to sustain those revenues if achieved.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), HNC Software, InfoSpace, Paymetrics, Retail Decisions plc, TrinTech and VeriSign. In addition, VISA has announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as AT&T, First Data Corporation, General Electric and Mastercard, may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. We have not been engaged, and may not be engaged in the future for additional projects of similar or larger size or the demand for professional services may decrease further. For instance, professional services revenue decreased from $9.0 million for the year ended December 31, 2000 to $3.4 million for the year ended December 31, 2001 and from $1.3 million for the three months ended March 31, 2001 to $0.7 million for the three month ended March 31, 2002. In addition, given reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

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

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to intangible assets, any of which could materially and adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

•	difficulties in assimilating the operations, technologies, products and personnel of an acquired business;

•	risks of entering markets in which we have either no or limited prior experiences;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees of an acquired business.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a relatively large magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of December 31, 2001, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

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

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified marketing, sales and technical personnel when needed. Competition for these types of employees is intense due to the limited number of qualified professionals. We have in the past experienced difficulty in recruiting marketing, sales, engineering and support personnel. Failure to attract and retain personnel could make it difficult for us to manage our business and meet our objectives.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.4%, 5.1% and 5.7% of our revenues in 2000, 2001 and during the three months ended March 31, 2002, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of March 31, 2002, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

Due to the nature of our short-term investments, which are primarily government bonds, we have concluded that there is no material market risk exposure.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the prospectus for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The amended complaint also added a former member of our board of directors as an individual defendant. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. We believe that the allegations seem directed primarily at our underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. We intend to exercise our indemnification rights against the underwriters and to defend ourselves vigorously. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations or cash flows.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $20.8 million of net proceeds as of December 31, 2001 from the second public offering in November 1999, we used $4.4 million to fund operations and used $0.1 million to repurchase shares of our common stock during the three months ended March 31, 2002. The remaining $16.3 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of March 31, 2002. On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the three months ended March 31, 2002, the Company repurchased 44,000 shares at an average price of $1.76 per share for a total cost of $77,400, net of repurchase costs. No shares have been repurchased subsequent to March 31, 2002.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.
3.2*	CyberSource Corporation’s Bylaws.
3.3*	Bylaw Amendment.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b) Reports on Form 8-K.

We did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	CYBERSOURCE CORPORATION (Registrant)

	By:	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer Vice President of Finance (Authorized Officer and Principal Financial Officer)