Form 10-Q
period 2002-06-30
CYBERSOURCE CORP
filed 2002-08-12
CIK 934280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-26477

CYBERSOURCE CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	77-0472961
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1295 Charleston Road
Mountain View, California 94043
(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (650) 965-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of July 31, 2002, there were 33,014,020 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 25 pages with the Index to Exhibits located on page 24.

CYBERSOURCE CORPORATION
INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 30, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,915	$36,749
Short-term investments	22,454	22,367
Accounts receivable, net	4,419	4,714
Prepaid expenses and other current assets	1,835	2,257

Total current assets	58,623	66,087
Property and equipment, net	8,067	11,452
Investment in joint venture	—	162
Other noncurrent assets	772	491

Total assets	$67,462	$78,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$416	$361
Employee benefits and related expenses	1,783	2,462
Accrued restructuring related charges	2,716	5,569
Other accrued liabilities	4,440	4,819
Deferred revenue	2,651	2,455
Current obligations under capital leases	18	54

Total current liabilities	12,024	15,720
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	362,521	362,662
Accumulated other comprehensive loss	(75)	(100)
Accumulated deficit	(307,041)	(300,123)

Total stockholders’ equity	55,438	62,472

Total liabilities and stockholders’ equity	$67,462	$78,192

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2001.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Transaction and support	$4,928	$5,717	$9,982	$11,062
Professional services	963	742	1,711	2,014
Enterprise software	1,020	1,293	2,029	2,392

Total revenues	6,911	7,752	13,722	15,468
Cost of revenues:
Transaction and support	2,511	3,736	5,205	7,808
Professional services	497	461	938	1,062
Enterprise software	142	247	251	521
Amortization of developed technology	—	883	—	1,766

Cost of revenues	3,150	5,327	6,394	11,157
Gross profit	3,761	2,425	7,328	4,311
Operating expenses:
Product development	1,958	4,521	4,273	9,460
Sales and marketing	3,663	5,651	7,439	12,189
General and administrative	1,329	3,179	3,003	6,289
Amortization of goodwill and other intangible assets	—	11,436	—	22,873
Deferred compensation amortization	—	747	—	1,516
Restructuring charges	—	—	—	3,271

Total operating expenses	6,950	25,534	14,715	55,598

Loss from operations	(3,189)	(23,109)	(7,387)	(51,287)
Loss on investment in joint venture	(73)	(104)	(162)	(210)
Interest income, net	300	903	631	2,211

Net loss	$(2,962)	$(22,310)	$(6,918)	$(49,286)

Basic and diluted net loss per share	$(0.09)	$(0.63)	$(0.21)	$(1.40)

Shares used in computing basic and diluted net loss per share	33,014	35,370	32,976	35,260

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,918)	$(49,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,447	4,327
Amortization of goodwill and other intangible assets	—	22,873
Amortization of developed technology	—	1,766
Amortization of deferred compensation	—	1,516
Loss on investment in joint venture	162	210
Loss on disposal of property and equipment	—	554
Changes in operating assets and liabilities:
Accounts receivable	295	2,521
Prepaid expenses and other current assets	422	(78)
Other noncurrent assets	19	205
Accounts payable	55	(118)
Other accrued liabilities	(3,911)	(1,969)
Deferred revenue	196	213

Net cash used in operating activities	(6,233)	(17,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62)	(1,435)
Issuance of promissory note under loan agreement	(300)	—
Purchases of short-term investments	(14,565)	(24,690)
Maturities of short-term investments	14,478	71,731

Net cash provided by (used in) investing activities	(449)	45,606

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(36)	(277)
Proceeds from exercise of stock options	220	211
Proceeds from employee stock purchase plan	41	296
Repurchase of common stock	(402)	(10)

Net cash provided by (used in) financing activities	(177)	220
Effect of exchange rate changes on cash	25	(85)

Increase (decrease) in cash and cash equivalents	(6,834)	28,475
Cash and cash equivalents at beginning of period	36,749	26,129

Cash and cash equivalents at end of period	$29,915	$54,604

Supplemental schedule of noncash financing activities:
Interest paid	$1	$15

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and a restructuring charge, see Note 4) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 27, 2002, SEC File No. 000-26477.

2.    STRATEGIC ALLIANCE

In June 2002, the Company entered into an Original Equipment Manufacturer (“OEM”) agreement with a privately held provider (the “Alliance”) of e-commerce software and services to small and medium-sized businesses. Under the terms of the agreement, the Company’s transaction processing services will be resold to the customers of the Alliance. Revenue generated under the agreement will be shared equally between the Company and the Alliance, after certain costs associated with delivering such services have been reimbursed to both parties, and will be recognized once such services have been provided.

In conjunction with the OEM agreement, the Company and the Alliance also entered into a loan agreement whereby the Company provided an initial loan to the Alliance of $300,000 in June 2002 and an additional loan of $300,000 in August 2002 pursuant to a promissory note. The Alliance’s allocation of revenue under the OEM agreement must first be used to repay the indebtedness outstanding under the loan. Any remaining principal and accrued interest is payable in full in June 2004. The loan accrues interest at an annual rate of 5% and is secured by substantially all of the Alliance’s assets. In conjunction with the loan agreement, the Company also received a warrant to purchase 680,550 shares of the Alliance’s common stock at an exercise price of $0.28 per share. The warrant is fully vested, expires in June 2004 and has been assessed a value of approximately $95,000 using the Black Scholes valuation model. The principal and accrued interest on the loan, as well as the value of the warrant, have been classified as other noncurrent assets in the Company’s balance sheet as of June 30, 2002.

3.    SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments.

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) professional services and (iii) enterprise software. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s three business units for the three and six-month periods ended June 30, 2002 and 2001. There were no inter-business unit sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
E-commerce transaction services and support	$4,928	$5,717	$9,982	$11,062
Professional services	963	742	1,711	2,014
Enterprise software	1,020	1,293	2,029	2,392

Total revenues	$6,911	$7,752	$13,722	$15,468

Cost of revenues:
E-commerce transaction services and support	$2,511	$3,736	$5,205	$7,808
Professional services	497	461	938	1,062
Enterprise software	142	247	251	521
Amortization of developed technology	—	883	—	1,766

Total cost of revenues	$3,150	$5,327	$6,394	$11,157

Additionally, during the three months ended June 30, 2001, one customer accounted for 10.0% of the Company’s revenues. No customer accounted for more than 10.0% of the Company’s revenues during the three months ended June 30, 2002.

4.    RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business.

Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including closure of the Company’s St. Louis facility and the exiting of under-utilized space in its Mountain View facility. The following table summarizes the costs and activities during the first six months of fiscal 2002, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2001	Cash Payments	Non-cash Charges	Balance at June 30, 2002
Severance and benefits	$2,092	$1,900	$—	$192
Facilities	3,477	908	45	2,524

	$5,569	$2,808	$45	$2,716

As of June 30, 2002, the remaining accrued restructuring related charges included severance and benefits, which will be paid out during the remainder of fiscal 2002, and redundant facilities costs, which will be paid over the respective remaining lease terms.

During the first and third quarters of fiscal 2001, the Company also incurred restructuring charges totaling approximately $4.6 million. These charges related primarily to severance costs related to reductions in the Company’s workforce. There were no outstanding obligations related to these restructurings as of December 31, 2001.

5.    COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(2,962)	$(22,310)	$(6,918)	$(49,286)
Change in cumulative translation adjustment	35	(6)	25	(85)

Comprehensive loss	$(2,927)	$(22,316)	$(6,893)	$(49,371)

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128). If the Company had reported net income for the six months ended June 30, 2002 and 2001, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 674,781 and 497,140 shares of common stock at June 30, 2002 and 2001, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

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

8.    COMMON STOCK REPURCHASE PROGRAM

On January 22, 2001, the Board of Directors authorized management to use up to $20.0 million over a twelve-month period beginning at January 22, 2001 to repurchase shares of the Company’s common stock. During the twelve months ended January 21, 2002, the Company repurchased 2,838,515 shares at an average price of $1.05 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2002 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2002 and ended June 30, 2002, the Company has repurchased 197,200 shares at an average price of $2.04 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to our expectation regarding liquidity and adequacy of cash resources; our intention to expand our business; our estimations regarding employee separation costs and the settlements of contractual obligations arising out of our restructuring activities; our estimations regarding facility exit costs and our assumptions regarding the identification of and rental rate to be paid by a sublessee; and our belief that an adverse outcome in the class action lawsuits pending against us would not have a material adverse effect on us. Actual results could differ materially from those projected in any forward-looking statements for the reasons detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002.

OVERVIEW

We derive substantially all of our revenues from Internet monthly transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. We do not have vendor-specific objective evidence for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we recognize the entire contract ratably over the term of the maintenance period. We have incurred significant losses since our inception, and through June 30, 2002 had incurred cumulative losses of approximately $311.6 million. We expect to continue to incur substantial operating losses for the foreseeable future.

In view of the rapidly evolving nature of our business, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance. Moreover, we do not believe that our historical growth rates are indicative of future results.

We had increased the number of our employees from 45 employees at December 31, 1997 to 448 at December 31, 2000. During fiscal 2001, we reduced the number of employees by 270 as we restructured and realigned our resources to better manage and control our business. As of June 30, 2002, we had 177 employees.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Restructuring and Other Non-Recurring Charges

During fiscal year 2001, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. The actual costs may differ from these estimates.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required. These estimates are based on historical bad debt experience and other known factors. If the historical data we used to determine these estimates does not properly reflect future losses, additional allowances may be required.

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes to these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 6 in the notes to condensed consolidated financial statements, as of June 30, 2002, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues.    Revenues were $6.9 million for the three months ended June 30, 2002 as compared to $7.8 million for the three months ended June 30, 2001, a decrease of approximately $0.9 million or 10.8%. Transaction and support revenues were $4.9 million for the three months ended June 30, 2002 as compared to $5.7 million for the three months ended June 30, 2001, a decrease of approximately $0.8 million or 13.8%. Our transactions processed were approximately 50.3 million during the three months ended June 30, 2002 as compared to approximately 60.8 million processed during the three months ended June 30, 2001. The decrease in revenue and transactions processed is due primarily to the loss of a significant customer in November of 2001, which accounted for approximately 10.0% of our revenues during the three months ended June 30, 2001. Professional services revenues increased to $1.0 million for the three months ended June 30, 2002, an increase of approximately 29.8% as compared to $0.7 million for the three months ended June 30, 2001, due to an increase in the average contract price of professional services projects that occurred during the three months ended June 30, 2002. Enterprise software license and maintenance revenues were $1.0 million for the three months ended June 30, 2002 as compared to $1.3 million for the three months ended June 30, 2001, a decrease of approximately $0.3 million or 21.1%. The decrease is due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during the twelve months ended June 30, 2002. During the three months ended June 30, 2001, one customer accounted for 10.0% of our revenues.

Cost of Revenues.    Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $2.5 million or 51.0% of transaction and support revenues for the three months ended June 30, 2002 as compared to $3.7 million or 65.3% of transaction and support revenues for the three months ended June 30, 2001. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel-related costs and depreciation expense, resulting from our restructuring activities during the year ended December 31, 2001. Professional services cost of revenues consist principally of personnel related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.5 million or 51.6% of professional services revenues for the three months ended June 30, 2002 as compared to $0.5 million or 62.1% of professional services revenues for the three months ended June 30, 2001. The decrease in professional services cost of revenues as a percentage of professional services revenues is due primarily to an increase in higher margin, fixed fee projects during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 13.9% of enterprise software revenues for the three months ended June 30, 2002 as compared to $0.2 million or 19.1% of enterprise software revenues for the three months ended June 30, 2001. The decrease in absolute dollars and as a percentage of enterprise software revenues is primarily due to the reduction in customer support personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Also included in cost of revenues during the three months ended June 30, 2001 is $0.9 million of amortization of developed technology resulting from the acquisition of PaylinX in September 2000.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new products and services, and to a lesser extent, facility costs and related overhead. Product development expenses were $2.0 million for the three months ended June 30, 2002 as compared to $4.5 million for the three months ended June 30, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower overhead costs, which decreased by approximately $1.7 million and $0.6 million, respectively, in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $3.7 million for the three months ended June 30, 2002 as compared to $5.7 million for the three months ended June 30, 2001. The decrease is primarily due to lower personnel-related costs of $1.4 million resulting from lower headcount than in the prior year and, to a lesser extent, lower operating and overhead costs of $0.4 million and $0.2 million, respectively, in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

General and Administrative.    General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.3 million for the three months ended June 30, 2002 as compared to $3.2 million for the three months ended June 30, 2001. The decrease is primarily due to decreases in personnel-related costs resulting from lower headcount than in the prior year, external services costs and bad debt expense, which decreased by approximately $0.5 million, $0.6 million and $0.4 million, respectively, in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Amortization of Goodwill and Other Intangible Assets.    During the three months ended June 30, 2001, we recorded $11.4 million of amortization of goodwill and other intangible assets, resulting from our acquisition of PaylinX. Goodwill and other intangible assets were being amortized on a straight-line basis over the estimated useful lives of three to five years. In November 2001, we evaluated the carrying value of our goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (SFAS 121). Based on our analysis under SFAS 121, we concluded that the goodwill and other intangible assets recorded as a result of our acquisition of PaylinX were impaired. As a result, we recorded a write-off of the goodwill and other intangible assets in November 2001.

Deferred Compensation Amortization.    Amortization expense related to deferred compensation was $0.7 million for the three months ended June 30, 2001. As of December 31, 2001, all remaining unamortized deferred compensation related to our acquisition of PaylinX had been written off as the personnel for which the deferred compensation had been recorded are no longer employed by us due to our restructurings.

Loss on Investment in Joint Venture.    On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the three months ended June 30, 2002 and 2001, we recorded a loss of approximately $73,000 and $104,000, respectively, which represents our share of the joint venture’s loss for the periods. As of June 30, 2002, we have recognized losses to the extent of our historical investment.

Interest Income, Net.    Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.3 million for the three months ended June 30, 2002 as compared to $0.9 million for the three months ended June 30, 2001. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred since June 30, 2001 and, to a lesser extent, slightly lower investment yields. Interest expense was less than $1,000 for the three months ended June 30, 2002 as compared to $4,000 in the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues.    Revenues were $13.7 million for the six months ended June 30, 2002 as compared to $15.5 million for the six months ended June 30, 2001, a decrease of approximately $1.8 million or 11.3%. Transaction and support revenues were $10.0 million for the six months ended June 30, 2002 as compared to $11.1 million for the six months ended June 30, 2001, a decrease of approximately $1.1 million or 9.8%. Our transactions processed were approximately 100.3 million during the six months ended June 30, 2002 as compared to approximately 117.6 million processed during the three months ended June 30, 2001. The decrease in revenue and transactions processed is due primarily to the loss of a significant customer in November of 2001, which accounted for approximately 10.4% of our revenues during the six months ended June 30, 2001. Professional services revenues decreased to $1.7 million for the six months ended June 30, 2002, a decrease of approximately 15.0% as compared to $2.0 million for the six months ended June 30, 2001, due to a decrease in number and dollar magnitude of professional services projects that occurred during the six months ended June 30, 2002. Enterprise software license and maintenance revenues were $2.0 million for the six months ended June 30, 2002 as compared to $2.4 million for the six months ended June 30, 2001, a decrease of approximately $0.4 million or 15.2%. The decrease is due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during the twelve months ended June 30, 2002. During the six months ended June 30, 2001, one customer accounted for 10.4% of our revenues.

Cost of Revenues.    Transaction and support cost of revenues were $5.2 million or 52.1% of transaction and support revenues for the six months ended June 30, 2002 as compared to $7.8 million or 70.6% of transaction and support revenues for the six months ended June 30, 2001. The decrease in absolute dollars and as a percentage of transaction and support revenue is primarily due to the reduction in personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Professional services cost of revenues were $0.9 million or 54.8% of professional services revenues for the six months ended June 30, 2002 as compared to $1.1 million or 52.7% of professional services revenues for the six months ended June 30, 2001. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects. Enterprise software cost of revenues was $0.3 million or 12.4% of enterprise software revenues for the six months ended June 30, 2002 as compared to $0.5 million or 21.8% of enterprise software revenues for the six months ended June 30, 2001. The decrease in absolute dollars and as a percentage of enterprise software revenues is primarily due to the reduction in customer support personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Included in cost of revenues during the six months ended June 30, 2001 is $1.8 million of amortization of developed technology resulting from the acquisition of PaylinX in September 2000.

Product Development.    Product development expenses were $4.3 million for the six months ended June 30, 2002 as compared to $9.5 million for the six months ended June 30, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower overhead costs, which decreased by $3.4 million and $1.0 million, respectively, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Sales and Marketing.    Sales and marketing expenses were $7.4 million for the six months ended June 30, 2002 as compared to $12.2 million for the six months ended June 30, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower facility and overhead costs, which decreased by approximately $3.7 million and $1.2 million, respectively, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

General and Administrative.    General and administrative expenses were $3.0 million for the six months ended June 30, 2002 as compared to $6.3 million for the six months ended June 30, 2001. The decrease is primarily due to decreases in personnel-related costs resulting from lower headcount than in the prior year, external services costs and bad debt expense, which decreased by approximately $0.8 million, $1.3 million and $0.6 million, respectively, in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Amortization of Goodwill and Other Intangible Assets.    During the six months ended June 30, 2001, we recorded $22.9 million of amortization of goodwill and other intangible assets, resulting from our acquisition of PaylinX. Goodwill and other intangible assets were being amortized on a straight-line basis over the estimated useful lives of three to five years. In November 2001, we evaluated the carrying value of our goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (SFAS 121). Based on our analysis under SFAS 121, we concluded that the goodwill and other intangible assets recorded as a result of our acquisition of PaylinX were impaired. As a result, we recorded a write-off of the goodwill and other intangible assets in November 2001.

Restructuring Charges.    During the six months ended June 30, 2001, we recorded a restructuring charge of approximately $3.3 million as a result of the realignment of our resources to better manage and control our business. No amounts related to this restructuring remained outstanding at June 30, 2002.

Deferred Compensation Amortization.    Amortization expense related to deferred compensation was $1.5 million for the six months ended June 30, 2001. As of December 31, 2001, all remaining unamortized deferred compensation related to our acquisition of PaylinX had been written off as the personnel for which the deferred compensation had been recorded are no longer employed by us due to our restructurings.

Loss on Investment in Joint Venture.    During the six months ended June 30, 2002 and 2001, we recorded a loss of approximately $162,000 and $210,000, respectively, related to CyberSource K.K. which represents our share of the joint venture’s loss for the periods.

Interest Income, Net.    Interest income was $0.6 million for the six months ended June 30, 2002 as compared to $2.2 million for the six months ended June 30, 2001. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred and, to a lesser extent, slightly lower investment yields. Interest expense was $1,000 for the six months ended June 30, 2002 as compared to $15,000 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $6.7 million from $59.1 million at December 31, 2001 to $52.4 million at June 30, 2002. The decrease is primarily due to our use of $6.5 million to fund operations during the six months ended June 30, 2002, which includes $2.8 million in severance and facility-related payments resulting from our restructuring in December 2001.

Net cash used in our operating activities was $6.2 million for the six months ended June 30, 2002 as compared to $17.3 million for the six months ended June 30, 2001. The decrease is primarily due to the decrease in our operating losses, offset by decreases in depreciation and amortization.

Net cash used in investing activities was $0.4 million during the six months ended June 30, 2002 as compared to net cash provided by investing activities of $45.6 million for the six months ended June 30, 2001. Net cash used by investing activities was composed primarily of $14.6 million of purchases of short-term investments and the issuance of a $0.3 million note receivable, offset by $14.5 million of cash received as a result of maturities of short-term investments. The decrease is primarily due to the decrease in our short-term investments during the year ended December 31, 2001 and, to a lesser extent, the decrease in purchases of property and equipment.

Net cash used in financing activities was $0.2 million during the six months ended June 30, 2002 as compared to net cash provided by financing activities of $0.2 million for the six months ended June 30, 2001. The decrease is primarily due to the increase in proceeds used in purchasing our common stock under the common stock repurchase program.

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $29.8 million in 1999, $75.0 million in 2000, $185.0 million in 2001 and $6.9 million in the six months ended June 30, 2002. As of June 30, 2002, we had incurred cumulative losses of $311.6 million. We will need to generate significantly higher revenues in order to achieve profitability and may not be able to sustain those revenues if achieved.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), HNC Software (acquired by Fair, Isaac), InfoSpace, Paymetrics, Retail Decisions, Trintech and VeriSign. In addition, Visa has announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the Internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as First Data Corporation, General Electric and MasterCard, may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services.

Many of our competitors have longer operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could seriously impede our ability to sell additional products and services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive. For example, Visa and MasterCard have introduced cardholder authentication solutions that, if widely adopted by consumers, may reduce demand for our fraud screening services. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to address the needs of our existing or prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell products and services through these channels. We expect that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition.

We Intend to Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization of expenses related to intangible assets, any of which could materially and adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California and Mesa, Arizona, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced several service interruptions of lesser duration. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. We have not been engaged, and may not be engaged in the future for additional projects of similar or larger size; in addition, the demand for professional services may decrease further. For instance, professional services revenue decreased from $9.0 million for the year ended December 31, 2000 to $3.4 million for the year ended December 31, 2001 and from $2.0 million for the six months ended June 30, 2001 to $1.7 million for the six months ended June 30, 2002. In addition, given reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

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

The Demand for Our Products and Services Could Be Negatively Affected by Reduced Growth of e-Commerce or Delays in the Development of the Internet Infrastructure

Sales of goods and services over the Internet do not currently represent a significant portion of overall sales of goods and services. We depend on the growing use and acceptance of the Internet as an effective medium of commerce by merchants and customers in the United States and internationally. Rapid growth in the use of and interest in the Internet is a relatively recent development. In particular, the sale of goods and services over the Internet has gained acceptance more slowly outside of the United States. We cannot be certain that acceptance and use of the Internet will continue to develop or that a sufficiently broad base of merchants and consumers will adopt, and continue to use, the Internet as a medium of commerce.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a relatively large magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of June 30, 2002, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

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

Our future success and our ability to expand our operations will also depend in large part on our ability to attract and retain additional qualified marketing, sales, engineering and support personnel when needed. Competition for these types of employees is intense due to the limited number of qualified professionals. We have in the past experienced difficulty in recruiting marketing, sales, engineering and support personnel. Failure to attract and retain personnel could make it difficult for us to manage our business and meet our objectives.

Our Management Team Must Work Together Effectively in Order to Expand Our Business, Increase Our Revenues and Improve Our Operating Results

Several of our existing management personnel have either joined us within the last year or have recently been promoted to management positions. As a result, there is a risk that management will not be able to work together effectively as a team to address the challenges to our business.

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

For example, some of our services may require us to comply with the Fair Credit Reporting Act (the “Act”). As a precaution, we have implemented processes and changes to our systems that we believe will bring us into compliance with the Act. Complying with the Act requires us to provide information about personal data stored by us or our merchants. Failure to comply with the Act could result in claims being made against us.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.4%, 5.1% and 5.8% of our revenues in 2000, 2001 and during the six months ended June 30, 2002, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of June 30, 2002, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

Due to the nature of our short-term investments, which are primarily government bonds, we have concluded that there is no material market risk exposure with respect to such investments.

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

Item 2.    Changes in Securities and Use of Proceeds

Of the remaining $16.3 million of net proceeds as of March 31, 2002 from the second public offering in November 1999, we used $2.2 million to fund operations and used $0.3 million to repurchase shares of our common stock during the three months ended June 30, 2002. The remaining $13.8 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of June 30, 2002. On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the six months ended June 30, 2002, the Company repurchased 197,200 shares at an average price of $2.04 per share for a total cost of $400,800, net of repurchase costs. From July 1, 2002 to August 2, 2002, the Company repurchased 88,100 shares at an average price of $2.01 per share.

Item 4.    Submission of Matters to a Vote of Securities Holders

The Company held its Annual Meeting of Stockholders on May 9, 2002. The stockholders voted on proposals to:

1.  Elect seven Directors of the Company.

2.  Ratify the appointment of Ernst & Young, LLP as the Company’s auditors for 2002.

The proposals were approved by the following votes:

1.  Election of Directors

Nominee	For	Against
William S. McKiernan	27,678,325	48,876
Ken Harris	27,696,125	31,076
Scott Loftesness	27,696,425	30,776
John J. McDonnell, Jr.	27,337,749	389,452
Steven P. Novak	27,696,425	30,776
Richard Scudellari	27,696,425	30,776
Kenneth R. Thornton	27,696,125	31,076

2.  Ratify appointment of Ernst & Young, LLP

For	Against	Abstained
27,704,908	12,409	9,884

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.
3.2*	CyberSource Corporation’s Bylaws.
3.3*	Bylaw Amendment.
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b)  Reports on Form 8-K.

We did not file any reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

By	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer Vice President of Finance (Authorized Officer and Principal Financial Officer)

Date: August 12, 2002