Form 10-Q
period 2002-09-30
CYBERSOURCE CORP
filed 2002-11-12
CIK 934280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

As of October 31, 2002, there were 32,833,345 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 28 pages with the Index to Exhibits located on page 25.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q
FOR QUARTER ENDED SEPTEMBER 30, 2002

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,926	$36,749
Short-term investments	20,292	22,367
Accounts receivable, net	4,016	4,714
Prepaid expenses and other current assets	2,055	2,257

Total current assets	56,289	66,087
Property and equipment, net	6,692	11,452
Investment in joint venture	—	162
Other noncurrent assets	1,088	491

Total assets	$64,069	$78,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$406	$361
Employee benefits and related expenses	1,818	2,462
Accrued restructuring related charges	2,136	5,569
Other accrued liabilities	4,427	4,819
Deferred revenue	2,164	2,455
Current obligations under capital leases	18	54

Total current liabilities	10,969	15,720
Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	362,184	362,662
Accumulated other comprehensive loss	(88)	(100)
Accumulated deficit	(309,029)	(300,123)

Total stockholders’ equity	53,100	62,472

Total liabilities and stockholders’ equity	$64,069	$78,192

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2001.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Transaction and support	$4,920	$5,612	$14,902	$16,674
Professional services	1,016	617	2,727	2,631
Enterprise software	988	1,347	3,017	3,739

Total revenues	6,924	7,576	20,646	23,044

Cost of revenues:
Transaction and support	2,247	3,367	7,452	11,175
Professional services	462	396	1,400	1,458
Enterprise software	134	236	385	757
Amortization of developed technology	—	883	—	2,649

Cost of revenues	2,843	4,882	9,237	16,039

Gross profit	4,081	2,694	11,409	7,005

Operating expenses:
Product development	1,990	4,084	6,263	13,544
Sales and marketing	2,779	4,329	10,218	16,517
General and administrative	1,461	2,507	4,464	8,796
Amortization of goodwill and other intangible assets	—	11,436	—	34,309
Deferred compensation amortization	—	643	—	2,159
Restructuring charges	122	1,980	122	5,251

Total operating expenses	6,352	24,979	21,067	80,576

Loss from operations	(2,271)	(22,285)	(9,658)	(73,571)
Loss on investment in joint venture	—	(114)	(162)	(324)
Interest income, net	283	656	914	2,867

Net loss	$(1,988)	$(21,743)	$(8,906)	$(71,028)

Basic and diluted net loss per share	$(0.06)	$(0.64)	$(0.27)	$(2.04)

Weighted average number of shares used in computing basic and diluted net loss per share	32,888	34,023	32,947	34,853

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,906)	$(71,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,898	6,404
Amortization of goodwill and other intangible assets	—	34,309
Amortization of developed technology	—	2,649
Amortization of deferred compensation	—	2,159
Loss on investment in joint venture	162	324
Loss on disposal of property and equipment	—	554
Changes in operating assets and liabilities:
Accounts receivable	698	3,894
Prepaid expenses and other current assets	202	(1,171)
Other noncurrent assets	3	221
Accounts payable	45	(639)
Other accrued liabilities	(4,469)	(1,914)
Deferred revenue	(291)	(664)

Net cash used in operating activities	(7,658)	(24,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(138)	(1,493)
Issuance of promissory note under loan agreement	(600)	—
Purchases of short-term investments	(27,701)	(39,547)
Maturities of short-term investments	29,776	85,739

Net cash provided by investing activities	1,337	44,699

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(36)	(372)
Proceeds from exercise of stock options	271	250
Proceeds from employee stock purchase plan	101	350
Repurchase of common stock	(850)	(2,507)

Net cash used in financing activities	(514)	(2,279)
Effect of exchange rate changes on cash	12	(52)

Increase (decrease) in cash and cash equivalents	(6,823)	17,466
Cash and cash equivalents at beginning of period	36,749	26,129

Cash and cash equivalents at end of period	$29,926	$43,595

Supplemental schedule of noncash financing activities:
Reversal of deferred compensation related to terminated employee	$—	$153

Interest paid	$1	$20

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 4) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 27, 2002, SEC File No. 000-26477.

2.  STRATEGIC ALLIANCE

In June 2002, the Company entered into an Original Equipment Manufacturer agreement (“OEM Agreement”) with a privately-held provider (the “Alliance”) of e-commerce software and services to small and medium-sized businesses. Under the terms of the OEM Agreement, the Company’s transaction processing services will be resold to the customers of the Alliance. Revenue generated under the OEM Agreement will be shared equally between the Company and the Alliance, after certain costs associated with delivering such services have been reimbursed to both parties, and will be recognized once such services have been provided.

In conjunction with the OEM Agreement, the Company and the Alliance also entered into a loan agreement whereby the Company provided an initial loan to the Alliance of $300,000 in June 2002 and an additional loan of $300,000 in August 2002 pursuant to a promissory note. The Alliance’s share of revenue under the OEM Agreement must first be used to repay the indebtedness outstanding under the loan. Any remaining principal and accrued interest is payable in full in June 2004. The loan accrues interest at an annual rate of 5% and is secured by substantially all of the Alliance’s assets. In conjunction with the loan agreement, the Company also received a warrant to purchase 680,550 shares of the Alliance’s common stock at an exercise price of $0.28 per share. The warrant is fully vested, expires in June 2004 and has been assessed a value of approximately $95,000 using the Black Scholes valuation model. The principal and accrued interest on the loan, as well as the value of the warrant, have been classified as other noncurrent assets in the Company’s condensed consolidated balance sheet as of September 30, 2002.

3.  SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments.

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) professional services and (iii) enterprise software. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s three business units for the three- and nine-month periods ended September 30, 2002 and September 30, 2001. There were no inter-business unit sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
E-commerce transaction services and support	$4,920	$5,612	$14,902	$16,674
Professional services	1,016	617	2,727	2,631
Enterprise software	988	1,347	3,017	3,739

Total revenues	$6,924	$7,576	$20,646	$23,044

Cost of revenues:
E-commerce transaction services and support	$2,247	$3,367	$7,452	$11,175
Professional services	462	396	1,400	1,458
Enterprise software	134	236	385	757
Amortization of developed technology	—	883	—	2,649

Total cost of revenues	$2,843	$4,882	$9,237	$16,039

Additionally, during the three and nine months ended September 30, 2001, one customer accounted for 10.8% and 10.6% of the Company’s revenues, respectively. No customer accounted for more than 10.0% of the Company’s revenues during the three and nine months ended September 30, 2002.

4.  RESTRUCTURING CHARGES

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business.

Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including closure of the Company’s St. Louis facility and the exiting of under-utilized space in its Mountain View facility. The following table summarizes the costs and activities during the first nine months of fiscal 2002, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2001	Cash Payments	Non-cash Charges	Balance at September 30, 2002
Severance and benefits	$2,092	$2,092	$—	$—
Facilities	3,477	1,350	64	2,063

	$5,569	$3,442	$64	$2,063

As of September 30, 2002, the remaining accrued restructuring related charges included redundant facilities costs, which will be paid over the respective remaining lease terms.

During the first and third quarters of fiscal 2001, the Company also incurred restructuring charges totaling approximately $4.6 million. These charges related primarily to severance costs related to reductions in the Company’s workforce. There were no outstanding obligations related to these restructurings as of December 31, 2001.

During the third quarter of fiscal 2002, the Company incurred restructuring charges totaling approximately $0.1 million. The charges represent the reduction of the Company’s workforce by 5 sales employees. There were no outstanding obligations related to this restructuring as of September 30, 2002.

5.  COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(1,988)	$(21,743)	$(8,906)	$(71,028)
Change in cumulative translation adjustment	(13)	33	12	(52)

Comprehensive loss	$(2,001)	$(21,710)	$(8,894)	$(71,080)

6.  NET LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128). If the Company had reported net income for the nine months ended September 30, 2002 and 2001, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 857,772 and 330,313 shares of common stock at September 30, 2002 and 2001, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

7.  LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, the Company’s Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company’s initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. The court has not yet ruled on the motion. Furthermore, in October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. The Company believes that the allegations seem directed primarily at its underwriters and has been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. The Company intends to exercise its indemnification rights against the underwriters and to defend itself vigorously. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

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

On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2002 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2002 and ended September 30, 2002, the Company has repurchased 428,000 shares at an average price of $1.97 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The effect of adoption of SFAS 146 is dependent on the Company’s related activities subsequent to the date of adoption.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to our expectations regarding liquidity and adequacy of cash resources; our intention to expand our business; our estimations regarding employee separation costs and the settlements of contractual obligations arising out of our restructuring activities; our estimations regarding facility exit costs and our assumptions regarding the identification of and rental rate to be paid by a sublessee; and our belief that an adverse outcome in the class action lawsuits pending against us would not have a material adverse effect on us. Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the Securities and Exchange Commission on March 27, 2002 (SEC File No. 000-264777).

OVERVIEW

We derive substantially all of our revenues from Internet monthly transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license and maintenance revenue is recognized when all elements of a contract have been delivered. We have incurred significant losses since our inception, and through September 30, 2002 had incurred cumulative losses of approximately $313.6 million. We expect to continue to incur substantial operating losses for the foreseeable future.

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

We had increased the number of our employees from 45 employees at December 31, 1997 to 448 at December 31, 2000. During fiscal 2001, we reduced the number of employees by 270 as we restructured and realigned our resources to better manage and control our business. As of September 30, 2002, we had 167 employees.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). SAB 101 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

As of September 30, 2002, we have not established vendor-specific objective evidence (“VSOE”) for license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we recognize the entire contract ratably over the term of the maintenance period. Beginning in the fourth quarter of 2002, we have changed our maintenance pricing and will evaluate whether, as a result of this change, we have established VSOE for new maintenance arrangements. If we do establish VSOE for maintenance revenue, we plan to utilize the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) and recognize software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. The result of this change could materially impact enterprise software revenue recognized in the future as software license revenue will no longer be deferred and recognized ratably over the term of the maintenance period. In addition, over the next twelve months, we would continue to ratably recognize enterprise software revenue that had previously been deferred prior to the establishment of VSOE for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9.

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

Restructuring and Other Non-Recurring Charges

During fiscal years 2001 and 2002, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. The actual costs may differ from these estimates.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes to these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 7 in the notes to condensed consolidated financial statements, as of September 30, 2002, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues. Revenues were $6.9 million for the three months ended September 30, 2002 as compared to $7.6 million for the three months ended September 30, 2001, a decrease of approximately $0.7 million or 8.6%. Transaction and support revenues were $4.9 million for the three months ended September 30, 2002 as compared to $5.6 million for the three months ended September 30, 2001, a decrease of approximately $0.7 million or 12.3%. Our transactions processed were approximately 52.2 million during the three months ended September 30, 2002 as compared to approximately 63.9 million processed during the three months ended September 30, 2001. The decrease in revenue and transactions processed is due primarily to the loss of a significant customer in November of 2001, which accounted for approximately 10.8% of our revenues during the three months ended September 30, 2001. Professional services revenues increased to $1.0 million for the three months ended September 30, 2002, an increase of approximately 64.7% as compared to $0.6 million for the three months ended September 30, 2001, due to an increase in the average contract price of professional services projects that occurred during the three months ended September 30, 2002. Enterprise software license and maintenance revenues were $1.0 million for the three months ended September 30, 2002 as compared to $1.3 million for the three months ended September 30, 2001, a decrease of approximately $0.3 million or 26.7%. The decrease is due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during the three months ended September 30, 2002 as compared to the three-month period ending September 30, 2001. During the three months ended September 30, 2001, one customer accounted for 10.8% of our revenues.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $2.2 million or 45.7% of transaction and support revenues for the three months ended September 30, 2002 as compared to $3.4 million or 60.0% of transaction and support revenues for the three months ended September 30, 2001. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel-related costs and depreciation expense, resulting from our restructuring activities during the year ended December 31, 2001. Professional services cost of revenues consist principally of personnel related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.5 million or 45.5% of professional services revenues for the three months ended September 30, 2002 as compared to $0.4 million or 64.2% of professional services revenues for the three months ended September 30, 2001. The decrease in professional services cost of revenues as a percentage of professional services revenues is due primarily to an increase in higher margin, fixed fee projects during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 13.6% of enterprise software revenues for the three months ended September 30, 2002 as compared to $0.2 million or 17.5% of enterprise software revenues for the three months ended September 30, 2001. The decrease in absolute dollars and as a percentage of enterprise software revenues is primarily due to the reduction in customer support personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Also included in cost of revenues during the three months ended September 30, 2001 is $0.9 million of amortization of developed technology resulting from the acquisition of PaylinX in September 2000.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new products and services, and to a lesser extent, facility costs and related overhead. Product development expenses were $2.0 million for the three months ended September 30, 2002 as compared to $4.1 million for the three months ended September 30, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower overhead costs, which decreased by approximately $1.4 million and $0.5 million, respectively, in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and other marketing program costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.8 million for the three months ended September 30, 2002 as compared to $4.3 million for the three months ended September 30, 2001. The decrease is primarily due to lower personnel-related costs of $1.0 million resulting from lower headcount than in the prior year and, to a lesser extent, lower marketing program costs of $0.2 million in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.5 million for the three months ended September 30, 2002 as compared to $2.5 million for the three months ended September 30, 2001. The decrease is primarily due to lower personnel-related costs of $0.5 million resulting from lower headcount than in the prior year and, to a lesser extent, lower bad debt expense of $0.2 million in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Amortization of Goodwill and Other Intangible Assets. During the three months ended September 30, 2001, we recorded $11.4 million of amortization of goodwill and other intangible assets, resulting from our acquisition of PaylinX. Goodwill and other intangible assets were being amortized on a straight-line basis over the estimated useful lives of three to five years. In November 2001, we evaluated the carrying value of our goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (SFAS 121). Based on our analysis under SFAS 121, we concluded that the goodwill and other intangible assets recorded as a result of our acquisition of PaylinX were impaired. As a result, we recorded a write-off of the goodwill and other intangible assets in November 2001.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $0.6 million for the three months ended September 30, 2001. As of December 31, 2001, all remaining unamortized deferred compensation related to our acquisition of PaylinX had been written off as the personnel for which the deferred compensation had been recorded are no longer employed by us due to our restructurings.

Restructuring Charges. During the three months ended September 30, 2002, we recorded a restructuring charge of approximately $0.1 million. The charge represents the reduction of our workforce by 5 sales employees. No amounts related to this restructuring remained outstanding at September 30, 2002.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. During the three months ended September 30, 2001, we recorded a loss of approximately $114,000 which represents our share of the joint venture’s loss for the period. As of June 30, 2002, we had recognized losses to the extent of our historical investment.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.3 million for the three months ended September 30, 2002 as compared to $0.7 million for the three months ended September 30, 2001. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred since September 30, 2001 and, to a lesser extent, slightly lower investment yields. Interest expense was less than $1,000 for the three months ended September 30, 2002 as compared to $5,000 in the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Revenues. Revenues were $20.6 million for the nine months ended September 30, 2002 as compared to $23.0 million for the nine months ended September 30, 2001, a decrease of approximately $2.4 million or 10.4%. Transaction and support revenues were $14.9 million for the nine months ended September 30, 2002 as compared to $16.7 million for the nine months ended September 30, 2001, a decrease of approximately $1.8 million or 10.6%. Our transactions processed were approximately 152.5 million during the nine months ended September 30, 2002 as compared to approximately 181.5 million processed during the nine months ended September 30, 2001. The decrease in revenue and transactions processed is due primarily to the loss of a significant customer in November of 2001, which accounted for approximately 10.6% of our revenues during the nine months ended September 30, 2001. Professional services revenues increased to $2.7 million for the nine months ended September 30, 2002, an increase of approximately 3.6% as compared to $2.6 million for the nine months ended September 30, 2001. Enterprise software license and maintenance revenues were $3.0 million for the nine months ended September 30, 2002 as compared to $3.7 million for the nine months ended September 30, 2001, a decrease of approximately $0.7 million or 19.3%. The decrease is due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during the twelve months ended September 30, 2002. During the nine months ended September 30, 2001, one customer accounted for 10.6% of our revenues.

Cost of Revenues. Transaction and support cost of revenues were $7.5 million or 50.0% of transaction and support revenues for the nine months ended September 30, 2002 as compared to $11.2 million or 67.0% of transaction and support revenues for the nine months ended September 30, 2001. The decrease in absolute dollars and as a percentage of transaction and support revenue is primarily due to the reduction in personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Professional services cost of revenues were $1.4 million or 51.3% of professional services revenues for the nine months ended September 30, 2002 as compared to $1.5 million or 55.4% of professional services revenues for the nine months ended September 30, 2001. The decrease in absolute dollars and as a percentage of professional services revenues is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects. Enterprise software cost of revenues were $0.4 million or 12.8% of enterprise software revenues for the nine months ended September 30, 2002 as compared to $0.8 million or 20.2% of enterprise software revenues for the nine months ended September 30, 2001. The decrease in absolute dollars and as a percentage of enterprise software revenues is primarily due to the reduction in customer support personnel-related costs resulting from our restructuring activities during the year ended December 31, 2001. Included in cost of revenues during the nine months ended September 30, 2001 is $2.6 million of amortization of developed technology resulting from the acquisition of PaylinX in September 2000.

Product Development. Product development expenses were $6.3 million for the nine months ended September 30, 2002 as compared to $13.5 million for the nine months ended September 30, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower overhead costs, which decreased by $4.8 million and $1.5 million, respectively, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Sales and Marketing. Sales and marketing expenses were $10.2 million for the nine months ended September 30, 2002 as compared to $16.5 million for the nine months ended September 30, 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year which decreased by approximately $4.7 million in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

General and Administrative. General and administrative expenses were $4.5 million for the nine months ended September 30, 2002 as compared to $8.8 million for the nine months ended September 30, 2001. The decrease is primarily due to decreases in personnel-related costs resulting from lower headcount than in the prior year, fees for outside professional services costs and bad debt expense, which decreased by approximately $1.3 million, $1.7 million and $1.3 million, respectively, in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Amortization of Goodwill and Other Intangible Assets. During the nine months ended September 30, 2001, we recorded $34.3 million of amortization of goodwill and other intangible assets, resulting from our acquisition of PaylinX. Goodwill and other intangible assets were being amortized on a straight-line basis over the estimated useful lives of three to five years. In November 2001, we evaluated the carrying value of our goodwill and other intangible assets under the guidance of SFAS 121. Based on our analysis under SFAS 121, we concluded that the goodwill and other intangible assets recorded as a result of our acquisition of PaylinX were impaired. As a result, we recorded a write-off of the goodwill and other intangible assets in November 2001.

Restructuring Charges. During the nine months ended September 30, 2002 and 2001, we recorded restructuring charges of approximately $0.1 million and $5.3 million, respectively, as a result of the realignment of our resources to better manage and control our business. The charges represent the reduction of our workforce by 5 and 174 employees, respectively. No amounts related to these restructurings remained outstanding at September 30, 2002.

Deferred Compensation Amortization. Amortization expense related to deferred compensation was $2.2 million for the nine months ended September 30, 2001. As of December 31, 2001, all remaining unamortized deferred compensation related to our acquisition of PaylinX had been written off as the personnel for which the deferred compensation had been recorded are no longer employed by us due to our restructurings.

Loss on Investment in Joint Venture. During the nine months ended September 30, 2002 and 2001, we recorded a loss of approximately $162,000 and $324,000, respectively, related to CyberSource K.K. which represents our share of the joint venture’s loss for the periods. As of June 30, 2002, we had recognized losses to the extent of our historical investment.

Interest Income, Net. Interest income was $0.9 million for the nine months ended September 30, 2002 as compared to $2.9 million for the nine months ended September 30, 2001. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred and, to a lesser extent, slightly lower investment yields. Interest expense was $1,000 for the nine months ended September 30, 2002 as compared to $20,000 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $8.9 million from $59.1 million at December 31, 2001 to $50.2 million at September 30, 2002. The decrease is primarily due to our use of $7.7 million to fund operations during the nine months ended September 30, 2002, which includes $3.4 million in severance and facility-related payments resulting from our restructuring in December 2001.

Net cash used in our operating activities was $7.7 million for the nine months ended September 30, 2002 as compared to $24.9 million for the nine months ended September 30, 2001. The decrease is primarily due to the decrease in our operating losses, offset by decreases in depreciation and amortization.

Net cash provided by investing activities was $1.3 million during the nine months ended September 30, 2002 as compared to $44.7 million for the nine months ended September 30, 2001. Net cash provided by investing activities during the nine months ended September 30, 2002 was composed primarily of $29.8 million of cash received as a result of maturities of short-term investments, offset by $27.7 million of purchases of short-term investments and the issuance of a $0.6 million promissory note. The decrease compared to the nine months ended September 30, 2001 is primarily due to the decrease in our short-term investments during the year ended December 31, 2001.

Net cash used in financing activities was $0.5 million during the nine months ended September 30, 2002 as compared to $2.3 million for the nine months ended September 30, 2001. The decrease is primarily due to the decrease in cash used to purchase our common stock under the common stock repurchase program.

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

We Have a History of Losses, Expect Future Losses and Cannot Assure You that We Will Achieve Profitability

We have not achieved profitability and cannot be certain that we will realize sufficient revenues to achieve profitability. We have incurred significant net losses since our inception. We incurred net losses of $29.8 million in 1999, $75.0 million in 2000, $185.0 million in 2001 and $8.9 million in the nine months ended September 30, 2002. As of September 30, 2002, we had incurred cumulative losses of $313.6 million. We will need to generate significantly higher revenues in order to achieve profitability and may not be able to sustain those revenues if achieved.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), Fair, Isaac, InfoSpace, Paymetrics, Retail Decisions, Trintech and VeriSign. In addition, Visa has announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the Internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as First Data Corporation may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from commerce and may offer, or provide a means for others to offer, commerce transaction services.

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

We May Pursue Strategic Acquisitions and Our Business Could Be Materially Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

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

Potential System Failures and Lack of Capacity Issues Could Negatively Affect Demand for Our Services

Our ability to deliver services to our merchants depends on the uninterrupted operation of our commerce transaction processing systems. Our systems and operations are vulnerable to damage or interruption from:

•	earthquake, fire, flood and other natural disasters;

•	power loss, telecommunications or data network failure, operator negligence, improper operation by employees, physical, electronic break-ins, terrorist attacks and similar events; and

•	computer viruses.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a relatively large magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of September 30, 2002, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

If We Lose Key Personnel, We May Not be Able to Successfully Manage Our Business and Achieve Our Objectives

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.4%, 5.1% and 6.5% of our revenues in 2000, 2001 and during the nine months ended September 30, 2002, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 4,988,842 shares of preferred stock. As of September 30, 2002, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Vice President of Finance (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. The court has not yet ruled on the motion. Furthermore, in October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. We believe that the allegations seem directed primarily at our underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. We intend to exercise our indemnification rights against the underwriters and to defend ourselves vigorously. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $13.8 million of net proceeds as of June 30, 2002 from the second public offering in November 1999, we used $1.7 million to fund operations and used $0.4 million to repurchase shares of our common stock during the three months ended September 30, 2002. The remaining $11.7 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of September 30, 2002. On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the nine months ended September 30, 2002, the Company repurchased 428,000 shares at an average price of $1.97 per share for a total cost of $0.8 million, net of repurchase costs. From October 1, 2002 to November 4, 2002, the Company repurchased 79,300 shares at an average price of $1.89 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.  OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the third quarter by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the third quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited delegated authority by the Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of Ernst & Young for the following non-audit services: (1) accounting consultations (2) statutory audits (3) tax compliance and consultations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description

3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws.

3.3*	Bylaw Amendment.

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

* Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated August 12, 2002 and filed August 12, 2002, to report the certification of the Company’s periodic report on Form 10-Q for the period ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: November 12, 2002	By:	/s/ Steven D. Pellizzer
Steven D. Pellizzer

Vice President of Finance (Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, William S. McKiernan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CyberSource Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ William S. McKiernan
William S. McKiernan Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Steven D. Pellizzer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CyberSource Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Steven D. Pellizzer
Steven D. Pellizzer Vice President of Finance (Principal Financial Officer)