Form 10-K
period 2002-12-31
CYBERSOURCE CORP
filed 2003-03-26
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-26477

CYBERSOURCE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0472961 (I.R.S. Employer Identification Number)

1295 Charleston Road

Mountain View, California 94043

(650) 965-6000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was approximately $60.8 million (based on a closing sale price of $2.32 per share as reported for the NASDAQ National Market on such date). Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 13, 2003 was 32,787,242.

Documents incorporated by reference: Part III of this Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding the potential growth of online retail sales under the heading “Item 1, Business—Market Characteristics”; statements regarding (a) our belief that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages and (b) our belief that licensing third-party technology shortens time-to-market without compromising our competitive position or product quality under the heading “Item 1, Business—Product Development”; statements regarding (a) our belief that our success depends upon our proprietary technology and licensed technology, (b) our belief that numerous patent applications relating to the Internet commerce field have been filed or have been issued and (c) our belief that we can not be completely assured that our intellectual property rights are protected under the heading “Item 1, Business—Intellectual Property”; the statements regarding (a) our expectation that competition may intensify in the future and include additional competitors, (b) our belief that our competitors may be able to respond more quickly than we can to new developments, (c) our beliefs regarding certain additional potentialities contained in the general competitive landscape and (d) our belief that, although we presently compete favorably with respect to each of the listed competitive factors, the rapid evolving market may adversely affect our ability to compete successfully against current and future competitors under the heading “Item 1, Business—Competition”; the statement regarding our beliefs with respect to our systems and processes and the Fair Credit Reporting Act under the heading of “Item 1, Business—Regulations”; the statement regarding our belief with respect to the primary direction of certain lawsuits and the potential adverse effects of lawsuits under the heading of “Item 3, Legal Proceedings”; statements regarding (a) our expectation that we will continue to incur substantial operating losses for the foreseeable future, (b) our belief that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance, and (c) our belief that our historical growth rates achieved prior to 2001 are not indicative of future results under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview”; statements regarding our belief regarding the application of judgment in certain of our accounting policies under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”; statements regarding our belief that current legal proceedings will not have a material impact on our consolidated financial condition, results of operations or cash flows under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Contingencies”; statements regarding our expectations with respect to the costs associated with various groups of personnel under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”; statements regarding (a) our belief that there is sufficient cash and short-term investment balances to meet our working capital and other capital requirements for at least the next twelve months, (b) our expectation to continue to use cash to fund expected operating losses, (c) the potential need to obtain additional equity or debt financing if our capital resources are insufficient to fund our future activities, under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; statements regarding (a) our intention to vigorously defend against the lawsuits and (b) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on our financial position or results of operations, under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Litigation and Contingencies”. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed below, as well as those disclosed from time to time in the Company’s Reports on Forms 10-Q and 8-K.

PART I

ITEM 1:    BUSINESS

Company Overview

CyberSource Corporation provides secure payment and risk management solutions to organizations that process orders for goods and services over the Internet. We connect businesses to a large network of payment processors, thereby enabling them to accept credit cards, electronic checks, and other forms of electronic payment. Traditionally, our target customer base has been medium and large enterprises, but during the last year we have also focused development and marketing efforts on the small business environment. In 2002, we processed approximately 214 million transactions. The dollar value of all credit card authorizations we processed in 2002 exceeded $9 billion, an average of more than $1 million per hour. We estimate that approximately one out of eight dollars spent online by consumers in the United States during 2002 was processed through CyberSource. Our customers sell electronically through multiple channels that include not just the online model, but also call centers, interactive voice response units, kiosks, and point-of-sale environments.

Operated as a division of Beyond.com since March 1996, CyberSource Corporation was spun-off and incorporated in Delaware in December 1997 under the name Internet Commerce Services Corporation. In October 1998, we changed our name to CyberSource Corporation. Our headquarters are located at 1295 Charleston Road, Mountain View, California 94043, and our telephone number is (650) 965-6000. We maintain a website at www.cybersource.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, www.cybersource.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Market Characteristics

In 1997, Forrester Research defined the total U.S. online consumer market for that year to be $2.4 billion. The estimate for 2002 was over thirty times that number—$72 billion. Forrester believes online consumer sales in 2005 will amount to $148 billion. These growth figures are predicted despite the economic downturn that has occurred over the last three years. As the online consumer market has grown, business requirements and attitudes about electronic commerce have evolved.

Internet sales have become strategic

What began as an online sales “experiment” for many organizations has become a strategic component of the business plan. A potential new avenue for sales has evolved into an important sales channel for a significant and growing number of enterprises.

Payment options have expanded

Although credit cards have long been the dominant payment method available to online purchasers, alternative consumer preferences and cultural differences have impacted the global payment environment. This has resulted in a wide spectrum of payment options, such as debit cards, electronic checks, and stored value certificates, emerging worldwide.

Fraud has emerged as a pivotal issue in the marketplace

Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in October 2002, concluded that online sellers expected fraudulent transactions to diminish revenues, on average, by 3% in 2003.

Multi-channel businesses dominate

Online business today has moved away from the Web-only dot.com to an environment where online retail is dominated by organizations that sell through a variety of sales channels, ranging from traditional point-of-sale, to mail order, to online.

Online Sales are Increasingly Global

During 2002, we experienced a noticeable trend among some of our large U.S. customers seeking greater and more ready access to international markets, especially Europe. Conducting online commerce internationally involves embracing support for more payment types, the ability to cope with additional connectivity issues, and higher fraud risk.

Greater complexity

The combination of these market characteristics are making electronic payment transactions increasingly complex. In addition to our ability to get customers online fast, we also simplify online commerce—including multi-channel, multi-currency, and multi-payment processes.

CyberSource Solutions

Platform Options

CyberSource solutions are made available to customers through hosted services, packaged software, or a combination of the two. Both platforms are augmented by CyberSource Professional Services, which provides consulting, design, integration and optimization services to businesses and organizations worldwide.

•	Hosted services: Approximately 3,000 customers use our fully hosted transaction processing service. Key platform attributes include redundancy of both networks and data centers, security, and high capacity. During 2002, Visa certified CyberSource as being compliant with the Visa Cardholder Information Security Program.

•	Packaged software: CyberSource packaged software offerings consist of CyberSource Payment Manager and Risk Manager.

•	CyberSource Payment Manager is for customers that prefer to manage their own payment systems. It provides a broad spectrum of payment options as it connects CyberSource Payment Manager customers’ business systems with the payment processing network. Users of CyberSource Payment Manager 5.0 and higher can access CyberSource Connect, an option that allows customers to leverage our managed frame relay connections with the payment processing network.

•	Risk Manager is our key enterprise software product in the arena of risk management. Risk Manager provides a central software platform to automate payment and decision processing to automatically address incoming orders (accept, reject, review).

Electronic Payment and Risk Management Options

Our products fall into two main categories—electronic payment solutions and risk management, which includes verification and compliance solutions.

Electronic Payments

Designed to enable credit card, electronic check, and other emerging payment forms, CyberSource electronic payment solutions are designed to work effectively across multiple sales channels—including online sales, call centers, interactive voice response units, and kiosks, as well as traditional points-of-sale.

•	Credit card processing: These solutions enable secure, reliable, real-time credit card processing in multiple currencies, over a broad spectrum of card types. Supported credit cards include American Express, Carte Blanche, Diners, Discover, JCB, MasterCard, Switch&Solo, Visa, and private label credit cards. Consumer, corporate, and procurement cards are supported.

•	Electronic check processing: Organizations can accept personal or business checks online, in real time.

•	Gift and promotional certificates: These allow our customers to issue and redeem gift certificates and promotional coupons online.

•	Bill Me Later: Through this service, customers who do not wish to use a credit card to purchase online can receive instant purchase approval during the checkout process and receive an aggregated monthly bill of all purchases.

Risk and Compliance Management

We provide a broad spectrum of scalable, card-not-present risk management solutions designed to enable merchants to capture and keep more revenue and reduce manual review of transactions, thus freeing up staff time. Under card association rules, merchants bear the risk of fraud in the card-not-present environment. This risk has been increased by the Internet, which generally makes it easier for perpetrators of fraud to take a systematic approach in their efforts.

We also provide verification and compliance services that enable businesses to utilize card association fraud prevention tools, verify certain customer data, and help businesses comply with certain government regulations.

Risk Management Offerings:

•	Payer Authentication: Helps to verify a cardholder’s identity to increase payment security and decrease fraud. Supports “Verified by Visa” and MasterCard SecureCode programs.

•	Smart Authorization: Credit card authorization with built-in preliminary fraud screening that helps online merchants combat credit card fraud and process more valid orders automatically.

•	CyberSource Advanced Fraud Screen enhanced by Visa: A real-time fraud detection service that estimates the level of risk associated with each transaction and provides merchants with a risk score and factor codes. CyberSource Advanced Fraud Screen enhanced by Visa benefits from Visa’s access to comprehensive databases of known fraudulent transactions, enabling us to more accurately evaluate risk. In establishing the risk score, CyberSource Advanced Fraud Screen enhanced by Visa uses tests such as data integrity, cardholder identity, merchant profile, geolocation, cardholder velocity, and time of purchase.

•	Risk Manager: Provides a central software platform to automate payment and decision processing to automatically address incoming orders (accept, reject, review). Risk Manager supports use of external screening and authorization services as well as in-house business rules. The included easy-to-use graphical interface allows business managers to create and edit their business rules for acceptance, rejection, and review of orders. Risk Manager is designed to enable merchants, through the addition of modules, to add new functionality as their business needs grow or change.

•	Custom Development Work: We also provide custom services to address specific customer requirements for risk management.

Verification and Compliance Services:

•	CyberSource Tax Service: Calculates sales and use taxes for over 60,000 taxing jurisdictions in the United States and Canada and supports value added tax in 28 countries.

•	Delivery Address Verification: Analyzes a consumer’s typed address during online/telephone transactions and confirms and corrects the city/state/zip combination. Delivery Address Verification also verifies the existence of the street and street address. This service is available for orders originating in over 200 countries.

•	Export Compliance: Helps online merchants to comply with U.S. Government export regulations, by monitoring order acceptance against a changing list of denied countries or persons.

•	Denied Parties Check: Automatically screens orders for entries on U.S. Government Anti-Terrorist and other denied parties lists. This service supports merchant compliance with the U.S. Patriot Act of 2001.

New Products and Enhancements to Existing Products and Services

Since January 1, 2002, we have launched several new products and significant enhancements to existing products designed to enable our customers to conduct business online more effectively and conveniently.

•	Advanced Reporting System: A reporting system that enables online data analysis and generation of customized graphical reports to allow CyberSource transaction service customers to better understand their transaction trends and business dynamics.

•	CyberSource Risk Manager Software Version 3.0: This extensible Risk Manager software platform enables the addition of custom and third-party risk-related plug-ins, allowing businesses to create order acceptance systems tailored to qualify online and call center customers’ transaction validity.

•	CyberSource Payment Manager—Versions 4.4 and 5.0: New versions of CyberSource Payment Manager software that facilitate business-to-business payments made with corporate purchasing cards, allowing elimination of the costly invoicing process. These versions introduced several new features, including support for new payment types, new controls against credit card fraud, and new business integration features. CyberSource Payment Manager 5.0 also incorporated CyberSource Connect, a new service enabling CyberSource Payment Manager users to easily and inexpensively access CyberSource’s redundant, high speed connections to multiple payment processors.

•	Payer Authentication Service: This service provides CyberSource merchants easy, single connection access to both Visa’s Verified by Visa and MasterCard International’s authentication programs, as well as complementary fraud protection services.

•	Integration of I4 Commerce’s “Bill Me Later” option: This provides CyberSource merchants with an alternative payment method. Consumers that do not wish to use a credit card can receive instant purchase approval during the checkout process without the need to provide an account number or complete a lengthy application process.

•	Integration of Amerinet’s eChecks: An alternative to the electronic check service we have provided since 1999.

Support for Multiple Platforms

CyberSource solutions protect investments in legacy systems by integrating with all major Web, call center, and Enterprise Resource Planning platforms, including those offered by BEA, IBM, Microsoft, Oracle, PeopleSoft, SAP, and Siebel. Our solutions also support the most popular operating environments, including Windows 2000, NT, Solaris and Linux, as well as additional UNIX platforms. Our customers can use a single CyberSource solution to handle payment processing across multiple departments and payment channels, saving time and administration costs.

Professional Services

We offer both business and technical consulting services as follows:

•	Business Consulting: Includes technology selection, sales and customer service process/systems impact, finance and administrative process/systems impact, process analysis, and transaction cost analysis.

•	Technical Consulting: Includes database sizing, systems installation and integration, custom reporting, system optimization, disaster recovery planning, capacity planning, scalability planning, and security.

Customers

Our key customers fall into three basic groups—medium to large entities that require electronic payment solutions, small businesses serviced through channel resellers, and channel alliances building e-commerce offerings.

The first group, medium to large entities, are typically multi-channel sellers, doing business via direct online sales, call centers, interactive voice response units, and kiosks, as well as traditional points-of-sale. They typically regard online sales as strategic. We have specifically targeted four key “verticals” within this broad group—retail, education, government, and financial services.

We have always serviced small businesses, but we have recently undertaken a number of initiatives that reinforce our commitment to this market. During 2002, we announced an agreement pursuant to which our payment capabilities were included in a leading online storefront platform used by small businesses. Our reliability and full service capability have particular appeal to the channels that cater to this class of customer.

Channel alliances enable us to expand our addressable market by introducing our products and services to additional market segments.

Technology

Transaction Services

Our transaction processing system employs a modular architecture designed to ensure both scalability and extensibility. This system is composed of multiple groups of servers and routers that appear as a single point of contact to our customers’ systems. This system utilizes the latest industry standards to maximize compatibility with our customers’ commerce systems. In addition, we have implemented a global network of telecommunications access points that are designed to optimize transaction processing response times and to mitigate the effects of system failures. The primary software components of our system are the Transaction Databases, the Commerce Engine, the Commerce Services Applications, the Simple Commerce Messaging Protocol (SCMP) and the SCMP client software.

Transaction Database Architecture

Two primary databases form the core of our transaction processing system: the transaction processing database, which maintains information necessary to process each individual transaction, and the post-transaction database, which generates and provides detailed information about customers’ transactions, with advanced reporting capabilities available in XML formats among others and for programmatic downloads.

Commerce Engine

Our Commerce Engine manages workflow functions and the required communications between our commerce servers, our database, and our processors, including Barclays Bank, Citibank, First Data Corporation, National Westminster Bank, Paymentech and Vital Processing Services. Our Commerce Engine is designed to meet the transaction processing demands of our customers in a secure, fast, efficient, reliable, scalable and interoperable manner. Our Commerce Engine was designed to scale rapidly to handle peak transaction processing loads. Distributed Commerce Engine servers balance the transaction load from our customers. Additional Commerce Engine servers can be readily implemented to accommodate increased customer demand.

Commerce Services Applications

We have developed and licensed a set of software applications that perform the hosted services. These services include credit card processing, electronic check processing, gift and promotional certificates, Bill Me Later payment service, payer authentication, smart authorization, CyberSource Advanced Fraud Screen enhanced by Visa, tax services, delivery address verification, export compliance, and denied parties check. These applications contain the rules and logic necessary to provide our hosted services to customers. In many cases, execution of the applications are distributed among the Commerce Engine and database systems, enabling us to reduce scheduled maintenance when enhancing or adding additional services to meet our customers’ needs.

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

SCMP Client

Our commerce services are invoked by a common programming interface residing on our customers’ commerce servers. This client software can be easily installed with a pre-built “plug-in” that is available for popular platforms or integrated by using our developer kit. Our software libraries act as a client and run on most operating systems including Microsoft Windows NT and 2000, UNIX (Sun Solaris, HP UX, IBM AIX, SCO and others) and Linux.

Data Centers and Network Access

Our data centers are located at facilities in Santa Clara, California, Mesa, Arizona, London, England and Tokyo, Japan. The data center in Mesa, Arizona was set up and activated in 2002. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide connectivity to the Internet and our customers. They provide high-speed and redundant connectivity to the Internet, uninterruptible power systems (UPS), fire detection and suppression systems, physical security and surveillance on a full-time basis. In addition, we have access to numerous networks “points of presence” located on five (5) continents from third party providers enhancing our ability to serve customers globally. These “points of presence” enable us to provide direct and rapid access to our suite of services.

Industry Standards

The implementation of our architecture for hosted services is based on and complies with widely accepted industry standards. For example, the Commerce Engine utilizes components from industry leaders such as Cisco, Microsoft, IBM, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

Enterprise Software

CyberSource Payment Manager

The CyberSource Payment Manager product is based on modular systems architecture that allows this server to be installed into large customer infrastructures where a dedicated payment gateway interface will be used. CyberSource Payment Manager is designed as a three-layer software architecture well suited for enterprise deployment. These layers include multiple sales channel interface, core server, and database.

Core Server and Multiple Sales Channel Interface

The CyberSource Payment Manager core server supports a common programming interface that can be adapted to multiple sales channel enterprise systems. These sales systems could be used in conjunction with a call center in order to accept orders through an interactive voice response unit, from a Web server using hypertext transfer protocol, from a point-of-sale terminal, or from a wireless application protocol device. This architecture strongly supports our belief that enterprises will demand a payment server capable of supporting multiple, independent sales channels and that the enterprise sees significant benefit in being able to manage and control a single transaction payment platform.

CyberSource Payment Manager Database

The database layer is based on a standard structured query language (SQL) interface, offering a choice of implementations with any of the standard relational database management systems (RDBMS) on the market. Database platforms currently used by our customers include Oracle RDBMS, Microsoft SQL Server and Sybase RDBMS.

Risk Manager Interface

The Risk Manager interface is standards-based XML allowing full customization of input data. The decision engine itself is built on standard Java 2 Enterprise Edition (J2EE) technology and is currently deployed on the BEA WebLogic server. Backend database connectivity is provided through the Java Database Connectivity (JDBC) application programming interface, an integral part of the J2EE standard. Current supported databases are the Oracle RDBMS and Microsoft SQL Server.

The architecture is extensible through a developer API, allowing our professional services organization or the customer to build custom plug-ins that can communicate with other external data sources. These data sources can provide additional information about the customer’s order, allowing more flexibility in determining associated risk. Standard plug-ins available from CyberSource connect Risk Manager to all of our hosted services as well as to the CyberSource Payment Manager.

During 2002, we completed the development and release of version 3.0 of our Risk Manager software. This software provides a multi-source, extensible decisioning engine to merchants requiring sophisticated order management and risk detection processes.

The version 3.0 product introduced a more flexible and powerful graphical user interface, which allows customers to define rules and actions based on various conditions and to determine the final disposition of an order. Modules, or reusable sections of decision logic, are now supported, allowing customers to easily encapsulate shared functionality without duplicating logic. Incoming transactions can be directed to the appropriate decision logic based on customer defined businesses and strategies.

Product Development

Our product development team is responsible for the design, development and release of our software and core infrastructure for services. We have a well-defined software development methodology that we believe enables us to deliver software services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our development lifecycle. We believe that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages.

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality.

As of December 31, 2002, we employed 39 persons in our product development department.

Intellectual Property

Our success depends upon our proprietary technology and licensed technology. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

We have been issued four patents and have eleven patent applications pending. The first issued patent, for a method and system for controlling distribution of software in a multi-tiered distribution chain, expires in April 2016. The second issued patent, for a method and system for detecting fraud in a credit card transaction over the Internet, expires in July 2017. The third issued patent, for a non-extensible thin server that generates user interfaces via browser, expires in April 2018. The fourth issued patent, for a method and system for delivering digital products electronically, expires in November 2017. We have pending patent applications covering cryptography, digital delivery, stored value, electronic gift certificate processing, and electronic check processing and enhancements to our fraud screening and digital delivery systems. We investigate, define and prepare applications for new patents as a part of the standard product development cycle. Our engineering management team meets on a regular basis to harvest new inventions from the engineering department. We cannot assure that any patent application that we file will issue as a patent, and we cannot assure that any patent issued to us will not be held invalid or unenforceable based on prior art or for any other reason.

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

Customer Support

We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability and customer satisfaction. These services help our customers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operational issues. Our support offerings range from basic account activation and online self-help, to priority response from dedicated technical account managers.

As of December 31, 2002, we employed 17 persons in our customer support department.

Sales and Marketing

Target customers for our electronic payment and risk management and compliance solutions have traditionally included medium and large enterprise customers, typically those operating with multiple sales channels. We reach these businesses worldwide through a direct sales force as well as through alliances that leverage existing sales and marketing infrastructures developed by our reseller and referral programs. In 2002, we introduced initiatives to service the small business sector. We reach this large and disparate customer group through resellers.

Our indirect sales channel is divided into “resellers,” “managed commerce providers,” and “referral allies.” We have contractual relationships with these companies that range from referral relationships to reselling our software and services.

•	Resellers: Our resellers provide our software and/or services as part of their larger offering portfolio and facilitate the sale and billing of our services. Resellers are authorized to sell our hosted services and support services. Our resellers include banks and payment services providers such as Bank of America, Concord EFS, Miva, Paymentech, and Wells Fargo Bank.

•	Managed Commerce Providers: Managed commerce providers typically host customized and turnkey storefronts for online businesses. Managed commerce providers manage the entire customer relationship including operations, support and billing. Managed Commerce Providers include Internet service providers, application service providers or specialized systems integrators. Our managed commerce provider partners include Aqueduct, Asera, AuctionAnything, and UniteU.

•	Referral Allies: These are companies with which we have referral agreements, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms. Referral allies include Kurant Corporation and Wells Fargo Bank.

In addition to channel and referral relationships, we pursue both solutions alliances and strategic alliances. These result in cooperative product development efforts, streamlining of integration capabilities and leveraged marketing efforts.

•	Solutions Alliances: These alliances integrate CyberSource technology into some of their products, making it easier for their customers to access CyberSource products and services. These alliances span commerce server vendors and interactive voice response vendors to enterprise software vendors. Current solutions alliance relationships include: Aspect, ATG, BEA, BroadVision, IBM, Intershop, Microsoft, Oracle, PeopleSoft, and Siebel.

•	Strategic Alliances: Our strategic alliances include our relationships with AmeriNet, I4 Commerce, Miva and Visa U.S.A. We work with strategic alliances to enhance our existing solutions portfolio, develop new services and drive the adoption of industry standards.

As of December 31, 2002, we had a total of 43 employees in sales and marketing worldwide, together with 11 professional service consultants.

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

We also face competition from developers of other systems for online commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), Fair Isaac, InfoSpace, Paymetrics, Retail Decisions, TrinTech and VeriSign. In addition, Visa has announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as First Data Corporation may enter the market and provide competing services.

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

Employees

As of December 31, 2002, we had a total of 163 employees, including 54 employees in professional services, sales and marketing, 39 employees in product development, 43 employees in operations and customer support and 27 employees in general and administrative services. None of our employees is represented by a labor union and we consider employee relations to be good.

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

ITEM 2:    PROPERTIES

Facilities

Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2006. During December 2001, we consolidated the under-utilized space in our Mountain View facility and are currently using approximately 43,000 square feet. We have also leased approximately 44,000 square feet of space in St. Louis, Missouri, under a lease expiring in October 2004. During December 2001, we closed our St. Louis facility. In addition, we occupy field sales offices in various cities throughout the United States. We also maintain sales and support offices in leased space in Reading, United Kingdom.

ITEM 3:    LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and Chief Executive Officer, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource. We believe that the allegations seem directed primarily at our underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. We intend to exercise our indemnification rights against the underwriters and to defend ourselves vigorously. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations or cash flows.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ National Market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2001	High	Low
First Quarter	$4.38	$1.63
Second Quarter	$2.88	$1.13
Third Quarter	$1.55	$0.84
Fourth Quarter	$2.14	$1.05

Year ended December 31, 2002	High	Low
First Quarter	$2.24	$1.60
Second Quarter	$2.74	$1.98
Third Quarter	$2.38	$1.73
Fourth Quarter	$2.64	$1.70

We had approximately 500 shareholders of record as of February 28, 2003. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Of the remaining $11.7 million of net proceeds as of September 30, 2002 from the second public offering in November 1999, we used $0.8 million to fund operations and used $0.2 million to repurchase shares of our common stock during the three months ended December 31, 2002. The remaining $10.7 million of net proceeds was held in various cash, cash equivalent and investment accounts as of December 31, 2002. Our Board of Directors has authorized the use of up to $10.0 million for the repurchase of shares of our common stock. The purchases may be made in the open market from time to time over the next twelve months as market and business conditions warrant. In addition, all purchases are subject to the availability of shares and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2002	2001	2000(2)	1999(1)	1998(1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$28,024	$30,749	$29,924	$12,931	$3,384
Cost of revenues	11,984	20,550	23,161	10,948	3,471

Gross profit (loss)	16,040	10,199	6,763	1,983	(87)
Operating expenses:
Product development	8,078	17,372	16,103	7,807	3,831
Sales and marketing	13,143	20,607	29,400	15,110	4,184
General and administrative	5,856	11,070	13,532	6,023	2,079
In-process research and development	—	—	14,500	—	—
Amortization of goodwill and other intangible assets	—	41,933	12,961	—	—
Acquisition related costs	—	—	834	—	—
Deferred compensation amortization	—	2,511	1,521	4,716	18
Restructuring and other non-recurring charges	2,473	104,661	—	—	—

Total operating expenses	29,550	198,154	88,851	33,656	10,112

Loss from operations	(13,510)	(187,955)	(82,088)	(31,673)	(10,199)
Interest income (expense), net	1,158	3,306	7,304	1,828	(48)
Loss on investment in joint venture	(162)	(398)	(200)	—	—

Net loss	$(12,514)	$(185,047)	$(74,984)	$(29,845)	$(10,247)

Basic and diluted net loss per share(1)	$(0.38)	$(5.38)	$(2.63)	$(1.95)	$(2.08)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	32,900	34,370	28,472	15,267	4,924

	December 31,
	2002	2001	2000(2)	1999(1)	1998(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,275	$59,116	$92,003	$140,269	$11,422
Working capital	42,852	50,367	87,668	137,951	7,814
Total assets	61,807	78,192	261,855	154,122	15,389
Long-term obligations, net of current portion	—	—	65	444	256
Redeemable convertible preferred stock	—	—	—	—	18,911
Total stockholders’ equity (net capital deficiency)	49,368	62,472	247,033	146,559	(8,668)

(1)	The 1999 and 1998 Selected Consolidated Financial Data has been restated to include the balance sheet and operating results of ExpressGold.com, Inc., which we acquired on January 10, 2000. The acquisition is being accounted for as a pooling of interests transaction.

(2)	The 2000 Selected Consolidated Financial Data includes the balance sheet of PaylinX Corporation as of December 31, 2000 and the operating results of PaylinX Corporation for the period from September 18, 2000, the date of acquisition, to December 31, 2000. The acquisition has been accounted for using the purchase method of accounting.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

This Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “Risk Factors” and in other sections of this Report on Form 10-K. All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

Overview

CyberSource provides secure payment and risk management solutions to organizations that process orders for goods and services over the Internet. We connect businesses to a large network of payment processors, thereby enabling them to accept credit cards, electronic checks, and other forms of electronic payment. Our customers sell electronically through multiple channels that include not just the online model, but also call centers, interactive voice response units, kiosks, and point-of-sale environments.

We commenced operations in March 1996 as a division of Beyond.com. On December 31, 1997, Beyond.com transferred assets and liabilities related to its commerce transaction processing services division to us. We have incurred significant losses since our inception, and through December 31, 2002 had incurred cumulative losses of approximately $317.2 million. We expect to continue to incur substantial operating losses for the foreseeable future.

We derive our revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is collectible. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the year ended December 31, 2002, no customer accounted for more than 10% of revenues. For the years ended December 31, 2001 and 2000, one customer accounted for 10% and 12% of revenues, respectively, and during 2001 our business relationship with that customer was terminated.

Given the fluctuations in headcount over the last several years, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance. Moreover, we do not believe that our historical growth rates achieved prior to 2001 are indicative of future results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the acquisition of ExpressGold.com, Inc. (“ExpressGold”) which was completed in January 2000 and was accounted for as a pooling of interests, as well as the acquisition of PaylinX Corporation (“PaylinX”) for the period from September 18, 2000, the date of acquisition, which was accounted for under the purchase method of accounting.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and Statement of Position 97-2, Software Revenue Recognition, (“SOP 97-2”), as amended. SAB 101 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

As of September 30, 2002, we had not established vendor-specific objective evidence (“VSOE”) of fair value for enterprise software license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we had recognized the entire contract ratably over the term of the maintenance period. Beginning in the fourth quarter of 2002, we changed our maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue, effective October 1, 2002, we utilize the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) and recognize software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. The result of this change could materially impact enterprise software revenue recognized in the future as enterprise software license revenue will no longer be deferred and recognized ratably over the term of the maintenance period. In addition, through September 30, 2003, we will continue to ratably recognize enterprise software revenue that had previously been deferred prior to the establishment of VSOE of fair value for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9. If we had not changed our maintenance pricing, established VSOE of fair value for new maintenance arrangements and, as a result, utilized the residual method of accounting as permitted by SOP 98-9, our enterprise software revenue for the fourth quarter of 2002 would have been approximately $1.0 million as compared to the $1.4 million of enterprise software revenue recognized during the respective period.

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

Restructuring and Other Non-Recurring Charges

During fiscal year 2002 and 2001, we recorded significant charges in connection with our restructuring plans as discussed in Note 8 of our consolidated financial statements. These restructuring charges include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. The actual costs may differ from these estimates.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 14 of our consolidated financial statements, as of December 31, 2002, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Results of Operations

Years Ended December 31, 2002 and 2001

Revenues.    Revenues decreased to $28.0 million in 2002, a decrease of approximately $2.7 million or 8.9% as compared to $30.7 million in 2001. Transaction and support revenues decreased to $20.0 million in 2002, a decrease of approximately 10.8% as compared to $22.5 million in 2001. We processed approximately 214.4 million transactions in 2002 as compared to approximately 244.3 million transactions in 2001. The decrease in revenue and transactions processed is due primarily to the loss of a significant customer in November of 2001, which accounted for approximately 10% of our revenues during 2001. Professional services revenues increased to $3.6 million in 2002, an increase of approximately 6.6% as compared to $3.4 million in 2001, due primarily to an increase in the average contract price of professional services projects. Enterprise software license and maintenance revenues decreased to $4.4 million in 2002, a decrease of approximately 10.5% as compared to $4.9 million in 2001. The decrease is due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during 2002, offset, to a certain extent, by a change in our software license revenue recognition policy effective October 1, 2002 as described in Note 1 to the consolidated financial statements. If we had not changed our software revenue recognition policy, our enterprise software license and maintenance revenue would have been approximately $4.0 million as compared to the $4.4 million of enterprise software license and maintenance revenue recognized during 2002.

Cost of Revenues.    Transaction and support cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues decreased to $9.6 million or 47.9% of transaction and support revenues in 2002 from $14.4 million or 64.0% of transaction and support revenues in 2001. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel costs resulting from our restructurings for which we recorded charges during 2001 and, to a lesser extent, a decrease in depreciation expense. Professional services cost of revenues consist principally of personnel-related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues decreased to $1.9 million or 51.8% of professional services revenues for 2002 as compared to $2.0 million or 58.6% of professional services revenues for 2001. The decrease in absolute dollars and as a percentage of professional services revenue is due primarily to an increase in higher margin, fixed fee projects during 2002 as compared to 2001. Enterprise software cost of revenues is comprised of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.5 million or 11.8% of enterprise software revenues for 2002 as compared to $4.2 million or 85.5% of enterprise software revenues for 2001. The decrease in absolute dollars and enterprise software cost of revenues as a percentage of enterprise software revenue is due to the reduction in customer support personnel-related costs resulting from our restructuring activities during 2001. Also included in enterprise software cost of revenues in 2001 is $3.2 million of amortized developed technology resulting from the acquisition of PaylinX.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses decreased to $8.1 million in 2002 from $17.4 million in 2001. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower overhead costs, which decreased by approximately $6.2 million and $1.9 million, respectively. We expect product development expenses in 2003 to be consistent with 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses decreased to $13.1 million in 2002 from $20.6 million in 2001. The decrease is primarily due to lower sales and marketing personnel-related costs, which decreased by approximately $5.5 million in 2002 as compared to 2001. In addition, marketing program costs and other overhead costs decreased by approximately $0.8 million in 2002 as compared to 2001. We expect sales and marketing expenses to decrease in absolute dollars in 2003 as a result of the reduction in sales and marketing personnel throughout 2002.

General and Administrative.    General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses decreased to $5.9 million in 2002 from $11.1 million in 2001. The decrease is primarily due to lower personnel-related costs, which decreased by approximately $1.8 million in 2002 as compared to 2001 and lower bad debt expense, legal expenses and outside service costs which decreased by $0.8 million, $0.5 million and $0.5 million, respectively, in 2002 as compared to 2001. We expect general and administrative expenses in 2003 to be consistent with 2002.

Amortization of Goodwill and Other Intangible Assets.    During 2001, we recorded $41.9 million of amortization of goodwill and other intangible assets primarily as a result of our acquisition of PaylinX. Goodwill and other intangible assets were being amortized on a straight-line basis over the estimated useful lives of three to five years. In November 2001, we evaluated the carrying value of our goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 121”). Based upon our analysis under SFAS 121, we concluded that the goodwill and other intangible assets recorded as a result of our acquisition of PaylinX were impaired. As a result, we recorded a $91.4 million write-off of goodwill and other intangible assets in November 2001 (see also “Restructuring and Other Non-Recurring Charges”).

Deferred Compensation Amortization.    During 2000, we recorded aggregate unearned compensation of $5.1 million, of which $4.6 million was recorded in connection with our acquisition of PaylinX. Amortization expense related to deferred compensation was $2.5 million in 2001. As of December 31, 2001, all remaining unamortized deferred compensation was written off as the personnel for which the deferred compensation had been recorded were no longer employed by us due to our restructurings.

Restructuring and Other Non-Recurring Charges.    We incurred restructuring and other non-recurring charges of approximately $2.5 million and $104.7 million during 2002 and 2001, respectively. Included in the charges were severance charges resulting from our realignment of resources to better manage and control our business, facility-related charges resulting from the consolidation of our facilities and a non-cash write-off of goodwill and other intangible assets. We estimate that expenses will be reduced by approximately $0.5 million in 2003 compared to 2002 as a result of these restructuring and non-recurring charges recorded in 2002. During 2003, we will continue to evaluate the assumptions used in recording the facility-related charges and may record additional charges if we are unable to sublease the under-utilized space or if there is a further decline in the real estate market in Mountain View, California or Austin, Texas.

We recorded restructuring charges of approximately $0.3 million and $6.5 million in 2002 and 2001, respectively, which represent costs associated with the reduction of our worldwide workforce. During 2002, we reduced our workforce by 12 employees of which 8 were in sales and marketing; 3 were in product development; and 1 was in general and administrative services. During 2001, we reduced our workforce by 270 employees of which 103 were in professional services, sales and marketing; 55 were in product development; 83 were in operations and customer support; and 29 were in general and administrative services.

We also recorded facility-related restructuring charges of approximately $2.0 million and $6.2 million in 2002 and 2001, respectively. During 2001, we closed our St. Louis facility, exited certain under-utilized space in our Mountain View, California and Austin, Texas facilities and consolidated our data centers. Included in the $6.2 million charge in 2001 was $3.5 million related to future lease payments for our St. Louis facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View space. Also, included in the $6.2 million was $2.7 million related to the impairment of excess property and equipment and leasehold improvements primarily resulting from exiting the above facilities. During 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $2.0 million relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. See Note 8 of Notes to Consolidated Financial Statements.

In November 2001, we completed an analysis under SFAS 121 to determine if our goodwill and other intangible assets recorded in September 2000 upon our acquisition of PaylinX were impaired. We concluded that certain events and changes in circumstances, including a decrease in our market capitalization during fiscal 2001 and a decline in the estimated future growth of the enterprise payment software market, were indicators of impairment of the remaining goodwill and other intangible assets. Due to these indicators of impairment we performed an analysis of future undiscounted cash flows to determine the recoverability of the goodwill and other intangible assets. Based on our analysis, we recorded a $91.4 million, non-cash write-off of the goodwill and other intangible assets.

Loss on Investment in Joint Venture.    On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. We will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, we expect to consolidate the financial position and results of operations of CyberSource K.K. During 2002, we recorded a loss from investment in the joint venture of $0.2 million as compared to $0.4 million in 2001. As of June 30, 2002, we had recognized losses to the extent of our historical investment. In February 2003, subsequent to the balance sheet date, we increased our investment in CyberSource K.K. by an additional $43,000.

Interest Income (Expense), Net.    Interest income, net which consists of interest earnings on cash, cash equivalents and short-term investments decreased to $1.2 million in 2002 from $3.3 million in 2001. This decrease is primarily due to a decline in average cash, cash equivalents and short-term investments during 2002 as compared to 2001 as a result of our operating losses incurred during 2002 and, to a lesser extent, slightly lower investment yields. We expect interest income to decrease in 2003 due to a lower cash, cash equivalents and short-term investment balance. Interest expense decreased to $1,000 in 2002 from $22,000 in 2001. Interest expense represents interest on capital lease obligations.

Income Taxes.    No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception. As of December 31, 2002, we had federal and state net operating loss carryforwards of approximately $150 million and $68 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2010 through 2022. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

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

Cost of Revenues.    Transaction and support cost of revenues decreased to $14.4 million or 64.0% of transaction and support revenues in 2001 from $15.9 million or 79.9% of transaction and support revenues in 2000. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to the reduction in personnel related costs resulting from our restructurings for which we recorded charges during 2001. Professional services cost of revenues decreased to $2.0 million or 58.6% of professional services revenues for 2001 as compared to $5.8 million or 64.6% of professional services revenues for 2000. The decrease in absolute dollars is due to the decrease in number and magnitude of professional services projects during 2001. The decrease in professional services cost of revenues as a percentage of professional services revenue is due to lower contractor-related costs resulting from a decrease in contractor usage necessary to support our professional services projects. Enterprise software cost of revenues was $4.2 million or 85.5% of enterprise software revenues for 2001 as compared to $1.4 million or 143.9% of enterprise software revenues for 2000. Included in enterprise software cost of revenues in 2001 and 2000 is $3.2 million and $1.0 million, respectively, of amortized developed technology resulting from the acquisition of PaylinX. The increase in enterprise software cost of revenues is due to the fact that PaylinX was acquired in September 2000 and, therefore, enterprise software cost of revenues for 2000 includes only four months of activity. The decrease in enterprise software cost of revenues as a percentage of enterprise software revenue is due to economies of scale resulting from our increase in enterprise software revenue in 2001.

Product Development.    Product development expenses increased to $17.4 million in 2001 compared to $16.1 million in 2000. The increase is primarily due to higher personnel related costs of approximately $1.3 million as a result of our acquisition of PaylinX in September 2000 as well as the addition of other product development personnel throughout 2000.

Sales and Marketing.    Sales and marketing expenses decreased to $20.6 million in 2001 from $29.4 million in 2000. The decrease is primarily due to lower sales and marketing personnel related costs, which decreased by approximately $5.1 million in 2001 as compared to 2000. In addition, marketing program costs decreased by approximately $2.7 million in 2001 as compared to 2000.

General and Administrative.    General and administrative expenses decreased to $11.1 million in 2001 from $13.5 million in 2000. The decrease is primarily due to lower personnel related costs, which decreased by approximately $0.8 million in 2001 as compared to 2000. In addition, bad debt expense decreased by $1.2 million in 2001 as compared to 2000.

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

Deferred Compensation Amortization.    During 2000, we recorded aggregate unearned compensation of $5.1 million, of which $4.6 million was recorded in connection with our acquisition of PaylinX. Amortization expense related to deferred compensation was $2.5 million in 2001 as compared to $1.5 million in 2000. As of December 31, 2001, all remaining unamortized deferred compensation was written off as the personnel for which the deferred compensation had been recorded were no longer employed by us due to our restructurings.

Restructuring and Other Non-Recurring Charges.    Based on our analysis under SFAS 121 in November 2001, we recorded a $91.4 million, non-cash write-off of the goodwill and other intangible assets recorded in September 2000 upon our acquisition of PaylinX due to impairment.

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

Also included in our restructuring charges was $6.2 million related to the consolidation of facilities, which included the closure of our St. Louis facility, the exiting of under-utilized space in our Mountain View facility and the consolidation of data centers. Included in the $6.2 million was $3.5 million related to future lease payments for our St. Louis facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View space. Also included in the $6.2 million was $2.7 million related to the impairment of excess property and equipment and leasehold improvements primarily resulting from the exiting of the above facilities.

Loss on Investment in Joint Venture.    During 2001, we recorded a loss from investment in the joint venture of $0.4 million as compared to $0.2 million in 2000.

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

Related Parties

Our Chief Executive Officer was the Chairman of the Board of Beyond.com. On January 24, 2002, Beyond.com filed for protection under Chapter 11 of the Bankruptcy Code. As of December 31, 2001, we had accounts receivable due from Beyond.com of approximately $153,000. For the years ended December 31, 2002, 2001 and 2000, sales of transaction and support services totaling $28,000, $593,000 and $1.6 million, respectively, were made to Beyond.com.

For the years ended December 31, 2002, 2001 and 2000, legal fees of approximately $0.2 million, $0.6 million and $0.9 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which one of our directors is a partner. As of December 31, 2002 and 2001, we had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased by approximately $9.8 million from December 31, 2001 to December 31, 2002. This decrease resulted primarily from our $12.5 million net loss in 2002 and a $5.0 million decrease in accrued liabilities, offset by the recording of non-cash restructuring and other non-recurring charges in 2002 of $2.2 million and $6.2 million of depreciation and amortization expense.

Net cash used in our operating activities was approximately $8.5 million in 2002 as compared to approximately $22.2 million in 2001. Net cash used in operations during 2002 consists primarily of our net loss of $12.5 million and a $5.0 million decrease in accrued liabilities, offset by decreases in current assets, the recording of $2.5 million in non-cash restructuring and other non-recurring charges and $6.2 million of depreciation and amortization expense. Net cash used in operations in 2001 consists primarily of our net loss of $185.0 million, offset by decreases in current assets and increases in current liabilities, the recording of a $91.4 million non-cash goodwill and other intangible assets charge, $41.9 million of amortization of goodwill and other intangible assets and $15.3 million of depreciation and amortization expense.

Net cash provided by investing activities was approximately $3.9 million in 2002 as compared to $35.6 million in 2001. Net cash provided by investing activities in 2002 consists primarily of $4.7 million of net proceeds from the maturities of short-term investments, offset by the issuance of a $0.6 million promissory note and $0.2 million of purchases of capital equipment used in our network infrastructure. Net cash provided by investing activities in 2001 consists primarily of $43.5 million of net proceeds from the maturities of short-term investments offset by $7.9 million of purchases of capital equipment used in our network infrastructure.

Net cash used in financing activities was approximately $0.7 million in 2002 as compared to $2.7 million in 2001. Net cash used by financing activities in 2002 consists primarily of $1.0 million of repurchases of common stock, offset by $0.4 million of proceeds from the exercise of employee stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan. Net cash used by financing activities in 2001 consists primarily of $3.0 million of repurchases of common stock and $0.4 million of principal payments on capital lease obligations, offset by $0.7 million of proceeds from the exercise of employee stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan.

We believe that our cash and short-term investment balances as of December 31, 2002 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund expected operating losses. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

The following is a table summarizing our significant commitments as of December 31, 2002, consisting of future minimum lease payments under all non-cancelable capital and operating leases:

Year ending December 31,	Capital Leases	Operating Leases
2003	$18	$3,631
2004	—	3,610
2005	—	2,886
2006	—	2,924

Total commitments	$18	$13,051

Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, including in Item 7, Management’s Discussion and Analysis, and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from those described herein:

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

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001 and $12.5 million in 2002. As of December 31, 2002, we had incurred cumulative losses of $317.2 million.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	modification in pricing methodology for software maintenance contracts which resulted in a change in our revenue recognition policy for the sale of enterprise software licenses effective in the fourth quarter of 2002;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	war or other international conflicts; and

•	continued softening of the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

Potential System Failures and Lack of Capacity Issues Could Negatively Affect Demand for Our Services

Our ability to deliver services to our merchants depends on the uninterrupted operation of our commerce transaction processing systems. Our systems and operations are vulnerable to damage or interruption from:

•	war, earthquake, fire, flood and other manmade or natural disasters;

•	power loss, telecommunications or data network failure, operator negligence, improper operation by employees, physical and electronic break-ins and similar events; and

•	computer viruses.

Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California, and Mesa, Arizona, we still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions of lesser duration. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

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

Our Market is Subject to Rapid Technological Change and to Compete We Must Continually Enhance Our Systems to Comply with Evolving Standards

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure. The Internet and the e-commerce industry are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services and develop new products and services. We must continue to address the increasingly sophisticated and varied needs of our merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant requirements or emerging industry standards. If we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed.

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. Since then, we have not been engaged, and in the future may not be engaged, for additional projects of similar or larger size, and the demand for professional services may decrease. For instance, professional services revenue decreased from $9.0 million for the year ended December 31, 2000 to $3.4 million for the year ended December 31, 2001. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

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

The increase in the significance of the Internet as a commercial marketplace may occur more slowly than anticipated for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the number of Internet users, or the use of Internet resources by existing users, continues to grow, it may overwhelm the existing Internet infrastructure. Delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity could also have a detrimental effect. These factors could result in slower response times or adversely affect usage of the Internet, resulting in lower numbers of commerce transactions and lower demand for our products and services.

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a large, relative magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of December 31, 2002, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

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

As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees, contractors, vendors and potential customers and alliances. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and expect this to continue in 2003. We expect to use the net proceeds of our 1999 equity financings to continue investments in service development, to fund sales and marketing activities, to fund product development, to fund continued operations, repurchase shares of our stock in the open market and potentially to make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products and services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

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

For example, we believe that our fraud screen service may require us to comply with the Fair Credit Reporting Act (the “Act”). As a precaution, we have implemented processes that we believe will enable us to comply with the act if we were deemed a consumer reporting agency. Complying with the act requires us to provide information about personal data stored by us. Failure to comply with the act could result in claims being made against us by individual consumers and the Federal Trade Commission.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.4%, 5.1% and 6.9% of our revenues in 2000, 2001 and 2002, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2002, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

Recently Enacted and Proposed Changes in Securities Laws and Regulations are Likely to Increase Our Costs

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these developments to increase our legal compliance costs, and to make some activities more time-consuming. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

ITEM 7A:    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. Dollars or Pound Sterling. A strengthening of the U.S. Dollar or the Pound Sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds, government bonds and commercial paper, we have concluded that there is no material market risk exposure.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 20, 2003

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$31,561	$36,749
Short-term investments	17,714	22,367
Accounts receivable, net of allowances of $673 and 1,008 at December 31, 2002 and 2001	4,066	4,714
Prepaid expenses and other current assets	1,950	2,257

Total current assets	55,291	66,087
Property and equipment, net	5,416	11,452
Investment in joint venture	—	162
Other noncurrent assets	1,100	491

Total assets	$61,807	$78,192

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461	$361
Other accrued liabilities	10,085	12,850
Deferred revenue	1,875	2,455
Current obligations under capital leases	18	54

Total current liabilities	12,439	15,720

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—32,765,586 in 2002 and 32,884,796 in 2001	33	33
Additional paid-in capital	362,048	362,662
Accumulated other comprehensive loss	(76)	(100)
Accumulated deficit	(312,637)	(300,123)

Total stockholders’ equity	49,368	62,472

Total liabilities and stockholders’ equity	$61,807	$78,192

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Transaction and support	$20,029	$22,463	$19,950
Professional services	3,613	3,388	8,986
Enterprise software	4,382	4,898	988

Total revenues	28,024	30,749	29,924
Cost of revenues:
Transaction and support	9,597	14,376	15,933
Professional services	1,870	1,986	5,806
Enterprise software	517	950	421
Amortization of developed technology	—	3,238	1,001

Total cost of revenues	11,984	20,550	23,161
Gross profit	16,040	10,199	6,763
Operating expenses:
Product development	8,078	17,372	16,103
Sales and marketing	13,143	20,607	29,400
General and administrative	5,856	11,070	13,532
In-process research and development	—	—	14,500
Amortization of goodwill and other intangible assets	—	41,933	12,961
Acquisition related costs	—	—	834
Deferred compensation amortization	—	2,511	1,521
Restructuring and other non-recurring charges	2,473	104,661	—

Total operating expenses	29,550	198,154	88,851

Loss from operations	(13,510)	(187,955)	(82,088)
Loss on investment in joint venture	(162)	(398)	(200)
Interest income	1,159	3,328	7,413
Interest expense	(1)	(22)	(109)

Net loss	$(12,514)	$(185,047)	$(74,984)

Basic and diluted net loss per share	$(0.38)	$(5.38)	$(2.63)

Weighted average number of shares used in computing basic and diluted net loss per share	32,900	34,370	28,472

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at December 31, 1999	25,594,709	$26	$187,828	$(791)	$(412)	$(40,092)	$146,559
Issuance of common stock under stock option plans	550,088	—	1,214	—	—	—	1,214
Issuance of common stock under employee stock purchase plan	71,019	—	810	—	—	—	810
Conversion of accrued interest on related party note payable into common stock	15,956	—	731	—	—	—	731
Deferred compensation related to stock option grants	—	—	524	(524)	—	—	—
Common stock issued in the acquisition of PaylinX Corporation	8,807,788	9	170,800	—	—	—	170,809
Deferred compensation related to the acquisition of PaylinX Corporation	—	—	4,619	(4,619)	—	—	—
Amortization of deferred compensation	—	—	—	1,521	—	—	1,521
Unrealized gain on short-term investments	—	—	—	—	412	—	412
Foreign currency translation adjustment	—	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	—	(74,984)	(74,984)

Comprehensive loss	—	—	—	—	—	—	(74,611)

Balance at December 31, 2000	35,039,560	35	366,526	(4,413)	(39)	(115,076)	247,033
Issuance of common stock under stock option plans	533,368	—	364	—	—	—	364
Issuance of common stock under employee stock purchase plan	150,383	—	350	—	—	—	350
Repurchase of common stock, net	(2,838,515)	(2)	(2,976)	—	—	—	(2,978)
Amortization of deferred compensation	—	—	—	2,511	—	—	2,511
Write-off of deferred compensation for terminated employees	—	—	(1,902)	1,902	—	—	—
Compensation related to stock options of certain terminated employees	—	—	300	—	—	—	300
Foreign currency translation adjustment	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(185,047)	(185,047)

Comprehensive loss	—	—	—	—	—	—	(185,108)

Balance at December 31, 2001	32,884,796	33	362,662	—	(100)	(300,123)	62,472
Issuance of common stock under stock option plans	307,868	—	311	—	—	—	311
Issuance of common stock under employee stock purchase plan	91,222	—	101	—	—	—	101
Repurchase of common stock, net	(518,300)	—	(1,026)	—	—	—	(1,026)
Foreign currency translation adjustment	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(12,514)	(12,514)

Comprehensive loss	—	—	—	—	—	—	(12,490)

Balance at December 31, 2002	32,765,586	$33	$362,048	$—	$(76)	$(312,637)	$49,368

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Operating activities:
Net loss	$(12,514)	$(185,047)	$(74,984)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	—	14,500
Amortization of developed technology	—	3,238	1,001
Depreciation and amortization	6,189	15,348	5,452
Amortization of deferred compensation	—	2,511	1,521
Amortization of goodwill and other intangible assets	—	41,933	12,961
Write-off of goodwill and other intangible assets	—	91,399	—
Loss on investment in joint venture	162	398	200
Restructuring related charges	2,220	2,980	—
Changes in assets and liabilities:
Accounts receivable	648	3,975	(4,305)
Prepaid expenses and other current assets	307	(524)	(37)
Other noncurrent assets	(9)	255	310
Accounts payable	100	(747)	(271)
Other accrued liabilities	(4,985)	2,928	(1,960)
Deferred revenue	(580)	(857)	1,861

Net cash used in operating activities	(8,462)	(22,210)	(43,751)

Investing activities:
Purchases of property and equipment	(153)	(7,926)	(16,512)
Investment in joint venture	—	—	(760)
Issuance of promissory note under loan agreement	(600)	—	—
Purchases of short-term investments	(40,846)	(49,780)	(117,866)
Maturities of short-term investments	45,499	93,287	121,000
Cash acquired from PaylinX Corporation	—	—	10,985

Net cash provided by (used in) investing activities	3,900	35,581	(3,153)

Financing activities:
Principal payments on capital lease obligations	(36)	(426)	(625)
Proceeds from exercise of stock options and issuance of common stock under the Employee Stock Purchase Plan	412	714	2,024
Repurchase of common stock, net	(1,026)	(2,978)	—

Net cash provided by (used in) investing activities	(650)	(2,690)	1,399

Effect of foreign exchange rate changes on cash	24	(61)	(39)

Net increase (decrease) in cash and cash equivalents	(5,188)	10,620	(45,544)
Cash and cash equivalents at beginning of period	36,749	26,129	71,673

Cash and cash equivalents at end of period	$31,561	$36,749	$26,129

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Supplemental disclosure of cash flow information:
Interest paid	$1	$22	$109
Supplemental disclosure of noncash financing activities:
Common stock issued in the acquisition of PaylinX Corporation	$—	$—	$170,809
Deferred compensation related to stock option grants	$—	$—	$524
Deferred compensation related to the acquisition of PaylinX Corporation	$—	$—	$4,619
Conversion of note payable and related accrued interest into common stock	$—	$—	$731

See accompanying notes.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The Company

CyberSource Corporation (the “Company” or “CyberSource”) provides secure payment and risk management solutions to organizations that process orders for goods and services over the Internet. CyberSource connects businesses to a large network of payment processors, thereby enabling them to accept credit cards, electronic checks, and other forms of electronic payment. CyberSource’s customers sell electronically through multiple channels that include not just the online model, but also call centers, interactive voice response units, kiosks, and point-of-sale environments.

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

On September 18, 2000, the Company acquired PaylinX Corporation, a privately held Missouri Corporation (“PaylinX”). The transaction has been accounted for using the purchase method of accounting. The consolidated statement of operations for the year ended December 31, 2000 includes the results of operations of PaylinX for the period from September 18, 2000 to December 31, 2000 (see Note 3).

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiary are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded as other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were not material through December 31, 2002.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. SAB 101 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives its revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. In accordance with SOP 97-2 as amended, the Company had recognized enterprise software license and maintenance revenue when all elements of a contract had been delivered. For the periods through September 30, 2002, for enterprise software arrangements where maintenance was the only undelivered element, the Company had recognized the entire contract ratably over the term of the maintenance period as vendor-specific objective evidence (“VSOE”) of fair value for license or maintenance revenue had not been established. Beginning in the fourth quarter of 2002, the Company changed its maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue effective October 1, 2002, the Company is utilizing the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) and therefore recognizes software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible.

For the year ended December 31, 2002, no customer accounted for more than 10% of total revenues. For the years ended December 31, 2001 and 2000, one customer accounted for 10% and 12% of revenues, respectively.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2002 and 2001, cash equivalents consist primarily of investments in money market funds, government bonds and commercial paper.

Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are primarily comprised of government bonds with an original maturity greater than three months and less than one year. Unrealized gains (losses) on short-term investments, which represent the difference between the fair market value and the amortized cost, were immaterial as of December 31, 2002 and 2001. There were no realized gains or losses from the sale of short-term investments during fiscal 2002 or 2001.

Concentration of Credit Risk

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable.

Cash, cash equivalents and short-term investments are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The accounts receivable of the Company and its subsidiaries are derived from sales to customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers.

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2002 and 2001, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2002 and 2001, accounts receivable due from foreign customers were 13% and 9%, respectively. The Company generally does not require collateral.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Computer equipment and software	$20,432	$20,367
Furniture and fixtures	1,826	1,816
Office equipment	1,309	1,231
Leasehold improvements	2,555	2,555

	26,122	25,969
Less accumulated depreciation and amortization	20,706	14,517

	$5,416	$11,452

Asset Impairment

The Company periodically assesses the carrying value of its long-lived assets, including goodwill and other intangible assets, and recognizes impairment losses if it determines that the carrying values are not recoverable. In November 2001, the Company evaluated the carrying value of its goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 121”). The Company concluded that the goodwill and other intangible assets recorded as a result of its acquisition of PaylinX were impaired. As a result, the Company recorded a $91.4 million write-off of goodwill and other intangible assets (see Note 8).

In accordance with the adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Reported net loss	$(12,514)	$(185,047)	$(74,984)
Add back goodwill amortization	—	34,976	10,811

Adjusted net loss	$(12,514)	$(150,071)	$(64,173)

Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.38)	$(5.38)	$(2.63)
Add back goodwill amortization	—	1.02	0.38

Adjusted basic and diluted net loss per share	$(0.38)	$(4.36)	$(2.25)

Weighted average number of shares used in computing basic and diluted net loss and adjusted net loss per share	32,900	34,370	28,472

Product Development

Product development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to product development expense in the period incurred.

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $0.5 million, $0.1 million and $1.8 million during the years ended December 31, 2002, 2001 and 2000, respectively.

Accounting for Stock-Based Compensation

The Company has elected to account for its stock-based employee compensation in accordance with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation “ (“SFAS 123”), whereby stock-based employee compensation arrangements are accounted for under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25”). Under APB 25, when the exercise price of the

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s stock options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized. The pro forma disclosures required by SFAS 123 are as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss, as reported	$(12,514)	$(185,047)	$(74,984)
Stock-based employee compensation expense included in reported net loss	—	2,511	1,521
Total stock-based employee compensation expense determined under fair value based methods for all awards	(8,271)	(17,141)	(25,831)

Pro forma net loss	$(20,785)	$(199,677)	$(99,294)

Basic and diluted net loss per share, as reported	$(0.38)	$(5.38)	$(2.63)

Pro forma basic and diluted net loss per share	$(0.63)	$(5.81)	$(3.49)

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

If the Company had reported net income for the year ended December 31, 2002, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,079,777 shares of common stock at December 31, 2002. If the Company had reported net income for the year ended December 31, 2001, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 463,102 shares of common stock at December 31, 2001. If the Company had reported net income for the year ended December 31, 2000, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 920,308 shares of common stock at December 31, 2000. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the “as-if converted” method.

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

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its consolidated results of operations and financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” FAS 148 amends FAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee stock options.

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

On September 18, 2000, the Company acquired all of the outstanding common shares of PaylinX, a developer of a payment server platform for real-time credit card transactions. Upon the closing of the acquisition, the Company issued 8,807,788 shares of its common stock to PaylinX stockholders, of which 880,726 remained in an escrow account as of December 31, 2000, but were released in September 2001. In addition, the Company issued 2,609,370 stock options in exchange for PaylinX’s previously outstanding stock options. The purchase price consisted of approximately $143.0 million of common stock issued to PaylinX stockholders, $27.8 million of stock options assumed, $4.6 million of deferred compensation and $4.0 million of costs incurred related to the acquisition.

The acquisition was accounted for using the purchase method of accounting. The Company allocated the purchase price to assets and liabilities based on management’s best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill as follows (in thousands):

Fair value of net assets acquired	$13,700
Assembled workforce	3,500
Customer base	13,000
Developed technology	10,600
In-process technology	14,500
Covenants-not-to-compete	5,000
Goodwill	114,500
Deferred compensation	4,600

Total	$179,400

The consolidated statement of operations includes the revenues and expenses of PaylinX for the period from September 18, 2000, the date of acquisition, to December 31, 2000. Goodwill and other intangible assets are being amortized on a straight-line basis over the estimated useful lives of three to five years. The $14.5 million allocated to in-process research and development was included in the Company’s operating expenses during the year ended December 31, 2000. Tangible assets of PaylinX acquired in the acquisition principally included cash and cash equivalents, accounts receivable and property and equipment. Liabilities of PaylinX assumed in the acquisition principally included accounts payable and other liabilities.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The pro forma consolidated statement of operations data for the year ended December 31, 2000 set forth below gives effect to the acquisition of PaylinX as if it occurred on January 1, 2000. The unaudited pro forma results include an adjustment to reflect amortization of goodwill, intangible assets and deferred compensation and exclude the in-process research and development expense recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company’s common stock to acquire the outstanding shares of PaylinX.

Year Ended December 31,
2000
(In thousands, except per share amounts)
Revenues	$36,896
Net loss	$(105,790)
Basic and diluted net loss per share	$(3.07)

4.	Strategic Alliance

In June 2002, the Company entered into an Original Equipment Manufacturer agreement (“OEM Agreement”) with a privately-held provider (the “Alliance”) of e-commerce software and services to small and medium-sized businesses. Under the terms of the OEM Agreement, the Company’s transaction processing services are being resold to the customers of the Alliance. Revenue generated under the OEM Agreement are being shared equally between the Company and the Alliance, after certain costs associated with delivering such services have been reimbursed to both parties, and are being recognized once such services have been provided.

In conjunction with the OEM Agreement, the Company and the Alliance also entered into a loan agreement whereby the Company provided an initial loan to the Alliance of $300,000 in June 2002 and an additional loan of $300,000 in August 2002 pursuant to a promissory note. The Alliance’s share of revenue under the OEM Agreement must first be used to repay the indebtedness outstanding under the loan. Any remaining principal and accrued interest is payable in full in June 2004. The loan accrues interest at an annual rate of 5% and is secured by substantially all of the Alliance’s assets. In conjunction with the loan agreement, the Company also received a warrant to purchase 680,550 shares of the Alliance’s common stock at an exercise price of $0.28 per share. The warrant is fully vested, expires in June 2004 and has been assessed a value of approximately $95,000 using the Black-Scholes valuation model. The principal and accrued interest on the loan, as well as the value of the warrant, have been classified as other noncurrent assets in the Company’s consolidated balance sheet as of December 31, 2002.

5.	Balance Sheet Detail

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001
Employee benefits and related expenses	$1,632	$2,462
Accrued restructuring related expenses	3,740	5,569
Acquisition related expenses	47	78
Employee stock purchase plan contributions	48	37
Other liabilities	4,618	4,704

Total other accrued liabilities	$10,085	$12,850

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.	Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. As of December 31, 2002, the Company contributed $0.8 million to the joint venture. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. For the years ended December 31, 2002 and 2001, the Company recorded losses from investment in the joint venture of approximately $162,000 and $398,000, respectively. As of June 30, 2002, the Company had recognized losses to the extent of its historical investment.

7.	Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations as principally three segments, e-commerce transaction services and support, professional services and enterprise software and manages the business based on the revenues and cost of revenues of these segments. Additionally, revenues from outside the United States were 6.9%, 5.1% and 5.4% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, no customer accounted for more than 10% of revenues. For the years ended December 31, 2001 and 2000, one customer accounted for 10% and 11.5% of revenues, respectively.

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the years ended December 31, 2002, 2001 and 2000. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	December 31,
	2002	2001	2000
Revenues:
Commerce transaction services and support	$20,029	$22,463	$19,950
Professional services	3,613	3,388	8,986
Enterprise software	4,382	4,898	988

Total revenues	$28,024	$30,749	$29,924

	December 31,
	2002	2001	2000
Cost of revenues:
Commerce transaction services and support	$9,597	$14,376	$15,933
Professional services	1,870	1,986	5,806
Enterprise software	517	4,188	1,422

Total cost of revenues	$11,984	$20,550	$23,161

8.	Restructuring and Other Non-recurring Charges

During the years ended December 31, 2002 and 2001, the Company recorded non-recurring restructuring charges totaling $2.5 million and $104.7 million, respectively, as summarized below:

	December 31,
	2002	2001
Write-off of goodwill and other intangible assets	$—	$91,399
Worldwide workforce reductions	295	6,484
Facilities and equipment charges	2,047	6,158
Other non-recurring charges	131	620

Total restructuring and other non-recurring charges	$2,473	$104,661

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2001, the Company completed an analysis under SFAS 121 to determine if its goodwill and other intangible assets recorded in September 2000 upon its acquisition of PaylinX Corporation were impaired. The Company concluded that certain events and changes in circumstances, including a decrease in its market capitalization during fiscal 2001 and a decline in the estimated future growth of the enterprise payment software market, were indicators of impairment of the remaining goodwill and other intangible assets. Due to these indicators of impairment, the Company performed an analysis of future undiscounted cash flows to determine the recoverability of the goodwill and other intangible assets. Based on its analysis, the Company recorded a $91.4 million non-cash write-off of the goodwill and other intangible assets.

The Company also recorded restructuring charges of approximately $0.3 million and $6.5 million in 2002 and 2001, respectively, related to the reduction of its workforce worldwide to realign its resources to better manage and control the business. During 2002, the Company reduced its workforce by 12 employees of which 8 were in professional services, sales and marketing; 3 were in product development; and 1 was in general and administrative services. During 2001, the Company reduced its workforce by 270 employees of which 103 were in professional services, sales and marketing; 55 were in product development; 83 were in operations and customer support; and 29 were in general and administrative services. As of December 31, 2002, $0.2 million related to severance and benefits was included in accrued restructuring related expenses and will be paid over the remaining severance obligation period.

The Company also recorded facility-related restructuring charges of approximately $2.0 million and $6.2 million in 2002 and 2001, respectively. During 2001, the Company closed its St. Louis, Missouri facility, exited certain under-utilized space in its Mountain View, California and Austin, Texas facilities and consolidated its data centers. Included in the $6.2 million charge in 2001 was $3.5 million related to future lease payments for the Company’s St. Louis, Missouri facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View, California space. Also, included in the $6.2 million was $2.7 million related to the impairment of excess property and equipment and leasehold improvements primarily resulting from the exiting of the above facilities. During 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. As of December 31, 2002, $3.6 million related to facility-related restructuring charges was included in accrued restructuring related expenses and will be paid over the respective remaining lease terms.

The following table summarizes the activity during fiscal 2002 related to the 2002 restructuring charges (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Balance at December 31, 2002
Severance and benefits	$295	$(122)	$—	$173

	$295	$(122)	$—	$173

As of December 31, 2002, the remaining balance of the 2002 restructuring charges included accrued liabilities related to severance and benefits, which will be paid out over the remaining severance obligation.

The following tables summarizes the costs and activities during fiscal 2002, related to the 2001 restructuring charges (in thousands):

	Balance at December 31, 2001	Adjustment to Restructuring Charge	Cash Payments	Non-cash Charges	Balance at December 31, 2002
Severance and benefits	$2,092	$—	$(2,092)	$—	$—
Facilities	3,477	2,047	(1,874)	(82)	3,568

	$5,569	$2,047	$(3,966)	$(82)	$3,568

As of December 31, 2002, the remaining accrued restructuring charges related to the 2001 restructuring included redundant facilities costs, which will be paid over the respective remaining lease terms.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Year Ended December 31,
	2002	2001
Cumulative foreign currency translation adjustment	$(76)	$(100)

Accumulated other comprehensive loss	$(76)	$(100)

10.	Commitments

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2006. Rental expense was approximately $1.5 million, $4.1 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in property and equipment, aggregated approximately $1.8 million at December 31, 2002 and 2001. Related accumulated amortization was approximately $1.8 million and $1.6 million at December 31, 2002 and 2001, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.

Future minimum lease payments under noncancelable operating leases and capital leases at December 31, 2002 are as follows (in thousands):

Year ending December 31,	Capital Leases	Operating Leases	Amount Included in Accrued Restructuring	Remaining Obligation
2003	$18	$3,631	$1,032	$2,599
2004	—	3,610	957	2,653
2005	—	2,886	698	2,188
2006	—	2,924	681	2,243

Total minimum payments	$18	$13,051	$3,368	$9,683

Less amount representing interest	—

Less current portion	18

	$—

11.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors have the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2002, there are no shares of preferred stock outstanding.

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

The Company has reserved shares of common stock for future issuance at December 31, 2002 as follows:

1998 and 1999 Stock Option Plans:
Options outstanding	5,817,133
Options available for future grants	5,588,062
1999 Employee Stock Purchase Plan—shares available for future purchase	187,376

11,592,571

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

In March 1998, the Company adopted its 1998 Stock Option Plan (the “1998 Option Plan”). There are 1,900,000 shares of common stock authorized for issuance under the 1998 Option Plan. The 1998 Option Plan provides for the issuance of common stock and the granting of options to employees, officers, directors, consultants, independent contractors, and advisors of the Company. The exercise price of a nonqualifying stock option and an incentive stock option shall not be less than 85% and 100%, respectively, of the fair value of the underlying shares on the date of grant. Options granted under the 1998 Option Plan generally become exercisable over four years at the rate of 25% per year from the grant date.

In January 1999, the Company adopted its 1999 Stock Option Plan (the “1999 Option Plan”). The Company has reserved 2,500,000 shares of common stock for issuance under the 1999 Option Plan. The provisions of the 1999 Plan are similar to those of the 1998 Option Plan. In May and September 2000, the Company reserved an additional 3,500,000 and 1,000,000 shares, respectively, of common stock under the 1999 Option Plan.

In October 1999, the Company adopted the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”). The Company has reserved 1,100,000 shares of common stock for issuance under the 1999 Nonqualified Option Plan. The 1999 Nonqualified Option Plan provides for the granting of non-qualified stock options to employees, consultants and directors. The other provisions of the 1999 Nonqualified Option Plan are similar to those of the 1999 and 1998 Stock Option Plans. In March 2000, the Company reserved an additional 637,500 shares of common stock for issuance under the 1999 Nonqualified Option Plan.

In September 2000, the Company assumed the PaylinX 2000 Stock Option Plan (the “PaylinX Plan”) in connection with its acquisition of PaylinX. The Company issued 2,609,370 stock options in exchange for PaylinX’s previously outstanding stock options under the PaylinX Plan.

The following table summarizes information about the Company’s stock option activity under the 1998 Option Plan, the 1999 Option Plan and the 1999 Nonqualified Option Plan. Options granted prior to December 31, 1997 were originated from options granted by Beyond.com and were granted by the Company immediately following the adoption of the 1998 Option Plan.

	Options Outstanding
	Shares Available	Number of Available	Weighted Average Exercise Price
Balance at December 31, 1999	1,030,292	3,276,767	$10.95
Additional shares reserved	8,489,460	—	$—
Options granted	(7,659,649)	7,659,649	$13.89
Options exercised	—	(550,088)	$2.22
Options canceled	1,504,919	(1,504,919)	$16.15

Balance at December 31, 2000	3,365,022	8,881,409	$13.14
Options granted	(2,344,000)	2,344,000	$1.38
Options exercised	—	(533,368)	$0.72
Options canceled	4,143,726	(4,143,726)	$14.16

Balance at December 31, 2001	5,164,748	6,548,315	$9.29
Options granted	(2,427,500)	2,427,500	$1.66
Options exercised	—	(307,868)	$1.01
Options canceled	2,850,814	(2,850,814)	$10.10

Balance at December 31, 2002	5,588,062	5,817,133	$6.14

In connection with certain stock options granted in 2000, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of $0.5 million which was being amortized on a graded method over the four-year vesting period of the options. In addition, the Company recorded deferred compensation of approximately $4.6 million in connection with the acquisition of PaylinX as discussed in Note 3. In fiscal 2001 and 2000, $2.5 million and $1.5 million of these amounts were amortized to compensation expense, respectively. As of December 31, 2001, all remaining unamortized deferred compensation was written off as the personnel for which the deferred compensation had been recorded were no longer with the Company due to its restructurings.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 31, 2002:

Exercise Price	Number of Options Outstanding	Weighed Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.05–$ 0.05	31,291	$0.05	5.21	31,291	$0.05
$ 0.07–$ 1.13	705,239	$1.05	8.03	362,539	$0.99
$ 1.16–$ 1.39	318,282	$1.22	8.54	155,235	$1.25
$ 1.60–$ 1.60	1,910,628	$1.60	9.11	424,933	$1.60
$ 1.62–$ 3.62	744,211	$2.62	8.19	366,634	$3.09
$ 3.81–$ 6.75	1,001,818	$6.39	7.68	798,708	$6.34
$ 7.00–$16.50	584,752	$9.91	6.89	439,468	$9.76
$17.13–$59.63	509,912	$32.75	7.18	360,994	$33.32
$63.50–$63.50	4,500	$63.50	6.84	3,375	$63.50
$64.63–$64.63	6,500	$64.63	6.87	4,875	$64.63

	5,817,133	$6.14		2,948,052	$8.23

At December 31, 2001 and 2000, 3,305,169 and 3,010,610 options were exercisable at a weighted average exercise price of $9.65 and $7.52, respectively.

Employee Stock Purchase Plan

In June 1999, the Company’s board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. During the year ended December 31, 2002, the Company issued 91,222 shares of common stock to employees under the terms of the plan. As of December 31, 2002, 187,376 shares remain available for purchase under the plan.

Stock-Based Compensation

Pro forma information regarding net loss is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model in 2002, 2001 and 2000 with the following weighted average assumptions: a risk-free interest rate of 3.82%, 4.30% and 6.15% for 2002, 2001 and 2000, respectively; no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 0.69 for 2002, 1.36 for 2001 and 1.40 for 2000; and a weighted average expected life of the option of four years. The fair value for shares granted under the employee stock purchase plan was estimated using the Black-Scholes valuation model in 2002, 2001 and 2000 with the following weighted average assumptions: a risk-free interest rate of 1.72%, 4.30% and 6.15% for 2002, 2001 and 2000, respectively; no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 0.69 for 2002, 1.36 for 2001 and 1.40 for 2000; and a weighted average expected life of 6 months.

The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had compensation cost been determined using the fair value at the grant date for options granted calculated using the Black-Scholes valuation model or the minimum value method of SFAS 123, the Company’s actual net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,
	2002	2001	2000
Pro forma net loss (in thousands)	$(20,785)	$(199,677)	$(99,294)
Pro forma and diluted net loss per share	$(0.63)	$(5.81)	$(3.49)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $1.06, $1.17 and $16.91 per share for options granted during 2002, 2001 and 2000, respectively. The weighted average fair valueassigned to shares granted under the employee stock purchase plan under SFAS 123, was $0.47, $3.27 and $17.76 per share during 2002, 2001 and 2000, respectively.

The pro forma impact of options on the net loss and basic and diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

12.	Common Stock Repurchase Program

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

On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2002 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2002 and ended December 31, 2002, the Company repurchased 518,300 shares at an average price of $1.98 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

13.	Related Party Transactions

The Chief Executive Officer of the Company was the Chairman of the Board of Beyond.com. On January 24, 2002, Beyond.com filed for protection under Chapter 11 of the Bankruptcy Code. As of December 31, 2001, the Company had accounts receivable due from Beyond.com of approximately $153,000. For the years ended December 31, 2002, 2001 and 2000, sales of transaction and support services totaling $28,000, $593,000 and $1.6 million, respectively, were made to Beyond.com.

For the years ended December 31, 2002, 2001 and 2000, legal fees of approximately $0.2 million, $0.6 million and $0.9 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company is a partner. As of December 31, 2002 and 2001, the Company had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of the Company’s contracts with the above-related parties are consistent with its contracts with other independent parties.

14.	Litigation and Contingencies

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company’s initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource. The Company believes that the allegations seem directed primarily at its underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. The Company intends to exercise its indemnification rights against the underwriters and to defend itself vigorously. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Income Taxes

As of December 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $150.0 million and $68.3 million, respectively. As of December 31, 2002, the Company also had federal and state research credit carryforwards of approximately $0.6 million and $0.6 million, respectively. As a result of California legislation, the utilization of a substantial portion of the Company’s California state net operating loss carryforward is suspended for 2003.

The net operating loss and credit carryforwards will expire at various dates beginning in 2010 through 2022, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The net deferred tax asset has been fully offset by a valuation allowance. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes at December 31 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$55,220	$52,600
Research credit carryforwards	960	1,170
Other, net	4,410	2,130

Deferred tax assets	$60,590	$55,900
Deferred tax liability	—	—

Net deferred tax assets	$60,590	$55,900
Valuation allowance	(60,590)	(55,900)

Net deferred tax assets	$—	$—

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the weight of available evidence, which includes the Company’s historical operating performance, the reported net losses in 2002 and 2001, and the uncertainties regarding future results of operations of the Company, the Company has provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $4.7 million during 2002 and increased by $32.8 million during 2001.

16.	Employee Savings and Retirement Plan

The Company maintains a defined contribution plan under Internal Revenue Service Code 401(k) (the “401(k) Plan”). The 401(k) Plan provides for tax deferred salary deductions. Employees can elect to contribute to the 401(k) Plan up to 20% of their salary, subject to current statutory limits. The Company is not required to contribute to the 401(k) Plan and has made no contributions since the inception of the 401(k) Plan.

17.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2002 and 2001 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2002
Revenues	$6,811	$6,911	$6,924	$7,378	$28,024
Gross profit	3,567	3,761	4,081	4,631	16,040
Net loss	(3,956)	(2,962)	(1,988)	(3,608)	(12,514)
Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.06)	$(0.11)	$(0.38)
Fiscal 2001
Revenues	$7,716	$7,752	$7,576	$7,705	$30,749
Gross profit	1,886	2,425	2,694	3,194	10,199
Net loss	(26,976)	(22,309)	(21,743)	(114,019)	(185,047)
Basic and diluted net loss per share	$(0.77)	$(0.63)	$(0.64)	$(3.46)	$(5.38)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The first quarter fiscal 2001 net loss includes restructuring and other non-recurring charges of $3.3 million composed primarily of $2.8 million in severance and benefits charges and $0.5 million related to the consolidation of data centers and disposal of excess property and equipment.

The third quarter fiscal 2001 net loss includes restructuring and other non-recurring charges of $2.0 million composed primarily of $1.3 million in severance and benefits charges.

The fourth quarter fiscal 2001 net loss includes restructuring and other non-recurring charges of $104.7 million composed primarily of a write-off of goodwill of $91.4 million, severance and benefits charges of $6.5 million and facility charges of $6.2 million.

The fourth quarter fiscal 2002 net loss includes restructuring and other non-recurring charges of $2.5 million composed primarily of facility charges of $2.0 million and severance and benefits charges of $0.3 million.

18.	Subsequent Events (unaudited)

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2003 and ended March 13, 2003, the Company has repurchased 56,300 shares at an average price of $2.37 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

In February 2003, subsequent to the balance sheet date, the Company increased its investment in CyberSource K.K. by an additional $43,000.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14:    CONTROLS AND PROCEDURES

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

ITEM 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements

The following documents are filed as part of this Report:

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is listed on page 52 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Index to Exhibits

See Index to Exhibits on page 53.

(b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Jose, California on the 26th day of March, 2003.

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

Signature	Title	Date

/S/ WILLIAM S. MCKIERNAN William S. McKiernan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2003

/S/ STEVEN D. PELLIZZER Steven D. Pellizzer	Chief Financial Officer and Vice President of Finance (Principal Financial Officer)	March 26, 2003

/S/ KEN HARRIS Ken Harris	Director	March 26, 2003

/S/ SCOTT LOFTESNESS Scott Loftesness	Director	March 26, 2003

/S/ JOHN J. MCDONNELL, JR. John J. McDonnell, Jr.	Director	March 26, 2003

/S/ STEVEN P. NOVAK Steven P. Novak	Director	March 26, 2003

/S/ RICHARD SCUDELLARI Richard Scudellari	Director	March 26, 2003

/S/ KENNETH THORNTON Kenneth Thornton	Director	March 26, 2003

CYBERSOURCE CORPORATION

CERTIFICATION

I, William S. McKiernan, certify that:

1.	I have reviewed this annual report on Form 10-K of CyberSource Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003

By:	/s/ WILLIAM S. MCKIERNAN
William S. McKiernan Chief Executive Officer

CYBERSOURCE CORPORATION

CERTIFICATION

I, Steven D. Pellizzer, certify that:

1.	I have reviewed this annual report on Form 10-K of CyberSource Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 26, 2003

By:	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer Chief Financial Officer

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2000, 2001 and 2002

(In thousands)

	Balance at Beginning of Year	Amounts Charged to Revenue, Costs, or Expenses	Write-offs and Recoveries	Balance at End of Year
2000
Allowance for Doubtful Accounts	$282	$2,775	$977	$2,080
2001
Allowance for Doubtful Accounts	$2,080	$1,480	$2,552	$1,008
2002
Allowance for Doubtful Accounts	$1,008	$—	$335	$673

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)*	Certificate of Incorporation of the Registrant, as amended.
3.2(1)*	Bylaws of the Registrant, as amended.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1(1)*+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)*+	1998 Stock Option Plan.
10.3(1)*+	1999 Stock Option Plan, as amended
10.4(2)x	Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.
10.5(3)x	Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.6(4)x	Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.7(5)	Amended and Restated Investors’ Rights Agreement dated October 21 1998.
10.8(6)+	1999 Employee Stock Purchase Plan.
10.9(7)x	CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.10(8)x	1999 Nonqualified Stock Option Plan, as amended.
10.11(9)x	Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.12(10)	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to Page 49.

*(1)	Previously filed as an exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(2)	Previously filed as exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(3)	Previously filed as exhibit 10.10 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(4)	Previously filed as exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(5)	Previously filed as exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(6)	Previously filed as exhibit 10.14 to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(7)	Previously filed as exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(8)	Previously filed as exhibit 10.17 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(9)	Previously filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(10)	Previously filed as exhibit 10.19 to the Registrant’s Form 10-K for the year 1999 (No. 000-26477).
x	Confidential treatment granted as to portions of this exhibit.
+	Management contract or compensation plan, contract or arrangement.