Form 10-Q
period 2003-03-31
CYBERSOURCE CORP
filed 2003-05-12
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

As of May 2, 2003, there were 32,593,148 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 26 pages with the Index to Exhibits located on page 23.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,295	$31,561
Short-term investments	19,146	17,714
Accounts receivable, net	3,368	4,066
Prepaid expenses and other current assets	2,264	1,950

Total current assets	53,073	55,291
Property and equipment, net	4,244	5,416
Other noncurrent assets	1,057	1,100

Total assets	$58,374	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$316	$461
Employee benefits and related expenses	1,351	1,632
Accrued restructuring related charges	3,135	3,740
Other accrued liabilities	4,741	4,713
Deferred revenue	1,647	1,875
Current obligations under capital leases	—	18

Total current liabilities	11,190	12,439

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	361,964	362,048
Accumulated other comprehensive loss	(84)	(76)
Accumulated deficit	(314,729)	(312,637)

Total stockholders’ equity	47,184	49,368

Total liabilities and stockholders’ equity	$58,374	$61,807

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2002.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Transaction and support	$5,144	$5,054
Enterprise software	941	1,009
Professional services	288	748

Total revenues	6,373	6,811
Cost of revenues:
Transaction and support	2,096	2,694
Enterprise software	132	109
Professional services	187	441

Cost of revenues	2,415	3,244

Gross profit	3,958	3,567

Operating expenses:
Product development	1,871	2,315
Sales and marketing	2,941	3,776
General and administrative	1,391	1,674

Total operating expenses	6,203	7,765

Loss from operations	(2,245)	(4,198)
Loss on investment in joint venture	(43)	(89)
Interest income, net	196	331

Net loss	$(2,092)	$(3,956)

Basic and diluted net loss per share	$(0.06)	$(0.12)

Weighted average number of shares used in computing basic and diluted net loss per share	32,769	32,930

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,092)	$(3,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,175	1,726
Loss on investment in joint venture	43	89
Changes in operating assets and liabilities:
Accounts receivable	698	319
Prepaid expenses and other current assets	(314)	56
Other noncurrent assets	43	9
Accounts payable	(145)	154
Other accrued liabilities	(858)	(2,908)
Deferred revenue	(228)	133

Net cash used in operating activities	(1,678)	(4,378)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3)	(12)
Investment in joint venture	(43)	—
Purchases of short-term investments	(9,060)	(7,307)
Maturities of short-term investments	7,628	9,372

Net cash provided by (used in) investing activities	(1,478)	2,053
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(18)	(29)
Proceeds from exercise of stock options	69	84
Proceeds from employee stock purchase plan	57	41
Repurchase of common stock	(210)	(79)

Net cash provided by (used in) financing activities	(102)	17
Effect of exchange rate changes on cash	(8)	(10)

Decrease in cash and cash equivalents	(3,266)	(2,318)
Cash and cash equivalents at beginning of period	31,561	36,749

Cash and cash equivalents at end of period	$28,295	$34,431

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 26, 2003, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions during its first quarter of fiscal 2003.

For stock options granted during the three months ended March 31, 2003 and March 31, 2002, the Company determined the fair value for these options at the date of grant using the Black-Scholes valuation model and the following weighted average assumptions: a risk-free interest rate of 2.91% and 4.46% for the three months ended March 31, 2003 and 2002, respectively; no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 0.64 and 1.10 for the three months ended March 31, 2003 and 2002, respectively; and a weighted average expected life of the option of four years. The Company also calculated the fair value for shares granted under its employee stock purchase plan during the three months ended March 31, 2003 and 2002 with the following weighted average assumptions: a risk-free interest rate of 1.19% and 1.90% for the three months ended March 31, 2003 and 2002, respectively; no dividend yield; a volatility factor of the expected market price of the Company’s common stock of 0.64 and 1.10 for the three months ended March 31, 2003 and 2002, respectively; and a weighted average expected life of 6 months.

Had compensation cost been determined using the fair value method, the Company’s actual net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(2,092)	$(3,956)
Stock-based employee compensation expense included in reported net loss	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,786)	(2,569)

Pro forma net loss(in thousands)	$(3,878)	$(6,525)

Pro forma basic and diluted net loss per share	$(0.12)	$(0.20)

The weighted average fair value of options granted was $1.16 and $1.41 per share for options granted during the three months ended March 31, 2003 and 2002, respectively. The weighted average fair value for shares granted under the employee stock purchase plan was $0.59 and $0.41 per share during the three months ended March 31, 2003 and 2002, respectively.

The pro forma impact of options on the net loss and basic and diluted net loss per share for the three months ended March 31, 2003 and 2002 is not representative of the effects on net income (loss) for future periods, as future periods will include the effects of options vesting as well as the impact of multiple periods of stock option grants.

Net Loss Per Share

If the Company had reported net income for the three months ended March 31, 2003 and 2002, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,238,944 and 575,180 shares of common stock at March 31, 2003 and 2002, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

2.    SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three-month periods ended March 31, 2003 and March 31, 2002. There were no inter-business unit sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
E-commerce transaction services and support	$5,144	$5,054
Enterprise software	941	1,009
Professional services	288	748

Total revenues	$6,373	$6,811

Cost of revenues:
E-commerce transaction services and support	$2,096	$2,694
Enterprise software	132	109
Professional services	187	441

Total cost of revenues	$2,415	$3,244

Additionally, approximately 11.3% of the Company’s accounts receivable balance was due from one professional services customer as of March 31, 2002.

3.    RESTRUCTURING CHARGES

Fourth Quarter 2002 Restructuring

In the fourth quarter of fiscal 2002, the Company incurred restructuring charges totaling approximately $0.2 million. The charges represented the reduction of the Company’s workforce by 7 employees. The following table summarizes the costs and activities during the first three months of fiscal 2003, related to the fourth quarter 2002 restructuring accrual (in thousands):

	Balance at December 31, 2002	Cash Payments	Non-cash Charges	Balance at March 31, 2003
Severance and benefits	$173	$(173)	$—	$—

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business.

Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million during the fourth quarter of fiscal 2002 relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered then current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. As of March 31, 2003, $3.1 million related to facility-related restructuring charges was included in accrued restructuring related expenses. The following table summarizes the costs and activities during the first three months of fiscal 2003, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2002	Cash Payments	Non-cash Charges	Balance at March 31, 2003
Facilities	$3,568	$433	$—	$3,135

As of March 31, 2003, the remaining accrued restructuring related charges included redundant facilities costs, which will be paid over the respective remaining lease terms.

4.    COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(2,092)	$(3,956)
Change in cumulative translation adjustment	(8)	(10)

Comprehensive loss	$(2,100)	$(3,966)

5.    LEGAL MATTERS

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

6.    COMMON STOCK REPURCHASE PROGRAM

On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2002 to repurchase additional shares of the Company’s common stock. During the twelve months ended January 21, 2003, the Company repurchased 518,300 shares at an average price of $1.98 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2003 and ended March 31, 2003, the Company repurchased 88,100 shares at an average price of $2.38 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

7.    RECENT PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The Company’s adoption of SFAS 146 did not have a material impact on its consolidated results of operations and financial position.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company’s adoption of FIN 45 did not have a material impact on its consolidated results of operations and financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. The Company does not have any variable interest entities created after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the FIN 46 provisions are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has not identified any variable interest entities to date and will continue to evaluate whether it has variable interest entities that will have a significant impact on its consolidated balance sheet and results of operations.

8.    GUARANTEES

Under the terms of our standard contract with each of our customers, we agree to indemnify each customer against certain liabilities and damages to the extent such liabilities and damages arise from claims that such customer’s use of our software or services infringes intellectual property rights of a third party. These terms are common in the high technology industry. We do not record a liability for potential litigation claims related to indemnification obligations with our customers. We do not believe the likelihood of a material obligation is probable.

9.    SUBSEQUENT EVENTS (unaudited)

In April 2003, subsequent to the balance sheet date, the Company increased its investment in CyberSource K.K. by an additional $43,000. As prior period losses exceeded the Company’s historical investment, the Company wrote-off the additional investment as loss on investment in joint venture in April 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to our expectations regarding liquidity and adequacy of cash resources; our intention to expand our business; our estimation regarding SOP 98-9 and its potential impact on enterprise software revenue recognition; our estimations regarding employee separation costs and the settlements of contractual obligations arising out of our restructuring activities; our estimations regarding facility exit costs and our assumptions regarding the identification of and rental rate to be paid by a sublessee; and our belief that an adverse outcome in the class action lawsuits pending against us would not have a material adverse effect on us. Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003 (SEC File No. 000-26477).

OVERVIEW

We derive substantially all of our revenues from Internet commerce transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. For enterprise software license arrangements where maintenance is the only undelivered element, effective October 1, 2002, we began utilizing the residual method of accounting as permitted by Statement of Position 98-9 and therefore we defer the vendor-specific evidence of fair value (“VSOE”) for the maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. Prior to October 1, 2002, for enterprise software arrangements where maintenance was the only undelivered element, the company had recognized the entire fee ratably over the term of the maintenance period as VSOE of fair value for license or maintenance revenue had not been established. We have incurred significant losses since our inception, and through March 31, 2003 had incurred cumulative losses of approximately $319.3 million. We expect to continue to incur substantial operating losses for the foreseeable future.

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

We had increased the number of our employees from 45 employees at December 31, 1997 to 448 at December 31, 2000. During fiscal 2001, we reduced the number of employees by 270 as we restructured and realigned our resources to better manage and control our business. As of March 31, 2003, we had 167 employees.

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

As of September 30, 2002, we had not established VSOE of fair value for enterprise software license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we had recognized the entire contract ratably over the term of the maintenance period. Beginning in the fourth quarter of 2002, we changed our maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue, effective October 1, 2002, we utilize the residual method of accounting as permitted by SOP 98-9 and defer the VSOE of maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. The result of this change could materially impact enterprise software revenue recognized in the future as enterprise software license revenue will no longer be deferred and recognized ratably over the term of the maintenance period. In addition, through September 30, 2003, we will continue to ratably recognize enterprise software revenue that had previously been deferred prior to the establishment of VSOE of fair value for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9.

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

Restructuring and Other Non-Recurring Charges

During fiscal years 2002 and 2001, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a potential sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. The actual costs may differ from these estimates.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of March 31, 2003, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Revenues. Revenues were $6.4 million for the three months ended March 31, 2003 as compared to $6.8 million for the three months ended March 31, 2002, a decrease of approximately $0.4 million or 6.4%. Transaction and support revenues were $5.1 million for the three months ended March 31, 2003, consistent with the $5.1 million for the three months ended March 31, 2002. Our transactions processed were approximately 66.1 million during the three months ended March 31, 2003 as compared to approximately 50.0 million processed during the three months ended March 31, 2002. The increase in transactions processed is due primarily to the growth of our customer base and an increase in transaction volumes processed by our existing customers. Transaction and support revenues remained consistent despite the increase in total transactions processed due in part to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $0.9 million during the three months ended March 31, 2003 as compared to $1.0 million for the three months ended March 31, 2002, a decrease of approximately $0.1 million or 6.7%. The decrease is due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during the three months ended March 31, 2003, offset, to a certain extent, by a change in our software license revenue recognition policy effective October 1, 2002. Professional services revenues decreased to $0.3 million for the three months ended March 31, 2003, a decrease of approximately 61.5% as compared to $0.7 million for the three months ended March 31, 2002, due to a decrease in the number and dollar magnitude of professional services projects that occurred during the three months ended March 31, 2003. As of March 31, 2002, approximately 11.3% of our accounts receivable balance was due from one professional services customer.

Cost of Revenues.    Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $2.1 million or 40.7% of transaction and support revenues for the three months ended March 31, 2003 as compared to $2.7 million or 53.3% of transaction and support revenues for the three months ended March 31, 2002. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to lower depreciation expense which decreased by approximately $0.4 million for the three months ended March 31, 2003. Professional services cost of revenues consist principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.2 million or 64.9% of professional services revenues for the three months ended March 31, 2003 as compared to $0.4 million or 59.0% of professional services revenues for the three months ended March 31, 2002. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due to lower professional services profit margins resulting from lower realization fixed fee projects during the three months ended March 31, 2003. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues were $0.1 million or 14.0% of enterprise software revenues for the three months ended March 31, 2003, consistent with the $0.1 million or 10.8% of enterprise software revenues for the three months ended March 31, 2002.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $1.9 million for the three months ended March 31, 2003 as compared to $2.3 million for the three months ended March 31, 2002. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower facility costs, which decreased by approximately $0.3 million and $0.1 million, respectively, in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.9 million for the three months ended March 31, 2003 as compared to $3.8 million for the three months ended March 31, 2002. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower marketing program costs which decreased by approximately $0.4 million and $0.3 million, respectively, in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

General and Administrative.    General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.4 million for the three months ended March 31, 2003 as compared to $1.7 million for the three months ended March 31, 2002. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year which decreased by approximately $0.2 million in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Loss on Investment in Joint Venture.    On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. In February 2003, we increased our investment in CyberSource K.K. by an additional $43,000. During the three months ended March 31, 2003 and 2002, we recorded a loss of approximately $43,000 and $0.1 million, respectively, which represents our share of the joint venture’s loss for the periods. As of March 31, 2003, we have recognized losses to the extent of our investment.

Interest Income, Net.    Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.2 million for the three months ended March 31, 2003 as compared to $0.3 million for the three months ended March 31, 2002. The decrease is primarily due to decreased cash, cash equivalents and short-term investments balances as a result of our operating losses incurred since March 31, 2002 and, to a lesser extent, lower investment yields. Interest expense was $1,000 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $1.9 million from $49.3 million at December 31, 2002 to $47.4 million at March 31, 2003. The decrease is primarily due to our use of $1.7 million to fund operations during the three months ended March 31, 2003.

Net cash used in our operating activities was $1.7 million for the three months ended March 31, 2003 as compared to $4.4 million for the three months ended March 31, 2002. The decrease is primarily due to the decrease in our operating losses and smaller payments for other accrued liabilities, offset by a decrease in depreciation and amortization.

Net cash used by investing activities was $1.5 million during the three months ended March 31, 2003 as compared to cash provided by investing activities of $2.1 million for the three months ended March 31, 2002. Net cash used by investing activities during the three months ended March 31, 2003 was composed primarily of $9.1 million of cash used for purchases of short-term investments, offset by $7.6 million received from maturities of short-term investments. The decrease compared to the three months ended March 31, 2002 is primarily due to an increase in short-term investment purchases and a decrease in short-term investment maturities during the three months ended March 31, 2003.

Net cash used in financing activities was $0.1 million during the three months ended March 31, 2003 as compared to cash provided by financing activities of $17,000 for the three months ended March 31, 2002. The decrease is primarily due to the increase in cash used to purchase our common stock under the common stock repurchase program.

We believe that our current cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund expected operating losses. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. To the extent that our current cash balance and any future earnings are insufficient to fund our future activities, we would need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to us.

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

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001 and $12.5 million in 2002. As of March 31, 2003, we had incurred cumulative losses of $319.3 million.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), Fair, Isaac, InfoSpace, Paymetrics, Retail Decisions, TrinTech and VeriSign. In addition, Visa has launched an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as First Data Corporation may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. Since then, we have not been engaged, and in the future may not be engaged, for additional projects of similar or larger size. The demand for professional services may decrease further. For instance, professional services revenue decreased from $0.9 million for the three months ended December 31, 2002 to

$0.3 million for the three months ended March 31, 2003. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not have, and may not be able to obtain, the resources necessary to meet future demand.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a large, relative magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of March 31, 2003, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.1%, 6.9% and 7.8% of our revenues in 2001, 2002 and during the three months ended March 31, 2003, respectively. In March 2000, we entered into a joint venture agreement with

Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of March 31, 2003, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently made in U.S. dollars or pounds sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates.

Due to the nature of our short-term investments, which are primarily government bonds, we have concluded that there is no material market risk exposure with respect to such investments.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $10.7 million of net proceeds as of December 31, 2002 from the second public offering in November 1999, we used $1.7 million to fund operations and used $0.2 million to repurchase shares of our common stock during the three months ended March 31, 2003. The remaining $8.8 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of March 31, 2003. On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the three months ended March 31, 2003, the Company repurchased 88,100 shares at an average price of $2.38 per share for a total cost of $0.2 million, net of repurchase costs. From April 1, 2003 to May 2, 2003, the Company repurchased 192,300 shares at an average price of $2.28 per share.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.    OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the first quarter of fiscal 2003 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the first quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of Ernst & Young for the following non-audit services: (1) accounting consultations; (2) statutory audits; and (3) tax compliance and consultations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.1.1	Certificate of Retirement of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

10.1	Amended and Restated 1998 Stock Option Plan

10.2	Amended and Restated 1999 Stock Option Plan

10.3	Amended and Restated 1999 Employee Stock Purchase Plan

10.4	Amended and Restated 1999 Nonqualified Stock Option Plan

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b)	Reports on Form 8-K.

We did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: May 12, 2003	By:	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer Vice President of Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

CERTIFICATION

I, William S. McKiernan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CyberSource Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ WILLIAM S. MCKIERNAN
William S. McKiernan Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Steven D. Pellizzer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of CyberSource Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer Chief Financial Officer (Principal Financial Officer)