Form 10-Q
period 2003-06-30
CYBERSOURCE CORP
filed 2003-08-12
CIK 934280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 31, 2003, there were 32,800,438 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 30 pages with the Index to Exhibits located on page 24.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,256	$31,561
Short-term investments	18,425	17,714
Accounts receivable, net	3,632	4,066
Prepaid expenses and other current assets	1,909	1,950

Total current assets	51,222	55,291
Property and equipment, net	3,268	5,416
Other noncurrent assets	1,069	1,100

Total assets	$55,559	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342	$461
Employee benefits and related expenses	1,425	1,632
Accrued restructuring related charges	2,559	3,740
Other accrued liabilities	4,685	4,713
Deferred revenue	1,541	1,875
Current obligations under capital leases	—	18

Total current liabilities	10,552	12,439

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	361,773	362,048
Accumulated other comprehensive loss	(56)	(76)
Accumulated deficit	(316,743)	(312,637)

Total stockholders’ equity	45,007	49,368

Total liabilities and stockholders’ equity	$55,559	$61,807

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2002.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Transaction and support	$5,135	$4,928	$10,279	$9,982
Enterprise software	978	1,020	1,919	2,029
Professional services	389	963	677	1,711

Total revenues	6,502	6,911	12,875	13,722

Cost of revenues:
Transaction and support	2,055	2,511	4,151	5,205
Enterprise software	129	142	261	251
Professional services	180	497	367	938

Cost of revenues	2,364	3,150	4,779	6,394

Gross profit	4,138	3,761	8,096	7,328

Operating expenses:
Product development	1,992	1,958	3,863	4,273
Sales and marketing	3,092	3,663	6,033	7,439
General and administrative	1,297	1,329	2,688	3,003
Restructuring charges	(95)	—	(95)	—

Total operating expenses	6,286	6,950	12,489	14,715

Loss from operations	(2,148)	(3,189)	(4,393)	(7,387)
Loss on investment in joint venture	(43)	(73)	(86)	(162)
Interest income, net	177	300	373	631

Net loss	$(2,014)	$(2,962)	$(4,106)	$(6,918)

Basic and diluted net loss per share	$(0.06)	$(0.09)	$(0.13)	$(0.21)

Weighted average number of shares used in computing basic and diluted net loss per share	32,717	33,014	32,743	32,976

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,106)	$(6,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,228	3,447
Loss on investment in joint venture	86	162
Changes in operating assets and liabilities:
Accounts receivable	434	295
Prepaid expenses and other current assets	41	422
Other noncurrent assets	31	19
Accounts payable	(119)	55
Other accrued liabilities	(1,416)	(3,911)
Deferred revenue	(334)	196

Net cash used in operating activities	(3,155)	(6,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(80)	(62)
Issuance of promissory note under loan agreement	—	(300)
Investment in joint venture	(86)	—
Purchases of short-term investments	(19,559)	(14,565)
Maturities of short-term investments	18,848	14,478

Net cash used in investing activities	(877)	(449)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(18)	(36)
Proceeds from exercise of stock options	448	220
Proceeds from employee stock purchase plan	56	41
Repurchase of common stock	(779)	(402)

Net cash used in financing activities	(293)	(177)
Effect of exchange rate changes on cash	20	25

Decrease in cash and cash equivalents	(4,305)	(6,834)
Cash and cash equivalents at beginning of period	31,561	36,749

Cash and cash equivalents at end of period	$27,256	$29,915

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 26, 2003, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition to the SFAS 123 fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and has continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”

Had compensation cost been determined using the fair value method, the Company’s actual net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,014)	$(2,962)	$(4,106)	$(6,918)
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,760)	(2,141)	(3,420)	(4,679)

Pro forma net loss	$(3,774)	$(5,103)	$(7,526)	$(11,597)

Pro forma basic and diluted net loss per share	$(0.12)	$(0.15)	$(0.23)	$(0.35)

For stock options and employee stock purchase plan shares granted during the three and six months ended June 30, 2003 and 2002, the Company determined the fair value at the date of grant or purchase using the Black-Scholes valuation model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Stock options:
Risk-free interest rate	2.57%	4.44%	2.74%	4.45%
Dividend yield	—	—	—	—
Volatility	0.52	0.69	0.53	0.71
Expected life (years)	4	4	4	4
Employee stock purchase plan shares:
Risk-free interest rate	1.07%	1.91%	1.13%	1.90%
Dividend yield	—	—	—	—
Volatility	0.52	0.69	0.53	0.71
Expected life (months)	6	6	6	6

Net Loss Per Share

If the Company had reported net income for the six months ended June 30, 2003 and 2002, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,224,134 and 674,781 shares of common stock at June 30, 2003 and 2002, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

2.	SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three and six month periods ended June 30, 2003 and 2002. There were no inter-segment sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
E-commerce transaction services and support	$5,135	$4,928	$10,279	$9,982
Enterprise software	978	1,020	1,919	2,029
Professional services	389	963	677	1,711

Total revenues	$6,502	$6,911	$12,875	$13,722

Cost of revenues:
E-commerce transaction services and support	$2,055	$2,511	$4,151	$5,205
Enterprise software	129	142	261	251
Professional services	180	497	367	938

Total cost of revenues	$2,364	$3,150	$4,779	$6,394

Additionally, no customer accounted for more than 10.0% of the Company’s revenues during the three or six months ended June 30, 2003 and 2002.

3.	RESTRUCTURING CHARGES

Second Quarter 2003 Restructuring

In the second quarter of fiscal 2003, the Company incurred restructuring charges totaling approximately $0.1 million as a result of its realignment of resources to better manage and control its business. The charges represented the reduction of the Company’s workforce by four employees. The following table summarizes these costs and activities during the three months ended June 30, 2003 (in thousands):

	Restructuring Charge	Cash Payments	Non-cash Charges	Balance at June 30, 2003
Severance and benefits	$130	$(130)	$—	$—

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business. Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including the closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million during the fourth quarter of fiscal 2002 relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered then current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During the second quarter of fiscal 2003, the Company was able to sublease a portion of its St. Louis facility and recorded a recovery of $0.2 million. As of June 30, 2003, $2.6 million related to facility-related restructuring charges was included in accrued restructuring related expenses. The following table summarizes these costs and activities during the first six months of fiscal 2003 (in thousands):

	Balance at December 31, 2002	Cash Payments	Non-cash Charges/ Recoveries	Balance at June 30, 2003
Facilities	$3,568	$(784)	$(225)	$2,559

As of June 30, 2003, the remaining accrued restructuring related charges included redundant facilities costs, which will be paid over the respective remaining lease terms of up to four years.

4.	COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(2,014)	$(2,962)	$(4,106)	$(6,918)
Change in cumulative translation adjustment	28	35	20	25

Comprehensive loss	$(1,986)	$(2,927)	$(4,086)	$(6,893)

5.	LEGAL MATTERS

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

In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource. On July 2, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO Litigations. The Company believes that the allegations seem directed primarily at its underwriters and has been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

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

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2003 and ended June 30, 2003, the Company repurchased 340,200 shares at an average price of $2.29 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

7.	RECENT PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities that are initiated after December 31, 2002. Under SFAS 146, a liability for the cost associated with an exit or disposal activity is recognized when the liability is incurred. Under prior guidance, a liability for such costs could be recognized at the date of commitment to an exit plan. The Company’s adoption of SFAS 146 did not have a material impact on its consolidated results of operations and financial position.

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

In July 2003, subsequent to the balance sheet date, the Company increased its investment in CyberSource K.K. by an additional $0.1 million. As prior period losses exceeded the Company’s historical investment, the Company wrote-off the additional investment as loss on investment in joint venture in July 2003.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003 (SEC File No. 000-26477).

OVERVIEW

We derive substantially all of our revenues from Internet commerce transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. For enterprise software license arrangements where maintenance is the only undelivered element, effective October 1, 2002, we began utilizing the residual method of accounting as permitted by Statement of Position 98-9. Therefore we defer the vendor-specific evidence of fair value (“VSOE”) for the maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. Prior to October 1, 2002, for enterprise software arrangements where maintenance was the only undelivered element, we recognized the entire fee ratably over the term of the maintenance period as VSOE of fair value for license or maintenance revenue had not been established. We have incurred significant losses since our inception, and through June 30, 2003 had incurred cumulative losses of approximately $321.3 million. We expect to continue to incur operating losses for the foreseeable future.

Given the fluctuations in headcount and other expenses over the last several years, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance.

We had increased the number of our employees from 45 employees at December 31, 1997 to 448 at December 31, 2000. During fiscal 2001, we reduced the number of employees by 270 as we restructured and realigned our resources to better manage and control our business. As of June 30, 2003, we had 160 employees.

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

As of September 30, 2002, we had not established VSOE of fair value for enterprise software license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we had recognized the entire contract ratably over the term of the maintenance period. Beginning in the fourth quarter of 2002, we changed our maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue, effective October 1, 2002, we utilize the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) and defer the VSOE of maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. The result of this change could materially impact enterprise software revenue recognized in the future as enterprise software license revenue will no longer be deferred and recognized ratably over the term of the maintenance period. In addition, through September 30, 2003, we will continue to ratably recognize enterprise software revenue that had previously been deferred prior to the establishment of VSOE of fair value for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9.

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

Restructuring and Other Non-Recurring Charges

In the current and previous fiscal years, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a potential sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. The actual costs may differ from these estimates.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of June 30, 2003, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues.    Revenues were $6.5 million for the three months ended June 30, 2003 as compared to $6.9 million for the three months ended June 30, 2002, a decrease of approximately $0.4 million or 5.9%. Transaction and support revenues were $5.1 million for the three months ended June 30, 2003, as compared to $4.9 million for the three months ended June 30, 2002, an increase of approximately $0.2 million or 4.2%. Our transactions processed were approximately 67.2 million during the three months ended June 30, 2003 as compared to approximately 50.3 million processed during the three months ended June 30, 2002. The increase in revenue and transactions processed is due primarily to the growth of our customer base and an increase in transaction volumes processed by our existing customers. Transaction and support revenues remained consistent despite the increase in total transactions processed due in part to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $1.0 million during the three months ended June 30, 2003, consistent with the $1.0 million for the three months ended June 30, 2002. Professional services revenues decreased to $0.4 million for the three months ended June 30, 2003, a decrease of approximately 59.6% as compared to $1.0 million for the three months ended June 30, 2002, due to a decrease in the number and dollar magnitude of professional services projects that occurred during the three months ended June 30, 2003.

Cost of Revenues.    Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues were $2.1 million or 40.0% of transaction and support revenues for the three months ended June 30, 2003 as compared to $2.5 million or 51.0% of transaction and support revenues for the three months ended June 30, 2002. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to lower depreciation expense which decreased by approximately $0.4 million for the three months ended June 30, 2003. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues were $0.1 million or 13.2% of enterprise software revenues for the three months ended June 30, 2003, consistent with the $0.1 million or 13.9% of enterprise software revenues for the three months ended June 30, 2002. Professional services cost of revenues consist principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues were $0.2 million or 46.3% of professional services revenues for the three months ended June 30, 2003 as compared to $0.5 million or 51.6% of professional services revenues for the three months ended June 30, 2002. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is due primarily to a decrease in depreciation expense.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.0 million for the three months ended June 30, 2003, consistent with the $2.0 million for the three months ended June 30, 2002.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $3.1 million for the three months ended June 30, 2003 as compared to $3.7 million for the three months ended June 30, 2002, a decrease of approximately $0.6 million or 15.6%. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower marketing program costs which decreased by approximately $0.4 million and $0.1 million, respectively, in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

General and Administrative.    General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.3 million for the three months ended June 30, 2003, consistent with the $1.3 million for the three months ended June 30, 2002.

Restructuring Charges.    During the three months ended June 30, 2003, we subleased a portion of our St. Louis facility for which we previously recorded a restructuring charge and therefore, recorded a $0.2 million recovery. This recovery was offset by a $0.1 million restructuring charge due to a minor reduction in headcount. We estimate that expenses will be reduced by approximately $0.7 million annually as a result of this restructuring. No amounts related to the restructuring charge of $0.1 million remained outstanding at June 30, 2003.

Loss on Investment in Joint Venture.    On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. In April 2003, we increased our investment in CyberSource K.K. by an additional $43,000. During the three months ended June 30, 2003 and 2002, we recorded a loss of approximately $43,000 and $0.1 million, respectively, which represents our share of the joint venture’s loss for the periods. As of June 30, 2003, we have recognized losses to the extent of our total investment.

Interest Income, Net.    Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.2 million for the three months ended June 30, 2003 as compared to $0.3 million for the three months ended June 30, 2002. The decrease is primarily due to decreased cash, cash equivalents and short-term investments balances as a result of our operating losses incurred since June 30, 2002 and, to a lesser extent, lower investment yields.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenues.    Revenues were $12.9 million for the six months ended June 30, 2003 as compared to $13.7 million for the six months ended June 30, 2002, a decrease of approximately $0.8 million or 6.2%. Transaction and support revenues were $10.3 million for the six months ended June 30, 2003 as compared to $10.0 million for the six months ended June 30, 2002, an increase of approximately $0.3 million or 3.0%. Our transactions processed were approximately 133.3 million during the six months ended June 30, 2003 as compared to approximately 100.3 million processed during the six months ended June 30, 2002. The increase in revenue and transactions processed is due primarily to the growth of our customer base and an increase in transaction volumes processed by our existing customers. Transaction and support revenues remained consistent despite the increase in total transactions processed due in part to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $1.9 million for the six months ended June 30, 2003, consistent with the $2.0 million for the six months ended June 30, 2002. Professional services revenues decreased to $0.7 million for the six months ended June 30, 2003, a decrease of approximately 60.4% as compared to $1.7 million for the six months ended June 30, 2002, due to a decrease in number and dollar magnitude of professional services projects that occurred during the six months ended June 30, 2003. No customer accounted for more than 10% of our revenues during the six months ended June 30, 2003 and 2002.

Cost of Revenues.    Transaction and support cost of revenues were $4.2 million or 40.4% of transaction and support revenues for the six months ended June 30, 2003 as compared to $5.2 million or 52.1% of transaction and support revenues for the six months ended June 30, 2002. The decrease in absolute dollars and as a percentage of transaction and support revenue is primarily due to lower depreciation expense which decreased by approximately $0.8 million for the six months ended June 30, 2003. Enterprise software cost of revenues was $0.3 million or 13.6% of enterprise software revenues for the six months ended June 30, 2003, consistent with the $0.3 million or 12.4% of enterprise software revenues for the six months ended June 30, 2002. Professional services cost of revenues were $0.4 million or 54.2% of professional services revenues for the six months ended June 30, 2003 as compared to $0.9 million or 54.8% of professional services revenues for the six months ended June 30, 2002. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects.

Product Development.    Product development expenses were $3.9 million for the six months ended June 30, 2003 as compared to $4.3 million for the six months ended June 30, 2002, a decrease of approximately $0.4 million or 9.6%. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year, which decreased by $0.3 million in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Sales and Marketing.    Sales and marketing expenses were $6.0 million for the six months ended June 30, 2003 as compared to $7.4 million for the six months ended June 30, 2002, a decrease of approximately $1.4 million or 18.9%. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower marketing program costs, which decreased by approximately $0.8 million and $0.4 million, respectively, in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

General and Administrative.    General and administrative expenses were $2.7 million for the six months ended June 30, 2003 as compared to $3.0 million for the six months ended June 30, 2002, a decrease of approximately $0.3 million or 10.5%. The decrease is primarily due to decreases in personnel-related costs resulting from lower headcount than in the prior year, which decreased by approximately $0.4 million in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

Restructuring Charges.    During the six months ended June 30, 2003, we subleased a portion of our St. Louis facility for which we previously recorded a restructuring charge and therefore, recorded a $0.2 million recovery. This recovery was offset by a $0.1 million restructuring charge due to a minor reduction in headcount. We estimate that expenses will be reduced by approximately $0.7 million annually as a result of this restructuring. No amounts related to the restructuring charge of $0.1 million remained outstanding at June 30, 2003.

Loss on Investment in Joint Venture.    During the six months ended June 30, 2003 and 2002, we recorded a loss of approximately $0.1 million and $0.2 million, respectively, related to CyberSource K.K. which represents our share of the joint venture’s loss for the periods.

Interest Income, Net.    Interest income was $0.4 million for the six months ended June 30, 2003 as compared to $0.6 million for the six months ended June 30, 2002. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred and, to a lesser extent, slightly lower investment yields.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $3.6 million from $49.3 million at December 31, 2002 to $45.7 million at June 30, 2003. The decrease is primarily due to our use of $3.2 million to fund operations during the six months ended June 30, 2003.

Net cash used in our operating activities was $3.2 million for the six months ended June 30, 2003 as compared to $6.2 million for the six months ended June 30, 2002. The decrease is primarily due to the decrease in our operating losses and smaller payments for other accrued liabilities, offset by a decrease in depreciation and amortization.

Net cash used by investing activities was $0.9 million during the six months ended June 30, 2003 as compared to $0.4 million for the six months ended June 30, 2002. Net cash used by investing activities during the six months ended June 30, 2003 was composed primarily of $19.6 million of cash used for purchases of short-term investments, offset by $18.8 million received from maturities of short-term investments. The increase compared to the six months ended June 30, 2002 is primarily due to an increase in short-term investment purchases of $5.0 million offset by an increase in short-term investment maturities of $4.4 million during the six months ended June 30, 2003.

Net cash used in financing activities was $0.3 million during the six months ended June 30, 2003 as compared to $0.2 million for the six months ended June 30, 2002. The decrease is primarily due to the increase in cash used to purchase our common stock under the common stock repurchase program.

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

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Set forth below, elsewhere in this Quarterly Report on Form 10-Q, and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

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

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001 and $12.5 million in 2002. As of June 30, 2003, we had incurred cumulative losses of $321.3 million.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. Since then, we have not been engaged, and in the future may not be engaged, for additional projects of similar or larger size. The demand for professional services may decrease further. For instance, professional services revenue decreased from $0.9 million for the three months ended December 31, 2002 to $0.4 million for the three months ended June 30, 2003. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not have, and may not be able to obtain, the resources necessary to meet future demand.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a large, relative magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of June 30, 2003, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.1%, 6.9% and 7.9% of our revenues in 2001, 2002 and during the six months ended June 30, 2003, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 2003, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Can Be Terminated

In July 2001, we entered into a new agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. The initial term of the agreement expired in July 2003 but renewed automatically for an additional period of one year. The agreement will continue to renew automatically for additional periods of one year unless terminated by either party. After July 2003, either party is entitled to terminate the agreement at any time with ninety days prior written notice.

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

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource. On July 2, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO Litigations. We believe that the allegations seem directed primarily at our underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations or cash flows.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $8.8 million of net proceeds as of March 31, 2003 from the second public offering in November 1999, we used $1.5 million to fund operations and used $0.6 million to repurchase shares of our common stock during the three months ended June 30, 2003. The remaining $6.7 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of June 30, 2003. On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the six months ended June 30, 2003, the Company repurchased 340,200 shares at an average price of $2.29 per share for a total cost of $0.8 million, net of repurchase costs. From July 1, 2003 to July 31, 2003, the Company repurchased 28,200 shares at an average price of $2.75 per share.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its Annual Meeting of Stockholders on May 14, 2003. The stockholders voted on proposals to:

1.	Elect five Directors of the Company.

2.	Ratify the appointment of Ernst & Young, LLP as the Company’s auditors for 2003.

The proposals were approved by the following votes:

1.	Election of Directors

Nominee	For	Against
William S. McKiernan	28,899,727	472,227
John J. McDonnell, Jr.	29,207,595	164,359
Steven P. Novak	28,900,826	471,128
Richard Scudellari	28,304,612	1,067,342
Kenneth R. Thornton	29,207,595	164,359

2	Ratify appointment of Ernst & Young, LLP

For	Against	Abstained
29,024,251	339,315	8,388

ITEM 5.	OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the second quarter of fiscal year 2003 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the second quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

During the quarterly period covered by this filing, the Audit Committee approved additional engagements of Ernst & Young for the following non-audit services: (1) accounting consultations; (2) statutory audits; and (3) tax compliance and consultations.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 12, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 12, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 12, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 12, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b)	Reports on Form 8-K.

We filed a Form 8-K on April 10, 2003, updating our earnings projection for the quarter ended March 31, 2003.

We filed a Form 8-K on April 16, 2003, disclosing our earnings for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: August 12, 2003	By	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer Vice President of Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)