Form 10-Q
period 2003-09-30
CYBERSOURCE CORP
filed 2003-11-12
CIK 934280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

As of October 31, 2003, there were 32,997,567 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 29 pages with the Index to Exhibits located on page 24.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2003

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,266	$31,561
Short-term investments	19,430	17,714
Accounts receivable, net	4,477	4,066
Prepaid expenses and other current assets	2,447	1,950

Total current assets	51,620	55,291

Property and equipment, net	2,570	5,416
Other noncurrent assets	422	1,100

Total assets	$54,612	$61,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258	$461
Employee benefits and related expenses	1,755	1,632
Accrued restructuring related charges	2,332	3,740
Other accrued liabilities	4,457	4,713
Deferred revenue	1,998	1,875
Current obligations under capital leases	—	18

Total current liabilities	10,800	12,439

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	361,970	362,048
Accumulated other comprehensive loss	(56)	(76)
Accumulated deficit	(318,135)	(312,637)

Total stockholders’ equity	43,812	49,368

Total liabilities and stockholders’ equity	$54,612	$61,807

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2002.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Transaction and support	$5,321	$4,920	$15,600	$14,902
Enterprise software	1,103	988	3,022	3,017
Professional services	525	1,016	1,202	2,727

Total revenues	6,949	6,924	19,824	20,646

Cost of revenues:
Transaction and support	1,930	2,247	6,081	7,452
Enterprise software	128	134	389	385
Professional services	230	462	597	1,400

Cost of revenues	2,288	2,843	7,067	9,237

Gross profit	4,661	4,081	12,757	11,409

Operating expenses:
Product development	1,929	1,990	5,792	6,263
Sales and marketing	2,754	2,779	8,787	10,218
General and administrative	1,195	1,461	3,883	4,464
Restructuring charges	240	122	145	122

Total operating expenses	6,118	6,352	18,607	21,067

Loss from operations	(1,457)	(2,271)	(5,850)	(9,658)
Loss on investment in joint venture	(89)	—	(175)	(162)
Interest income, net	154	283	527	914

Net loss	$(1,392)	$(1,988)	$(5,498)	$(8,906)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.17)	$(0.27)

Weighted average number of shares used in computing basic and diluted net loss per share	32,873	32,888	32,787	32,947

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,498)	$(8,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,991	4,898
Loss on investment in joint venture	175	162
Changes in operating assets and liabilities:
Accounts receivable	(411)	698
Prepaid expenses and other current assets	(497)	202
Other noncurrent assets	678	3
Accounts payable	(203)	45
Other accrued liabilities	(1,541)	(4,469)
Deferred revenue	123	(291)

Net cash used in operating activities	(4,183)	(7,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(145)	(138)
Issuance of promissory note under loan agreement	—	(600)
Investment in joint venture	(175)	—
Purchases of short-term investments	(25,207)	(27,701)
Maturities of short-term investments	23,491	29,776

Net cash (used in) provided by investing activities	(2,036)	1,337

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(18)	(36)
Proceeds from exercise of stock options	792	271
Proceeds from employee stock purchase plan	129	101
Repurchase of common stock	(999)	(850)

Net cash used in financing activities	(96)	(514)
Effect of exchange rate changes on cash	20	12

Decrease in cash and cash equivalents	(6,295)	(6,823)
Cash and cash equivalents at beginning of period	31,561	36,749

Cash and cash equivalents at end of period	$25,266	$29,926

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 26, 2003, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and has continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”

Had compensation cost been determined using the fair value method, the Company’s actual net loss and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(1,392)	$(1,988)	$(5,498)	$(8,906)
Stock-based employee compensation expense included in reported net loss	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,495)	(1,922)	(4,872)	(6,576)

Pro forma net loss	$(2,887)	$(3,910)	$(10,370)	$(15,482)

Pro forma basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.32)	$(0.47)

For stock options and employee stock purchase plan shares granted during the three and nine months ended September 30, 2003 and 2002, the Company determined the fair value at the date of grant or purchase using the Black-Scholes valuation model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock options:
Risk-free interest rate	3.14%	3.35%	2.87%	4.08%
Dividend yield	—	—	—	—
Volatility	0.55	0.69	0.54	0.70
Expected life (years)	4	4	4	4
Employee stock purchase plan shares:
Risk-free interest rate	1.02%	1.67%	1.09%	1.83%
Dividend yield	—	—	—	—
Volatility	0.55	0.69	0.54	0.70
Expected life (months)	6	6	6	6

Net Loss Per Share

If the Company had reported net income for the nine months ended September 30, 2003 and 2002, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,525,881 and 857,772 shares of common stock at September 30, 2003 and 2002, respectively. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

2.	SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three and nine month periods ended September 30, 2003 and 2002. There were no inter-segment sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Transaction and support	$5,321	$4,920	$15,600	$14,902
Enterprise software	1,103	988	3,022	3,017
Professional services	525	1,016	1,202	2,727

Total revenues	$6,949	$6,924	$19,824	$20,646

Cost of revenues:
Transaction and support	$1,930	$2,247	$6,081	$7,452
Enterprise software	128	134	389	385
Professional services	230	462	597	1,400

Total cost of revenues	$2,288	$2,843	$7,067	$9,237

Additionally, no customer accounted for more than 10.0% of the Company’s revenues during the three or nine months ended September 30, 2003 and 2002.

3.	RESTRUCTURING CHARGES

Third Quarter 2003 Restructuring

In the third quarter of fiscal 2003, the Company incurred restructuring charges totaling approximately $0.2 million as a result of its realignment of resources to better manage and control its business. The charges represented the reduction of the Company’s workforce by 7 employees of which 4 were in sales and marketing; 2 were in product development; and 1 was in operations. The following table summarizes these costs and activities during the three months ended September 30, 2003 (in thousands):

	Restructuring Charge	Cash Payments	Non-cash Charges	Balance at September 30, 2003
Severance and benefits	$240	$(240)	$—	$—

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business. Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including the closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million during the fourth quarter of fiscal 2002 relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered then current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During the second quarter of fiscal 2003, the Company was able to sublease a portion of its St. Louis facility and recorded a recovery of $0.2 million. As of September 30, 2003, $2.3 million related to facility-related restructuring charges was included in accrued restructuring related expenses. The following table summarizes these costs and activities during the first nine months of fiscal 2003 (in thousands):

	Balance at December 31, 2002	Cash Payments	Non-cash Charges/ Recoveries	Balance at September 30, 2003
Facilities	$3,568	$(1,011)	$(225)	$2,332

As of September 30, 2003, the remaining accrued restructuring related charges included redundant facilities costs, which will be paid over the respective remaining lease terms of up to three years.

4.	COMPREHENSIVE LOSS

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,392)	$(1,988)	$(5,498)	$(8,906)
Change in cumulative translation adjustment	—	(13)	20	12

Comprehensive loss	$(1,392)	$(2,001)	$(5,478)	$(8,894)

5.	LEGAL MATTERS

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

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2003 and ended September 30, 2003, the Company repurchased 421,700 shares at an average price of $2.37 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires that if an entity has a controlling financial interest in a variable interest entity, the assets, liabilities and results of activities of the variable interest entity should be included in the consolidated financial statements of the entity. FIN 46 requires that its provisions are effective immediately for all arrangements entered into after January 31, 2003. For those arrangements entered into prior to January 31, 2003, the provisions of FIN 46 are effective in the first interim or annual period ending after December 31, 2003. The Company has determined that it does not have any variable interest entities created before or after January 31, 2003 and that FIN 46 will not have a significant impact on its consolidated balance sheet and results of operations.

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

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to our expectations regarding liquidity and adequacy of cash resources; our intention to expand our business; our estimations regarding employee separation costs and the settlements of contractual obligations arising from our restructuring activities; our estimations regarding facility exit costs and our assumptions regarding the identification of and rental rate to be paid by a sublessee; and our belief that an adverse outcome in the class action lawsuits pending against us would not have a material adverse effect on us. Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Factors That May Affect Future Operating Results” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 26, 2003 (SEC File No. 000-26477).

OVERVIEW

We derive substantially all of our revenues from Internet commerce transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. For enterprise software license arrangements where maintenance is the only undelivered element, effective October 1, 2002, we began utilizing the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”). Therefore, we defer the vendor-specific evidence of fair value (“VSOE”) for the maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. Prior to October 1, 2002, for enterprise software arrangements where maintenance was the only undelivered element, we recognized the entire fee ratably over the term of the maintenance period as VSOE of fair value for license or maintenance revenue had not been established. We have incurred significant losses since our inception, and through September 30, 2003 had incurred cumulative losses of approximately $322.7 million. We expect to continue to incur operating losses for the foreseeable future.

Given the fluctuations in headcount and other expenses over the last several years, we believe that period-to-period comparisons of our revenues and operating results, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance.

We had increased the number of our employees from 45 employees at December 31, 1997 to 448 at December 31, 2000. During fiscal 2001, we reduced the number of employees by 270 as we restructured and realigned our resources to better manage and control our business. As of September 30, 2003, we had 150 employees.

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

As of September 30, 2002, we had not established VSOE of fair value for enterprise software license or maintenance revenue. For enterprise software arrangements where maintenance is the only undelivered element, we had recognized the entire contract ratably over the term of the maintenance period. Beginning in the fourth quarter of 2002, we changed our maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue, effective October 1, 2002, we utilize the residual method of accounting as permitted by SOP 98-9 and defer the VSOE of maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. The result of this change could materially impact enterprise software revenue recognized in the future as enterprise software license revenue will no longer be deferred and recognized ratably over the term of the maintenance period. In addition, through September 30, 2003, we continued to ratably recognize enterprise software revenue that had previously been deferred prior to the establishment of VSOE of fair value for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of September 30, 2003, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues.    Revenues were $6.9 million for the three months ended September 30, 2003, consistent with the $6.9 million of revenue recorded in the three months ended September 30, 2002. Transaction and support revenues were $5.3 million for the three months ended September 30, 2003, as compared to $4.9 million for the three months ended September 30, 2002, an increase of approximately $0.4 million or 8.2%. Our transactions processed were approximately 72.2 million during the three months ended September 30, 2003 as compared to approximately 52.2 million processed during the three months ended September 30, 2002. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased less relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $1.1 million during the three months ended September 30, 2003, as compared to $1.0 million for the three months ended September 30, 2002, an increase of $0.1 million or 11.6%. The increase is due primarily to an increase in the number and dollar magnitude of new enterprise software sales that occurred during the three months ended September 30, 2003, as compared to the three-month period ending September 30, 2002. Professional services revenues decreased to $0.5 million for the three months ended September 30, 2003, a decrease of approximately 48.3%, as compared to $1.0 million for the three months ended September 30, 2002, due to a decrease in the dollar magnitude of professional services projects that occurred during the three months ended September 30, 2003. No customer accounted for more than 10.0% of our revenues during the three months ended September 30, 2003 and 2002.

Cost of Revenues.    Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $1.9 million or 36.3% of transaction and support revenues for the three months ended September 30, 2003 as compared to $2.2 million or 45.7% of transaction and support revenues for the three months ended September 30, 2002. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to lower depreciation expense which decreased by approximately $0.3 million for the three months ended September 30, 2003. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 11.6% of enterprise software revenues for the three months ended September 30, 2003, consistent with the $0.1 million or 13.6% of enterprise software revenues for the three months ended September 30, 2002. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.2 million or 43.8% of professional services revenues for the three months ended September 30, 2003 as compared to $0.5 million or 45.5% of professional services revenues for the three months ended September 30, 2002. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $1.9 million for the three months ended September 30, 2003, as compared to $2.0 million for the three months ended September 30, 2002, a decrease of approximately $0.1 million or 3.1%.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.8 million for the three months ended September 30, 2003, consistent with the $2.8 million for the three months ended September 30, 2002.

General and Administrative.    General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.2 million for the three months ended September 30, 2003, as compared to $1.5 million for the three months ended September 30, 2002, a decrease of approximately $0.3 million or 18.2%. The decrease is primarily due to the reversal of a legal accrual of approximately $0.3 million.

Restructuring Charges.    During the three months ended September 30, 2003, we recorded a restructuring charge of approximately $0.2 million. The charge is a result of reducing our workforce by 7 employees of which 4 were in sales and marketing; 2 were in product development; and 1 was in operations. We estimate that expenses will be reduced by approximately $0.9 million annually as a result of this restructuring. No amounts related to this restructuring remained outstanding at September 30, 2003. When we recorded our restructuring charge in December 2002 related to exiting the under-utilized space in our Mountain View facility, we had assumed that a sublessee would be identified by December 31, 2003. During the fourth quarter, we will re-evaluate our assumptions and estimates related to the restructuring charge. This may result in an additional restructuring charge in the fourth quarter.

Loss on Investment in Joint Venture.    On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. In July 2003, we increased our investment in CyberSource K.K. by an additional $89,000. During the three months ended September 30, 2003, we recorded a loss of approximately $89,000 which represents our share of the joint venture’s loss for the period. As of September 30, 2003, we have recognized losses to the extent of our total investment.

Interest Income, Net.    Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.2 million for the three months ended September 30, 2003 as compared to $0.3 million for the three months ended September 30, 2002. The decrease is primarily due to decreased cash, cash equivalents and short-term investments balances as a result of our operating losses incurred since September 30, 2002 and, to a lesser extent, lower investment yields.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenues.    Revenues were $19.8 million for the nine months ended September 30, 2003, as compared to $20.6 million for the nine months ended September 30, 2002, a decrease of approximately $0.8 million or 4.0%. Transaction and support revenues were $15.6 million for the nine months ended September 30, 2003, as compared to $14.9 million for the nine months ended September 30, 2002, an increase of approximately $0.7 million or 4.7%. Our transactions processed were approximately 205.5 million during the nine months ended September 30, 2003, as compared to approximately 152.5 million processed during the nine months ended September 30, 2002. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased less relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $3.0 million for the nine months ended September 30, 2003, consistent with the $3.0 million for the nine months ended September 30, 2002. Professional services revenues decreased to $1.2 million for the nine months ended September 30, 2003, a decrease of approximately 55.9% as compared to $2.7 million for the nine months ended September 30, 2002, due to a decrease in number and dollar magnitude of professional services projects that occurred during the nine months ended September 30, 2003. No customer accounted for more than 10% of our revenues during the nine months ended September 30, 2003 and 2002.

Cost of Revenues.    Transaction and support cost of revenues was $6.1 million or 39.0% of transaction and support revenues for the nine months ended September 30, 2003, as compared to $7.5 million or 50.0% of transaction and support revenues for the nine months ended September 30, 2002. The decrease in absolute dollars and as a percentage of transaction and support revenue is primarily due to lower depreciation expense and, to a lesser extent, lower operating costs, which decreased by approximately $1.1 million and $0.3 million, respectively, for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Enterprise software cost of revenues was $0.4 million or 12.9% of enterprise software revenues for the nine months ended September 30, 2003, consistent with the $0.4 million or 12.8% of enterprise software revenues for the nine months ended September 30, 2002. Professional services cost of revenues was $0.6 million or 49.7% of professional services revenues for the nine months ended September 30, 2003, as compared to $1.4 million or 51.3% of professional services revenues for the nine months ended September 30, 2002. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects.

Product Development.    Product development expenses were $5.8 million for the nine months ended September 30, 2003, as compared to $6.3 million for the nine months ended September 30, 2002, a decrease of approximately $0.5 million or 7.5%. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year, which decreased by $0.3 million in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

Sales and Marketing.    Sales and marketing expenses were $8.8 million for the nine months ended September 30, 2003, as compared to $10.2 million for the nine months ended September 30, 2002, a decrease of approximately $1.4 million or 14.0%. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and lower marketing program costs which decreased by approximately $0.7 million and $0.4 million, respectively, in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

General and Administrative.    General and administrative expenses were $3.9 million for the nine months ended September 30, 2003, as compared to $4.5 million for the nine months ended September 30, 2002, a decrease of approximately $0.6 million or 13.0%. The decrease is primarily due to decreases in personnel-related costs resulting from lower headcount than in the prior year, which decreased by approximately $0.5 million in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

Restructuring Charges.    During the nine months ended September 30, 2003, we subleased a portion of our St. Louis facility for which we previously recorded a restructuring charge and therefore, recorded a $0.2 million recovery. This recovery was offset by $0.3 million in restructuring charges due to minor reductions in headcount. We estimate that expenses will be reduced by approximately $1.6 million annually as a result of these restructurings. During the nine months ended September 30, 2002, we recorded a restructuring charge of approximately $0.1 million due to minor reductions in headcount. No amounts related to these restructuring charges remained outstanding at September 30, 2003. When we recorded our restructuring charge in December 2002 related to exiting the under-utilized space in our Mountain View facility, we had assumed that a sublessee would be identified by December 31, 2003. During the fourth quarter, we will re-evaluate our assumptions and estimates related to the restructuring charge. This may result in an additional restructuring charge in the fourth quarter.

Loss on Investment in Joint Venture.    During the nine months ended September 30, 2003 and 2002, we recorded losses of approximately $0.2 million related to CyberSource K.K. which represents our share of the joint venture’s loss for the respective periods.

Interest Income, Net.    Interest income was $0.5 million for the nine months ended September 30, 2003, as compared to $0.9 million for the nine months ended September 30, 2002. The decrease is primarily due to decreased cash, cash equivalents and short-term investment balances as a result of our operating losses incurred and, to a lesser extent, slightly lower investment yields.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $4.6 million from $49.3 million at December 31, 2002 to $44.7 million at September 30, 2003. The decrease is primarily due to our use of $4.2 million to fund operations during the nine months ended September 30, 2003.

Net cash used in our operating activities was $4.2 million for the nine months ended September 30, 2003, as compared to $7.7 million for the nine months ended September 30, 2002. The decrease is primarily due to the decrease in our operating losses and lower payments for other accrued liabilities, offset by a decrease in depreciation and amortization.

Net cash used by investing activities was $2.0 million during the nine months ended September 30, 2003, as compared to cash provided by investing activities of $1.3 million for the nine months ended September 30, 2002. Net cash used by investing activities during the nine months ended September 30, 2003 was composed primarily of $25.2 million of cash used for purchases of short-term investments, offset by $23.5 million received from maturities of short-term investments. The increase compared to the nine months ended September 30, 2002 is primarily due to a decrease in short-term investment maturities of $6.3 million, offset to a certain extent by a decrease in purchases of short-term investments of $2.5 million during the nine months ended September 30, 2003.

Net cash used in financing activities was $0.1 million during the nine months ended September 30, 2003, as compared to $0.5 million for the nine months ended September 30, 2002. The decrease is primarily due to the increase in cash received from the issuance of our common stock under employee stock option plans.

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

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001 and $12.5 million in 2002. As of September 30, 2003, we had incurred cumulative losses of $322.7 million.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	modification in pricing methodology for software maintenance contracts which resulted in a change in our revenue recognition policy for the sale of enterprise software licenses effective in the fourth quarter of 2002;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	war or other international conflicts; and

•	softening of the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), Fair, Isaac, InfoSpace, Paymetrics, Retail Decisions, TrinTech and VeriSign. In addition, Visa has launched an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as First Data Corporation, may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-commerce and may offer, or provide a means for others to offer, e-commerce transaction services.

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

We Recently Launched Our Global e-Commerce Initiative Which Could Result in Losses

Our Global Payment Suite includes support for locally-preferred electronic payment types in over 140 countries outside of the United States. Use of the Global Payment Suite eliminates the need for merchants to establish multiple international banking relationships and provides consolidated reporting and reconciliation of multiple country and multiple currency sales. However, CyberSource has potential liability for certain transactions processed through our Global Payment Suite if the payments associated with such transactions are rejected, refused, or returned for reasons such as consumer fraud or billing disputes. If a billing dispute between a merchant and payer is not ultimately resolved in favor of the merchant, the disputed transaction may be charged back to the merchant’s bank and credited to the payer’s account. If the charged back amount cannot be recovered from the merchant’s account, or if the merchant refuses or is financially unable to reimburse its bank for the charged back amount, we may bear the loss for the amount of the refund paid to the payer’s bank.

We could also incur fraud losses as a result of merchant fraud. Merchant fraud occurs when a merchant, rather than a customer, intentionally uses a stolen or counterfeit card, card number, or other bank account number to process a false sales transaction, or knowingly fails to deliver merchandise or services in an otherwise valid transaction. We may be responsible for any losses for certain transactions processed through the Global Payment Suite if we are unable to collect from the merchant.

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. With respect to the Global Payment Suite, to date, we have not incurred any losses relating to charged back transactions.

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. Since then, we have not been engaged, and in the future may not be engaged, for additional projects of similar or larger size. The demand for professional services may decrease further. For instance, professional services revenue decreased from $1.0 million for the three months ended September 30, 2002 to $0.5 million for the three months ended September 30, 2003. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not have, and may not be able to obtain, the resources necessary to meet future demand.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a large, relative magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of September 30, 2003, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

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

As part of our confidentiality procedures, we usually enter into non-disclosure agreements with our employees, contractors, vendors and potential customers and alliances. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any patents or other intellectual property rights we hold.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.1%, 6.9% and 7.5% of our revenues in 2001, 2002 and during the nine months ended September 30, 2003, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of September 30, 2003, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $6.7 million of net proceeds as of June 30, 2003 from the second public offering in November 1999, we used $1.1 million to fund operations and used $0.2 million to repurchase shares of our common stock during the three months ended September 30, 2003. The remaining $5.4 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of September 30, 2003. On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the nine months ended September 30, 2003, the Company repurchased 421,700 shares at an average price of $2.37 per share for a total cost of $1.0 million, net of repurchase costs. From October 1, 2003 to October 31, 2003, the Company repurchased 62,000 shares at an average price of $3.83 per share.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 12, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 12, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 12, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 12, 2003, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b)	Reports on Form 8-K.

We furnished a Form 8-K on July 16, 2003, disclosing our earnings for the quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: November 12, 2003	By	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)