Form 10-K
period 2003-12-31
CYBERSOURCE CORP
filed 2004-03-11
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.001 Par Value per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $75.2 million (based on a closing sale price of $2.74 per share as reported for the NASDAQ National Market on such date). Shares of Common Stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 2, 2004 was 33,260,388.

Documents incorporated by reference: Part III of this Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding (a) estimates regarding the potential growth of online sales, (b) Europe’s pace of growth, (c) the Internet evolving into an important sales channel for a significant and growing number of enterprises, (d) the trend among some of our large U.S. customers seeking greater and more ready access to international markets and (e) online merchants’ increasing focus on meeting regulatory requirements in areas such as collection of sales taxes under “Item 1, Business—Market Characteristics”; the statement regarding our belief that enterprises will demand a payment service capable of supporting multiple, independent sales channels under the heading “Item 1, Business—Technology”; statements regarding (a) our belief that our well-defined software development methodology enables us to deliver software services that satisfy real business needs for the global market while meeting commercial quality expectations and (b) our belief that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages under the heading “Item 1, Business—Product Development”; the statement regarding our belief that our success depends upon our proprietary technology and licensed technology under the heading “Item 1, Business—Intellectual Property”; the statement regarding our technology, processes, and people enabling us to deliver the highest level of services and performance to our customers under the heading “Item 1, Business—Operations”; the statement regarding our solutions alliances and strategic alliance resulting in cooperative development efforts, streamlining of integration capabilities and leveraged marketing efforts under the heading “Item 1, Business—Sales and Marketing”; the statement regarding our beliefs with respect to our systems and processes enabling us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency under the heading of “Item 1, Business—Regulations”; statements regarding (a) our belief that the potential adverse effects of the lawsuit would be borne by our insurers and (b) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows under the heading of “Item 3, Legal Proceedings” and under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”; statements regarding (a) our expectation that product development expenses, marketing expenses and general and administrative expenses will be consistent with such expenses in 2003 and (b) our estimate that our restructuring and nonrecurring charges recorded in 2003 will result in a reduction in 2004 expenses by approximately $1.7 million under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”, the statement regarding our belief that our cash and short-term investment balances will be sufficient to meet our working capital requirements for at least the next twelve months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; the statement regarding our anticipation that our operating expenses are relatively fixed in the short term under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”; statements regarding (a) our intention to vigorously defend against the lawsuits and (b) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on our financial position or results of operations, under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 14—Litigation and Contingencies”.

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those included in such forward looking statements. Factors that could cause actual results to differ materially from the forward looking statements include risks and uncertainties detailed throughout this Annual Report, and in particular in the “Risk Factors” section at the end of “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such factors include but are not limited to the following cautions: (1) We are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels, risks that any fluctuations in our quarterly operating results will be significant relative to our revenues and risks that we may not be able to adequately integrate acquired businesses; (2) We may incur future losses and there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (3) Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements; (4) Potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (5) Growth in the significance of the Internet as a commercial marketplace may occur more slowly than anticipated; (6) We may not be successful in attracting and/or retaining key employees in the future and (7) Third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights. These cautionary statements should be considered in the context of such factors, as well as those disclosed from time to time in the Company’s Reports on Forms 10-Q and 8-K.

PART I

ITEM 1:	BUSINESS

Company Overview

CyberSource Corporation (“CyberSource” or the “Company”) provides secure electronic payment and risk management solutions to organizations that process orders for goods and services over the Internet. CyberSource’s payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. Our risk and compliance management tools address issues such as credit card fraud, online tax requirements and export controls. Our reporting and management tools help automate the flow of complex eCommerce processes, such as recurring billing and payment reconciliation. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution. Traditionally, our target customer base has been medium and large enterprises, but during the last two years we have also focused development and marketing efforts on the small business segment. In 2003, we processed approximately 291.2 million transactions, a 36% increase over 2002. The dollar value of all credit card authorization requests we processed in 2003 exceeded $14.5 billion, an average of nearly $1.7 million per hour. Our customers sell electronically through multiple channels that include not just the online model, but also call centers, interactive voice response units, kiosks, and point-of-sale environments.

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

Market Characteristics

In 1997, Forrester Research estimated the total U.S. online consumer market to be $2.4 billion. Their total estimate of U.S. business-to-consumer online sales for 2003 is $96 billion, a six year compounded annual growth rate of 84%. Forrester estimates U.S. eCommerce revenues for 2004 and 2005 will be $123 billion and $149 billion, respectively. Online sales in Europe are growing at an even faster pace. Forrester estimates for eCommerce revenues in Europe are $58.8 billion in 2003, $90.3 billion in 2004, and $127.4 billion in 2005, all in U.S. dollars. These growth figures contrast markedly with an economic downturn that has dominated other segments of the business environment for the last three years. Though eCommerce sales represent only 1.5% of sales by U.S. retailers, that number is growing by 27% per year, far faster than the 11% growth rate of traditional in-store credit card purchases.

As the online commerce market has grown, business requirements and attitudes about electronic commerce have evolved. What began as an online sales experiment for many organizations has become a strategic component of their business plan. Although credit cards have long been the dominant payment method available to online purchasers, alternative consumer preferences and cultural preferences have impacted the global payment environment. A wide spectrum of payment options, such as debit cards, electronic checks, stored value certificates, and online payment innovations such as PayPal are emerging worldwide. During 2002 and 2003, we experienced a noticeable trend among some of our large U.S. customers seeking greater and more ready access to international markets, especially Europe. Conducting online commerce internationally involves supporting more payment types, currency conversions, new payment processors and mitigating higher fraud risk.

The growth of eCommerce has also resulted in more complexity to internal business processes. Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in October 2003, concluded that online sellers expected fraudulent transactions to diminish revenues, on average, by 1.7% in 2003. Though that represents an improvement in the direct cost of fraud from 3% in 2002, our data shows that the overall cost of fraud, including higher costs of fraud management and the rejection of good orders, has risen. Online merchants are giving increased focus to meeting regulatory requirements in areas such as collection of sales taxes. U.S. merchants are gradually moving toward adding sales tax to their online orders as state and local governments focus on this revenue source. New European Union regulations adopted in July of 2003 require that all online sellers of digital goods collect the applicable value-added tax for sales in the European Union. As the volume of automated online orders increases, merchants are introducing steps into their order processes that require manual intervention, slowing down order processing and increasing costs. Among the focus areas for improved automation are decision management for order acceptance and payment reconciliation.

The combination of the above market characteristics is making electronic payment transactions increasingly complex and can require online merchants to maintain technical and financial connections with a number of different payment processors and service providers, integrate those disparate connections with a number of internal business systems, allocate manual resources to keep up with the faster pace of online sales, and comply with novel statutory requirements. CyberSource focuses on providing a single source solution that simplifies online payment.

Platform Options

CyberSource solutions are made available to customers through hosted services, enterprise software, or a combination of the two. Merchants that wish to outsource processing to CyberSource use our hosted services. Merchants that desire to maintain processing internally and establish connections directly to processors use our enterprise software. Both platforms are augmented by CyberSource Professional Services, which provides consulting, design, integration, and optimization services.

Over 3,000 customers use our hosted transaction processing services. Key attributes of our hosted services include redundancy of networks and data centers, strict security, and high capacity. During 2003, Visa renewed CyberSource’s certification in the Visa Cardholder Information Security Program and we received Visa International’s Account Information Security compliance certification.

CyberSource packaged software offerings consist of CyberSource Payment Manager and Risk Manager. CyberSource Payment Manager connects the merchant’s business systems with a variety of payment processors. Users of CyberSource Payment Manager 5.0 and higher can access CyberSource Connect, an option that enables merchants to leverage our direct connections with payment processors’ networks. Risk Manager is our enterprise software product for risk management. Risk Manager provides a central software platform for order process management, enabling merchants to automatically determine whether to accept, review, or reject incoming orders.

CyberSource Customers

CyberSource’s customers range from small sole proprietorships to some of the world’s largest corporations. Merchants that have high sales volume generally demand the greatest range of payment options and the most sophisticated risk and management tools. These merchants often sell in multiple countries and require support for local currencies and local payment options. High volume merchants also need to integrate payment processing with one or more internal business systems. Due to the complexity of payment solutions required by larger merchants, these merchants are the most likely candidates for CyberSource Professional Services. CyberSource aims to provide these high volume merchants with the most complete set of payment and risk management services to help maximize online sales opportunities, minimize exposure to risk, and control operating costs. Smaller merchants generally seek simplicity and ease of use. CyberSource addresses that need with bundled services and integrations into popular online shopping cart software, while bringing to the small business market some of the advantages of CyberSource’s enterprise-level services, including important new payment options such as electronic checks and PayPal, built-in fraud protection, reliability, and high-quality customer support.

CyberSource Products and Services

Enterprise Merchants

CyberSource defines Enterprise Merchants as those businesses that generate more than $250,000 in annual online sales. For Enterprise Merchants, CyberSource offers a comprehensive set of products and services to address the varying needs of such companies. Requirements of such merchants include acceptance of all major credit cards, the ability to bill customers at regular monthly intervals, support for international payment options, fraud prevention, and tools to automate internal processes to reduce the administrative costs and burdens of accepting online orders.

CyberSource’s payment services enable merchants to accept payments made by all major credit or charge cards including American Express, Discover, Diners Clubs, JCB, MasterCard, and Visa cards. CyberSource customers can also accept payment by corporate procurement cards, electronic checks, and the Bill Me Later service. Merchants that have business models based on subscriptions can take advantage of the CyberSource recurring billing service. For merchants selling internationally, CyberSource supports direct debit, bank transfer, and dynamic currency conversion.

Losses due to fraud are significant concerns for online merchants. To help enterprise merchants reduce fraud losses, CyberSource offers the CyberSource Advanced Fraud Screen Enhanced by Visa, a real time fraud detection service that estimates the level of risk associated with each transaction and provides merchants with a risk score and codes explaining the nature of the risk. CyberSource Advanced Fraud Screen Enhanced by Visa benefits from Visa’s access to comprehensive databases of known fraudulent transactions, enabling CyberSource to more accurately evaluate risk. In establishing the risk score, CyberSource Advanced Fraud Screen Enhanced by Visa conducts over 150 tests including data integrity, cardholder identity, verification of geographic location, the number of times a card is used at certain time intervals, time of purchase, and correlations among order information. Through the same connection, CyberSource can use the Visa Payer Authentication Service and MasterCard SecureCode program to verify a cardholder’s identity. The CyberSource Delivery Address Verification service helps merchants avoid losses due to misdelivery.

Because online commerce can occur across state and international boundaries, medium to large merchants often require tools to facilitate tax and export regulatory compliance. The CyberSource Tax Service calculates sales and use taxes for over 60,000 taxing jurisdictions in the United States and Canada and supports value added tax calculation in 28 countries. The CyberSource Export Compliance service helps online merchants comply with U.S. Government export regulations by comparing orders against a changing list of denied countries or persons.

In addition to the products and services designed to facilitate transaction processing, CyberSource provides enterprise merchants with tools to manage the order process internally. CyberSource Risk Manager is enterprise software that merchants install locally, through which merchants can automate many of the decisions that would otherwise have to be handled manually, such as whether to accept, review, or reject incoming orders. To help merchants reconcile payment discrepancies and chargebacks, CyberSource offers the CyberSource Reconciliation Tool, which generates reports of discrepancies to quickly identify transactions requiring follow up.

Small Business Merchants

In our experience, businesses that generate less than $250,000 in annual online revenue have needs that differ from enterprise merchants. To address the requirements of small merchants, CyberSource offers services that are easier to implement and that support many leading shopping cart software programs used by small businesses. Through our offerings, small business merchants can accept payments made by American Express, Diners Card, Discover, JCB, MasterCard, Visa, and PayPal. Small business merchants can also reduce the risk of fraud by using the CyberSource Smart Authorization service.

Professional Services

Building upon our experience in eCommerce, we employ a team of experts that can help merchants operate effective online businesses. The CyberSource Professional Services group provides business and technical consulting services including technology selection, analysis of impacts of the online business on internal processes, devising merchant-specific risk management strategies, systems installation, integration of CyberSource products and services with the merchants’ existing internal systems, building custom reporting tools, disaster recovery planning, and security consulting.

Technology

Transaction Services

Our transaction processing system employs a modular architecture designed for scalability, reliability, extensibility and performance. This system is composed of multiple groups of servers and routers that appear as a single point of contact to our customers’ systems. This system also utilizes the latest industry standards to maximize compatibility with our customers’ commerce systems. In addition, we have implemented a global network of telecommunications access points that are designed to optimize transaction processing response times and to mitigate the effects of system failures. The primary software components of our system are the transaction databases, the commerce processing engine, the commerce services applications, the Cybersource Order Processing API, the Simple Commerce Messaging Protocol (SCMP) and respective client software.

Transaction Database Architecture

Two primary databases form the core of our transaction processing system: the transaction processing database, which maintains information necessary to process each individual transaction, and the post-transaction database, which generates and provides detailed information about customers’ transactions, with advanced reporting capabilities available in XML and other formats.

Commerce Engine

Our commerce engine manages workflow functions and the required communications between our servers, our database, and our processors, including Barclays Bank, First Data Corporation, Paymentech, Streamline (provided by the Royal Bank of Scotland Group), and Vital Processing Services. Our commerce engine is designed to meet the transaction processing demands of our customers in a secure, fast, efficient, reliable, scalable and interoperable manner and was designed to scale rapidly to balance and handle peak transaction processing loads. Additional Commerce Engine servers can be readily added to accommodate increased customer demand.

Commerce Services Applications

We have developed and licensed a set of software applications that perform the hosted services. These services include credit card processing, electronic check processing, gift and promotional certificates, Bill Me Later payment service, payer authentication, smart authorization, CyberSource Advanced Fraud Screen enhanced by Visa, tax services, delivery address verification, and export compliance. These applications contain the rules and logic necessary to provide our hosted services to customers. In many cases, execution of the applications are distributed among the commerce engine and database systems, enabling us to minimize interruptions during scheduled maintenance when enhancing or adding additional services to meet our customers’ needs.

Order Processing API using Web Services

In 2003, we introduced the CyberSource Order Processing API to allow the secure and reliable communication of order data from our customers’ systems to CyberSource systems. The Order Processing API provides our customers with a way to send invoice data to CyberSource for processing by any of the CyberSource commerce services applications. Using industry standard web services technologies, including SOAP, XML, and WS Security, the Order Processing API provides customers with an industry recognized implementation path allowing the Order Processing API to be built into customer order management applications. Like SCMP, the Order Processing API uses the Data Encryption Standard, RSA/public key cryptography and digital certificates to ensure secure signed communication of transaction data.

Simple Commerce Messaging Protocol

We developed SCMP to enable efficient and secure connections between our commerce engine systems and our customers’ systems. In order to ensure secure messaging, SCMP utilizes industry standards for secure communications including the Data Encryption Standard, RSA/public key cryptography and digital certificates. SCMP has been designed so that it can be integrated into virtually any commerce server platform.

Client Software

Our commerce services are invoked by a common programming interface residing on our customers’ commerce servers. Client software is provided for SCMP and Order Processing API interfaces and can be easily installed by customers using pre-built developers kits and application plug-ins. These developer kits are available for most popular Internet programming environments, including ASP/COM, .NET and Java, and for most operating systems, including Windows NT/2000, Linux, and UNIX (Solaris, HP/UX, IBM/AIX and others). Developer kits also come with samples that customers can use to quickly deploy CyberSource services within their enterprises.

Data Centers and Network Access

Our data centers are located at facilities in Santa Clara, California, Mesa, Arizona, London, England and Tokyo, Japan. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide high availability transaction services and connectivity to the Internet, our customers and processing partners. They provide high-speed and redundant network connectivity, uninterruptible power systems (UPS), fire detection and suppression systems, physical security and surveillance on a 24 hours a day, 7 days a week, 365 days a year basis. In addition, we have access to numerous network points of presence located on five continents from third party providers enhancing our ability to serve customers globally. These points of presence, through controlled route announcements to providers such as AT&T, UU-NET, Sprint, GLBX, Cable & Wireless, Verio, AboveNet, Telia and Level 3 Communications, enable us to provide direct, rapid and reliable access to our suite of services.

Industry Standards

The implementation of our architecture for hosted services is based on and complies with widely accepted industry standards. For example, the commerce engine utilizes components from industry leaders such as Cisco, IBM, Microsoft, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

Enterprise Software

CyberSource Payment Manager

The CyberSource Payment Manager product is based on modular systems architecture that allows this server to be installed into large customer infrastructures where a dedicated payment gateway interface will be used. CyberSource Payment Manager is designed as a three-layer software architecture well suited for enterprise deployment. These layers include the multiple sales channel interface, core server, and database.

The CyberSource Payment Manager core server supports a common programming interface that can be adapted to multiple sales channel enterprise systems. These sales systems could be used in conjunction with a call center in order to accept orders through an interactive voice response unit, from a Web server using hypertext transfer protocol, from a point-of-sale terminal, or from a wireless application protocol device. This architecture supports our belief that enterprises will demand a payment server capable of supporting multiple, independent sales channels, and that the enterprise sees significant benefit in being able to manage and control a single transaction payment platform.

The database layer is based on a standard structured query language (SQL) interface, offering a choice of implementations with any of the standard relational database management systems (RDBMS) on the market. Database platforms currently used by our customers include Microsoft SQL Server, Oracle, and Sybase.

CyberSource Risk Manager

CyberSource Risk Manager is powerful and flexible order decision/fraud management software that enables customers to customize fraud rules based on their specific product, industry, and environment variables. It intelligently and efficiently routes transactions for processing or customer service action and provides customers with the ability to adapt quickly to emerging fraud trends.

The decision engine itself is built on standard Java 2 Enterprise Edition (J2EE) technology and is currently deployable on the BEA WebLogic Platform or IBM WebSphere Application Server. Back-end database connectivity is provided through the Java Database Connectivity (JDBC) application programming interface, an integral part of the J2EE standard. Currently supported databases are Microsoft SQL Server and Oracle RDBMS.

The architecture is extensible through a standards-based XML developer API, allowing our professional services organization or the customer to build custom plug-ins that can communicate with other external data sources. These data sources can provide additional information about the customer’s order, allowing more flexibility in determining associated risk. Standard plug-ins available from CyberSource connect Risk Manager to all of our hosted services, to the CyberSource Payment Manager, as well as third-party services.

Product Development

Our product development team is responsible for the design, development, and release of our software and core infrastructure for services. We have a well-defined software development methodology that we believe enables us to deliver software services that satisfy real business needs for the global market while meeting commercial quality expectations. We emphasize quality assurance throughout our development lifecycle. We believe that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages.

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality.

As of December 31, 2003, we employed 43 persons in our product development department.

Intellectual Property

Our success depends upon our proprietary technology and licensed technology. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights.

We have been issued four patents and have eleven patent applications pending. The first issued patent, for a method and system for controlling distribution of software in a multi-tiered distribution chain, expires in April 2016. The second issued patent, for a method and system for detecting fraud in a credit card transaction over the Internet, expires in July 2017. The third issued patent, for a non-extensible thin server that generates user interfaces via browser, expires in April 2018. The fourth issued patent, for a method and system for delivering digital products electronically, expires in November 2017. We have pending patent applications covering cryptography, digital delivery, stored value, electronic gift certificate processing, electronic check processing, and enhancements to our fraud screening and digital delivery systems. We investigate, define and prepare applications for new patents as a part of the standard product development cycle. Our engineering management team meets on a regular basis to harvest new inventions from the engineering department. We cannot assure that any patent application that we file will issue as a patent, and we cannot assure that any patent issued to us will not be held invalid or unenforceable based on prior art or for any other reason.

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

Operations

Our operations team is responsible for the 24 hours a day, 7 days a week, 365 days a year management, support, and data security for our global data centers and technology infrastructure. We support and manage the transaction services business with enterprise-class technologies and tools. These technologies and tools are deployed and managed by strict adherence to proven operational principles, processes, and procedures. We believe this technology, the processes, and our employees enable us to deliver the highest level of services and performance to our customers. Additionally, this team provides desktop computing and office productivity support and management to all CyberSource employees.

As of December 31, 2003, we employed 25 persons in our operations department.

Customer Support

We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability, and customer satisfaction for our customers. These services ensure our customers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operational issues. Our support offerings range from basic account activation and online self-help to priority response from dedicated technical account managers.

Our major focus is on customer satisfaction. In fiscal 2003, overall satisfaction was 98%, with a high of 99% in four separate months. 66% of the time our support team exceeded our customers’ expectations. For the second consecutive year, we are the recipient of the Omega Northface Award for World Class Excellence in Customer Satisfaction. The Company’s performance in the year 2003 was graded by Omega Management through quarterly calls and Web surveys to customers using CyberSource’s hosted suite of payment and risk management services. Omega received over 500 completed Web responses and completed over 300 phone surveys in determining CyberSource’s performance.

As of December 31, 2003 we employed 16 persons in customer support.

Sales and Marketing

Target customers for our electronic payment and risk management and compliance solutions have traditionally included medium and large enterprise customers. We reach these businesses worldwide through a direct sales force as well as through alliances that leverage existing sales and marketing infrastructures developed by our reseller and referral programs.

In 2002, we introduced initiatives to service the small business sector. We reach this large and disparate customer group mainly through referral and reseller partners.

Our indirect sales channel is divided into “resellers,” “managed commerce providers,” and “referral allies.” We have contractual relationships with these companies that range from referral relationships to reselling our software and services.

•	Resellers: Our resellers provide our software and/or services as part of their larger offering portfolio and facilitate the sale and billing of our services. Resellers are authorized to sell our hosted services and support services. Our resellers include banks, small business resellers, and payment services providers such as Bank of America, First Data Merchant Services, Miva, now a division of FindWhat.com, Paymentech, as well as a number of smaller partners.

•	Managed Commerce Providers: Managed commerce providers typically host customized and turnkey storefronts for online businesses. Managed commerce providers manage the entire customer relationship including operations, support and billing. Managed Commerce Providers include Internet service providers, application service providers or specialized systems integrators. Our managed commerce provider partners include Aqueduct, AuctionAnything, Capitol Advantage, Comergent, Crimson Bow, Graphtek, Radquest, and UniteU.

•	Referral Allies: These are companies with which we have referral agreements, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms.

In addition to channel and referral relationships, we pursue both solutions alliances and strategic alliances. These result in cooperative product development efforts, streamlining of integration capabilities and leveraged marketing efforts.

•	Solutions Alliances: These alliances integrate CyberSource technology into some of their products, making it easier for their customers to access CyberSource products and services. These alliances span commerce server vendors and interactive voice response vendors to enterprise software vendors. Current solutions alliance relationships include: Aspect, ATG, BEA, BroadVision, IBM, Microsoft, PeopleSoft, and Siebel.

•	Strategic Alliances: Our strategic alliances include our relationships with AmeriNet, CheckFree, FDC/TeleCheck, I4 Commerce, PayPal, and Visa U.S.A. We work with strategic alliances to enhance our existing solutions portfolio, develop new services and drive the adoption of industry standards.

As of December 31, 2003, we had a total of 40 employees in sales and marketing worldwide, together with 7 professional service consultants.

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

We also face competition from developers of other systems for online commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), Fair Isaac, Authorize.net, a division of InfoSpace, Paymetrics, Retail Decisions, TrinTech and VeriSign. In addition, Visa has announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the Internet, which may compete with our fraud screen services. Furthermore, other companies, including financial services and credit companies such as First Data Corporation may enter the market and provide competing services.

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

Employees

As of December 31, 2003, we had a total of 154 employees, including 47 employees in professional services, sales and marketing, 43 employees in product development, 41 employees in operations and customer support and 23 employees in general and administrative services. None of our employees are represented by a labor union and we consider employee relations to be good.

Regulations

The following regulations may adversely affect our business now or in the future:

•	Fair Credit Reporting Act. Because our fraud screening system assesses the probability of fraud in a card-not-present credit card transaction, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act. As a precaution, we have implemented processes that we believe will enable us to comply with the Act if we were deemed a consumer reporting agency. Complying with the Act requires us to provide information about personal data stored by us. Failure to comply with the Act could result in claims being made against us by individual consumers and the Federal Trade Commission.

•	Export Control Regulations. Current export control regulations prohibit the export of strong encryption technology without a license unless exempt from license requirements, thereby preventing us from using stronger encryption technology to protect the security of data being transmitted to and from Internet merchants outside of the UnitedStates. We have obtained a license to use 1024-bit encryption technology with our international merchants. Furthermore, we believe that our products and services fall under certain licensing exemptions as financial products.

ITEM 2:	PROPERTIES

Facilities

Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2006. During December 2001, we consolidated the under-utilized space in our Mountain View facility and are currently using approximately 43,000 square feet. We also lease approximately 44,000 square feet of space in St. Louis, Missouri, under a lease expiring in October 2004. During December 2001, we closed our St. Louis, Missouri facility. In addition, we occupy field sales offices in various cities throughout the United States. We also maintain sales and support offices in leased space in Reading, United Kingdom.

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

We are currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flow.

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

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ National Market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2002	High	Low
First Quarter	$2.24	$1.60
Second Quarter	$2.74	$1.98
Third Quarter	$2.38	$1.73
Fourth Quarter	$2.64	$1.70

Year ended December 31, 2003	High	Low
First Quarter	$2.73	$2.15
Second Quarter	$2.99	$2.05
Third Quarter	$4.18	$2.57
Fourth Quarter	$5.81	$3.40

We had approximately 460 shareholders of record as of March 2, 2004. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Of the remaining $5.4 million of net proceeds as of September 30, 2003 from the second public offering in November 1999, we used $0.4 million to fund operations, $0.2 million to purchase office equipment and used $0.2 million to repurchase shares of our common stock during the three months ended December 31, 2003. The remaining $4.6 million of net proceeds was held in various cash, cash equivalent and investment accounts as of December 31, 2003. Our Board of Directors has authorized the use of up to $10.0 million for the repurchase of shares of our common stock. The purchases may be made in the open market from time to time over the next twelve months as market and business conditions warrant. In addition, all purchases are subject to the availability of shares and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000(2)	1999(1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$27,503	$28,024	$30,749	$29,924	$12,931
Cost of revenues	9,293	11,984	20,550	23,161	10,948

Gross profit	18,210	16,040	10,199	6,763	1,983
Operating expenses:
Product development	7,529	8,078	17,372	16,103	7,807
Sales and marketing	11,164	13,143	20,607	29,400	15,110
General and administrative	4,942	5,856	11,070	13,532	6,023
In-process research and development	—	—	—	14,500	—
Amortization of goodwill and other intangible assets	—	—	41,933	12,961	—
Acquisition related costs	—	—	—	834	—
Deferred compensation amortization	—	—	2,511	1,521	4,716
Restructuring and other non-recurring charges	467	2,473	104,661	—	—

Total operating expenses	24,102	29,550	198,154	88,851	33,656

Loss from operations	(5,892)	(13,510)	(187,955)	(82,088)	(31,673)
Interest income (expense), net	625	1,158	3,306	7,304	1,828
Loss on investment in joint venture	(175)	(162)	(398)	(200)	—

Net loss	$(5,442)	$(12,514)	$(185,047)	$(74,984)	$(29,845)

Basic and diluted net loss per share(1)	$(0.17)	$(0.38)	$(5.38)	$(2.63)	$(1.95)

Weighted average number of shares used in computing basic and diluted net loss per share(1)	32,860	32,900	34,370	28,472	15,267

	December 31,
	2003	2002	2001	2000(2)	1999(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$44,361	$49,275	$59,116	$92,003	$140,269
Working capital	41,629	42,852	50,367	87,668	137,951
Total assets	54,807	61,807	78,192	261,855	154,122
Long-term obligations, net of current portion	—	—	—	65	444
Total stockholders’ equity	44,195	49,368	62,472	247,033	146,559

(1)	The 1999 Selected Consolidated Financial Data has been restated to include the balance sheet and operating results of ExpressGold.com, Inc., which we acquired on January 10, 2000. The acquisition is being accounted for as a pooling of interests transaction.

(2)	The 2000 Selected Consolidated Financial Data includes the balance sheet of PaylinX Corporation as of December 31, 2000 and the operating results of PaylinX Corporation for the period from September 18, 2000, the date of acquisition, to December 31, 2000. The acquisition has been accounted for using the purchase method of accounting.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

This Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “Risk Factors” and in other sections of this Report on Form 10-K. All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

Overview

CyberSource Corporation provides secure electronic payment and risk management solutions to organizations that sell goods and services over the Internet. CyberSource’s payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. Our risk and compliance management tools address issues such as credit card fraud, online tax requirements and export controls. Our reporting and management tools help automate the flow of complex eCommerce processes, such as recurring billing and payment reconciliation. We partner with and connect to a large network of payment processors and other payment service providers, to offer merchants a single source solution.

We commenced operations in March 1996 as a division of Beyond.com. On December 31, 1997, Beyond.com transferred assets and liabilities related to its commerce transaction processing services division to us. We have incurred significant losses since our inception, and through December 31, 2003 had incurred cumulative losses of approximately $322.6 million.

We derive our revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed and determinable, and determined to be collectible. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the years ended December 31, 2003 and 2002, no customer accounted for more than 10% of revenues. For the year ended December 31, 2001, one customer accounted for 10% of revenues and during 2001 our business relationship with that customer was terminated.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”) and Statement of Position 97-2, Software Revenue Recognition, (“SOP 97-2”), as amended. SAB 101 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

As of September 30, 2002, we had not established vendor-specific objective evidence (“VSOE”) of fair value for enterprise software license or maintenance revenue. For enterprise software arrangements where maintenance was the only undelivered element, we had recognized the entire contract ratably over the term of the maintenance period. Beginning in the fourth quarter of 2002, we changed our maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue, effective October 1, 2002, we utilize the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) and recognize software license revenue in the period in which the contract is signed, the software is delivered and the fee is fixed and determined to be collectible. The result of this change could materially impact enterprise software revenue recognized in the future as enterprise software license revenue will no longer be deferred and recognized ratably over the term of the maintenance period. In addition, through September 30, 2003, we continued to ratably recognize enterprise software revenue that had previously been deferred prior to the establishment of VSOE of fair value for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9.

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

Restructuring and Other Non-Recurring Charges

During fiscal year 2003, 2002 and 2001, we recorded significant charges in connection with our restructuring plans as discussed in Note 6 of our consolidated financial statements. These restructuring charges include estimates pertaining to employee separation costs and the settlements of contractual obligations, primarily facilities-related operating leases, resulting from our actions. We have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. The actual costs may differ from these estimates. Our restructuring charge would have been higher had we assumed a lower future rental rate or a longer period of time required to identify a sublessee.

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments as well as for potential sales returns. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required. These estimates are based on historical bad debt experience and other known factors. If the historical data we used to determine these estimates does not properly reflect future losses, additional allowances may be required.

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 12 of our consolidated financial statements, as of December 31, 2003, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Results of Operations

Years Ended December 31, 2003 and 2002

Revenues. Revenues decreased to $27.5 million in 2003, a decrease of approximately $0.5 million or 1.9% as compared to $28.0 million in 2002. Transaction and support revenues increased to $21.7 million in 2003, an increase of approximately 8.1% as compared to $20.0 million in 2002. We processed approximately 291.2 million transactions in 2003 as compared to approximately 214.4 million transactions in 2002. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased at a lower rate relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues decreased to $3.9 million in 2003, a decrease of approximately 11.8% as compared to $4.4 million in 2002. The decrease is due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during 2003. Professional services revenues decreased to $2.0 million in 2003, a decrease of approximately 45.1% as compared to $3.6 million in 2002, due primarily to a decrease in the dollar magnitude of professional services projects that occurred during 2003.

Cost of Revenues. Transaction and support cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues decreased to $7.9 million or 36.3% of transaction and support revenues in 2003 from $9.6 million or 47.9% of transaction and support revenues in 2002. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to lower depreciation expense as many of our fixed assets became fully depreciated during 2003, which decreased by $1.5 million in 2003 compared to 2002. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.5 million or 12.5% of enterprise software revenues for 2003, consistent with the $0.5 million or 11.8% of enterprise software revenues for 2002. Professional services cost of revenues consist principally of personnel-related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues decreased to $1.0 million or 48.0% of professional services revenues for 2003 as compared to $1.9 million or 51.8% of professional services revenues for 2002. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses decreased to $7.5 million in 2003 from $8.1 million in 2002. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower depreciation expense, which decreased by approximately $0.3 million and $0.2 million, respectively. We expect product development expenses in 2004 to be consistent with 2003.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses decreased to $11.2 million in 2003 from $13.1 million in 2002. The decrease is primarily due to lower sales and marketing personnel-related costs resulting from lower headcount than in the prior year, which decreased by approximately $1.1 million in 2003 as compared to 2002. In addition, depreciation expense and marketing program costs decreased by approximately $0.4 million and $0.3 million, respectively, in 2003 as compared to 2002. We expect sales and marketing expenses in 2004 to be consistent with 2003.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses decreased to $4.9 million in 2003 from $5.9 million in 2002. The decrease is primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and lower depreciation expense, which decreased by approximately $0.5 million and $0.4 million, respectively, in 2003 as compared to 2002. We expect general and administrative expenses in 2004 to be consistent with 2003.

Restructuring and Other Non-Recurring Charges. We incurred restructuring and other non-recurring charges of approximately $0.5 million and $2.5 million during 2003 and 2002, respectively. Included in the charges were severance charges resulting from our realignment of resources to better manage and control our business, facility-related charges resulting from the consolidation of our facilities offset by a recovery of approximately $0.2 million resulting from the subleasing of a portion of our St. Louis, Missouri facility. We estimate that expenses will be reduced by approximately $1.7 million in 2004 compared to 2003 as a result of these restructuring and non-recurring charges recorded in 2003. During 2004, we will continue to evaluate the assumptions used in recording the facility-related charges and may record additional charges if we are unable to sublease the under-utilized space or if there is a further decline in the real estate market in Mountain View, California or Austin, Texas.

We recorded restructuring charges of approximately $0.4 million and $0.3 million in 2003 and 2002, respectively, which represent costs associated with the reduction of our worldwide workforce. During 2003, we reduced our workforce by 11 employees of which 8 were in sales and marketing; 2 were in product development; and 1 was in operations. During 2002, we reduced our workforce by 12 employees of which 8 were in sales and marketing; 3 were in product development; and 1 was in general and administrative services.

We also recorded facility-related restructuring charges of approximately $0.1 and $2.0 million in 2003 and 2002, respectively. During 2001, we closed our St. Louis, Missouri facility, exited certain under-utilized space in our Mountain View, California and Austin, Texas facilities and consolidated our data centers. Included in our 2001 restructuring charge was $3.5 million related to future lease payments for our St. Louis, Missouri facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View, California space. During 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $2.0 million relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During 2003, we again reassessed our estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, we recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. Also, during 2003, we were able to sublease a portion of our St. Louis, Missouri facility and recorded a recovery of approximately $0.2 million. See Note 6 of Notes to Consolidated Financial Statements.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. We maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, we expect to consolidate the financial position and results of operations of CyberSource K.K. As of June 30, 2002, we had recognized losses to the extent of our historical investment, including $0.2 million recognized in 2002. In 2003, we made additional contributions to the joint venture totaling $0.2 million, all of which were recorded as losses in the period the contribution occurred.

Interest Income (Expense), Net. Interest income, net which consists of interest earnings on cash, cash equivalents and short-term investments decreased to $0.6 million in 2003 from $1.2 million in 2002. This decrease is primarily due to a decline in average cash, cash equivalents and short-term investments during 2003 as compared to 2002 as a result of our operating losses incurred during 2003 and, to a lesser extent, slightly lower investment yields. We expect interest income to decrease in 2004 due to lower cash, cash equivalents and short-term investment balances. Interest expense of $1,000 in 2002 represented interest on capital lease obligations.

Income Taxes. No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception. As of December 31, 2003, we had federal and state net operating loss carryforwards of approximately $155.6 million and $67.6 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2010 through 2023. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

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

Years Ended December 31, 2002 and 2001

Revenues. Revenues decreased to $28.0 million in 2002, a decrease of approximately $2.7 million or 8.9% as compared to $30.7 million in 2001. Transaction and support revenues decreased to $20.0 million in 2002, a decrease of approximately 10.8% as compared to $22.5 million in 2001. We processed approximately 214.4 million transactions in 2002 as compared to approximately 244.3 million transactions in 2001. The decrease in revenue and transactions processed was due primarily to the loss of a significant customer in November of 2001, which accounted for approximately 10% of our revenues during 2001. Enterprise software license and maintenance revenues decreased to $4.4 million in 2002, a decrease of approximately 10.5% as compared to $4.9 million in 2001. The decrease was due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during 2002, offset, to a certain extent, by a change in our software license revenue recognition policy effective October 1, 2002 as described in Note 1 to the consolidated financial statements. If we had not changed our software revenue recognition policy, our enterprise software license and maintenance revenue would have been approximately $4.0 million as compared to the $4.4 million of enterprise software license and maintenance revenue recognized during 2002. Professional services revenues increased to $3.6 million in 2002, an increase of approximately 6.6% as compared to $3.4 million in 2001, due primarily to an increase in the average contract price of professional services projects.

Cost of Revenues. Transaction and support cost of revenues decreased to $9.6 million or 47.9% of transaction and support revenues in 2002 from $14.4 million or 64.0% of transaction and support revenues in 2001. The decrease in absolute dollars and as a percentage of transaction and support revenues was primarily due to the reduction in personnel costs resulting from our restructurings for which we recorded charges during 2001 and, to a lesser extent, a decrease in depreciation expense. Enterprise software cost of revenues was $0.5 million or 11.8% of enterprise software revenues for 2002 as compared to $4.2 million or 85.5% of enterprise software revenues for 2001. The decrease in absolute dollars and enterprise software cost of revenues as a percentage of enterprise software revenue was due to the reduction in customer support personnel-related costs resulting from our restructuring activities during 2001. Also included in enterprise software cost of revenues in 2001 is $3.2 million of amortized developed technology resulting from the acquisition of PaylinX. Professional services cost of revenues decreased to $1.9 million or 51.8% of professional services revenues for 2002 as compared to $2.0 million or 58.6% of professional services revenues for 2001. The decrease in absolute dollars and as a percentage of professional services revenue was due primarily to an increase in higher margin, fixed fee projects during 2002 as compared to 2001.

Product Development. Product development expenses decreased to $8.1 million in 2002 from $17.4 million in 2001. The decrease was primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower overhead costs, which decreased by approximately $6.2 million and $1.9 million, respectively.

Sales and Marketing. Sales and marketing expenses decreased to $13.1 million in 2002 from $20.6 million in 2001. The decrease was primarily due to lower sales and marketing personnel-related costs, which decreased by approximately $5.5 million in 2002 as compared to 2001. In addition, marketing program costs and other overhead costs decreased by approximately $0.8 million in 2002 as compared to 2001.

General and Administrative. General and administrative expenses decreased to $5.9 million in 2002 from $11.1 million in 2001. The decrease was primarily due to lower personnel-related costs, which decreased by approximately $1.8 million in 2002 as compared to 2001 and lower bad debt expense, legal expenses and outside service costs which decreased by $0.8 million, $0.5 million and $0.5 million, respectively, in 2002 as compared to 2001.

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

We also recorded restructuring charges of approximately $0.3 million and $6.5 million in 2002 and 2001, respectively, as a result of our realignment of resources to better manage and control our business. During 2002, we reduced our workforce by 12 employees of which 8 were in sales and marketing; 3 were in product development; and 1 was in general and administrative services. During 2001, we reduced our workforce by 270 employees of which 103 were in professional services, sales and marketing; 55 were in product development; 83 were in operations and customer support; and 29 were in general and administrative services.

We also incurred facility-related restructuring charges of approximately $2.0 million and $6.2 million in 2002 and 2001, respectively. During 2001, we closed our St. Louis, Missouri facility, exited certain under-utilized space in our Mountain View, California and Austin, Texas facilities and consolidated our data centers. Included in the $6.2 million charge in 2001 was $3.5 million related to future lease payments for our St. Louis, Missouri facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View space. Also, included in the $6.2 million was $2.7 million related to the impairment of excess property and equipment and leasehold improvements primarily resulting from exiting the above facilities. During 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $2.0 million relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003.

Loss on Investment in Joint Venture. During 2002, we recorded a loss from investment in the joint venture of $0.2 million as compared to $0.4 million in 2001.

Interest Income (Expense), Net. Interest income, net which consists of interest earnings on cash, cash equivalents and short-term investments decreased to $1.2 million in 2002 from $3.3 million in 2001. This decrease was primarily due to a decline in average cash, cash equivalents and short-term investments during 2002 as compared to 2001 as a result of our operating losses incurred during 2002 and, to a lesser extent, slightly lower investment yields. Interest expense decreased to $1,000 in 2002 from $22,000 in 2001. Interest expense represents interest on capital lease obligations.

Income Taxes. No provision for federal and state income taxes was recorded as we have incurred net operating losses since inception.

Related Parties

Our Chief Executive Officer was the Chairman of the Board of Beyond.com. On January 24, 2002, Beyond.com filed for protection under Chapter 11 of the Bankruptcy Code. For the years ended December 31, 2002 and 2001, sales of transaction and support services totaling $28,000 and $0.6 million, respectively, were made to Beyond.com.

For the years ended December 31, 2003, 2002 and 2001, legal fees of approximately $0.3 million, $0.2 million and $0.6 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which one of our directors is a partner. As of December 31, 2003 and 2002, we had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments decreased by approximately $9.4 million from December 31, 2002 to December 31, 2003. This decrease resulted primarily from our $5.4 million net loss in 2003, $3.2 million of purchases of short-term investments, net of maturities of short-term investments, a $1.8 million decrease in accrued liabilities and $1.2 million used to repurchase our common stock, offset by $3.6 million of depreciation and amortization expense and $1.4 million of proceeds from the exercise of stock options and issuance of common stock under the employee stock purchase plan.

Net cash used in our operating activities was approximately $4.6 million in 2003 as compared to approximately $8.5 million in 2002. Net cash used in operations during 2003 consists primarily of our net loss of $5.4 million, a $1.8 million decrease in accrued liabilities and a $0.9 million increase in prepaid expenses and other current assets, offset by a $0.8 million decrease in non-current assets and $3.6 million of depreciation and amortization expense. Net cash used in operations during 2002 consists primarily of our net loss of $12.5 million and a $2.8 million decrease in accrued liabilities, offset by decreases in current assets and $6.2 million of depreciation and amortization expense.

Net cash used in investing activities was approximately $3.7 million in 2003 as compared to net cash provided by investing activities of $1.1 million in 2002. Net cash used in investing activities in 2003 consists primarily of $3.2 million of purchases of short-term investments, net of maturities of short-term investments and $0.4 million of purchases of capital equipment used in our network infrastructure. Net cash provided by investing activities in 2002 consists primarily of $1.9 million of net proceeds from the maturities of short-term investments, offset by the issuance of a $0.6 million promissory note and $0.2 million of purchases of capital equipment used in our network infrastructure.

Net cash provided by financing activities was approximately $0.2 million in 2003 as compared to cash used in financing activities of $0.7 million in 2002. Net cash provided by financing activities in 2003 consists primarily of $1.4 million of proceeds from the exercise of employee stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan, offset by $1.2 million of repurchases of common stock. Net cash used in financing activities in 2002 consists primarily of $1.0 million of repurchases of common stock, offset by $0.4 million of proceeds from the exercise of employee stock options and the issuance of common stock under our 1999 Employee Stock Purchase Plan.

We believe that our cash and short-term investment balances as of December 31, 2003 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. We expect that we will continue to use our cash to fund operating losses. In addition, our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on terms favorable to our stockholders and us.

The following is a table summarizing our significant commitments as of December 31, 2003, consisting of future minimum lease payments under all non-cancelable and operating leases:

	Total	Less than 1 year	1 –3 years
Operating leases	$9,232	$3,632	$5,600

Total commitments	$9,232	$3,632	$5,600

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

We Have a History of Losses, May Incur Future Losses and Cannot Assure You that We Will Achieve Ongoing Profitability

We cannot be certain that we will realize sufficient revenues to achieve ongoing profitability. We will need to generate higher revenues in order to achieve profitability and may not be able to sustain those revenues if achieved.

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001, $12.5 million in 2002 and $5.4 million in 2003. As of December 31, 2003, we had incurred cumulative losses of $322.6 million.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	modification in pricing methodology for software maintenance contracts which resulted in a change in our revenue recognition policy for the sale of enterprise software licenses effective in the fourth quarter of 2002;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

A Breach of Our eCommerce Security Measures Could Reduce Demand for Our Services

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

We Recently Launched Our Global eCommerce Initiative Which Could Result in Losses

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

Revenues from Professional Services May Decrease Further

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. Since then, we have not been engaged, and in the future may not be engaged, for additional projects of similar or larger size, and the demand for professional services may decrease. For instance, professional services revenue decreased from $3.6 million for the year ended December 31, 2002 to $2.0 million for the year ended December 31, 2003. In addition, given recent reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

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

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and believe this may continue in 2004. To the extent we do not generate positive cash flow from operations, we expect to use the net proceeds of our 1999 equity financings to fund sales and marketing activities, to fund product development, to fund continued operations, repurchase shares of our stock in the open market and potentially to make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products and services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 5.1%, 6.9% and 7.7% of our revenues in 2001, 2002 and 2003, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2003, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Can Be Terminated

In July 2001, we entered into a new agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires in July 2004, but can be terminated by either party after the first year with ninety days prior written notice. After July 2004, the agreement renews automatically for additional periods of one year, unless terminated by either party.

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

We May Have an Accounts Receivable Concentration Risk

Some of our enterprise software and professional services contracts are of a large, relative magnitude which result in a higher concentration of our accounts receivable balance at times. For example, while no customer accounted for more than 10% of our accounts receivable balance as of December 31, 2003, approximately 11.3% of our accounts receivable balance was due from one professional services customer as of March 31, 2002.

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

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 16, 2004

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$15,250	$23,305
Short-term investments	29,111	25,970
Trade accounts receivable, net of allowances of $558 and $673 at December 31, 2003 and 2002	4,828	4,066
Prepaid expenses and other current assets	3,052	2,118

Total current assets	52,241	55,459
Property and equipment, net	2,195	5,416
Other noncurrent assets	371	1,100

Total assets	$54,807	$61,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500	$461
Other accrued liabilities	8,279	10,085
Deferred revenue	1,833	2,043
Current obligations under capital leases	—	18

Total current liabilities	10,612	12,607
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—33,168,923 in 2003 and 32,765,586 in 2002	33	33
Additional paid-in capital	362,257	362,048
Accumulated other comprehensive loss	(16)	(76)
Accumulated deficit	(318,079)	(312,637)

Total stockholders’ equity	44,195	49,368

Total liabilities and stockholders’ equity	$54,807	$61,975

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Transaction and support	$21,654	$20,029	$22,463
Enterprise software	3,867	4,382	4,898
Professional services	1,982	3,613	3,388

Total revenues	27,503	28,024	30,749
Cost of revenues:
Transaction and support	7,858	9,597	14,376
Enterprise software	484	517	950
Professional services	951	1,870	1,986
Amortization of developed technology	—	—	3,238

Total cost of revenues	9,293	11,984	20,550
Gross profit	18,210	16,040	10,199
Operating expenses:
Product development	7,529	8,078	17,372
Sales and marketing	11,164	13,143	20,607
General and administrative	4,942	5,856	11,070
Amortization of goodwill and other intangible assets	—	—	41,933
Deferred compensation amortization	—	—	2,511
Restructuring and other non-recurring charges	467	2,473	104,661

Total operating expenses	24,102	29,550	198,154

Loss from operations	(5,892)	(13,510)	(187,955)
Loss on investment in joint venture	(175)	(162)	(398)
Interest income	625	1,159	3,328
Interest expense	—	(1)	(22)

Net loss	$(5,442)	$(12,514)	$(185,047)

Basic and diluted net loss per share	$(0.17)	$(0.38)	$(5.38)

Weighted average number of shares used in computing basic and diluted net loss per share	32,860	32,900	34,370

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2000	35,039,560	$35	$366,526	$(4,413)	$(39)	$(115,076)	$247,033
Issuance of common stock under stock option plans	533,368	—	364	—	—	—	364
Issuance of common stock under employee stock purchase plan	150,383	—	350	—	—	—	350
Repurchase of common stock, net	(2,838,515)	(2)	(2,976)	—	—	—	(2,978)
Amortization of deferred compensation	—	—	—	2,511	—	—	2,511
Write-off of deferred compensation for terminated employees	—	—	(1,902)	1,902	—	—	—
Compensation related to stock options of certain terminated employees	—	—	300	—	—	—	300
Foreign currency translation adjustment	—	—	—	—	(61)	—	(61)
Net loss	—	—	—	—	—	(185,047)	(185,047)

Comprehensive loss	—	—	—	—	—	—	(185,108)

Balance at December 31, 2001	32,884,796	33	362,662	—	(100)	(300,123)	62,472
Issuance of common stock under stock option plans	307,868	—	311	—	—	—	311
Issuance of common stock under employee stock purchase plan	91,222	—	101	—	—	—	101
Repurchase of common stock, net	(518,300)	—	(1,026)	—	—	—	(1,026)
Foreign currency translation adjustment	—	—	—	—	24	—	24
Net loss	—	—	—	—	—	(12,514)	(12,514)

Comprehensive loss	—	—	—	—	—	—	(12,490)

Balance at December 31, 2002	32,765,586	33	362,048	—	(76)	(312,637)	49,368
Issuance of common stock under stock option plans	815,470	—	1,314	—	—	—	1,314
Issuance of common stock under employee stock purchase plan	71,767	—	130	—	—	—	130
Repurchase of common stock, net	(483,900)	—	(1,235)	—	—	—	(1,235)
Unrealized loss on short-term investments	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	75	—	75
Net loss	—	—	—	—	—	(5,442)	(5,442)

Comprehensive loss	—	—	—	—	—	—	(5,382)

Balance at December 31, 2003	33,168,923	$33	$362,257	$—	$(16)	$(318,079)	$44,195

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Operating activities:
Net loss	$(5,442)	$(12,514)	$(185,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of developed technology	—	—	3,238
Depreciation and amortization	3,603	6,189	15,348
Amortization of deferred compensation	—	—	2,511
Amortization of goodwill and other intangible assets	—	—	41,933
Write-off of goodwill and other intangible assets	—	—	91,399
Loss on investment in joint venture	175	162	398
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(762)	648	3,975
(Increase) decrease in prepaid expenses and other current assets	(934)	139	(645)
(Increase) decrease in other noncurrent assets	729	(9)	255
Increase (decrease) in accounts payable	39	100	(747)
Increase (decrease) in other accrued liabilities	(1,806)	(2,765)	5,908
Increase in deferred revenue	(210)	(412)	(736)

Net cash used in operating activities	(4,608)	(8,462)	(22,210)
Investing activities:
Purchases of property and equipment	(382)	(153)	(7,926)
Investment in joint venture	(175)	—	—
Issuance of promissory note under loan agreement	—	(600)	—
Purchases of short-term investments	(60,737)	(64,490)	(78,530)
Maturities of short-term investments	57,581	66,387	122,537

Net cash provided by (used in) investing activities	(3,713)	1,144	36,081
Financing activities:
Principal payments on capital lease obligations	(18)	(36)	(426)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	1,444	412	714
Repurchase of common stock, net	(1,235)	(1,026)	(2,978)

Net cash provided by (used in) investing activities	191	(650)	(2,690)

Effect of foreign exchange rate changes on cash	75	24	(61)

Net increase (decrease) in cash and cash equivalents	(8,055)	(7,944)	11,120
Cash and cash equivalents at beginning of period	23,305	31,249	20,129

Cash and cash equivalents at end of period	$15,250	$23,305	$31,249

	Years Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Interest paid	$—	$1	$22
Non-cash activities:
Unrealized loss on short-term investments	$15	$—	$—

See accompanying notes.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The Company

CyberSource Corporation (the “Company” or “CyberSource”) provides secure electronic payment and risk management solutions to organizations that process orders for goods and services over the Internet. CyberSource’s payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and new emerging payment types. CyberSource’s risk and compliance management tools address issues such as credit card fraud, online tax requirements and export controls. CyberSource’s reporting and management tools help automate the flow of complex eCommerce processes, such as recurring billing and payment reconciliation. CyberSource partners with and connects to a large network of payment processors and other payment service providers, to offer merchants a single source solution.

Basis of Presentation

The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts in the prior year’s financial statements have been reclassified to conform with the current year’s presentation.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiary are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were not material through December 31, 2003.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. SAB 101 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of those fees.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives a significant portion of its professional services revenue from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are recognized using the percentage-of-completion method. Estimates are made regarding percent complete based on original hours budgeted and projected hours to complete the projects and revisions to estimates are reflected in the period in which changes become known. The Company has not had significant losses on professional services engagements to date.

Provisions are provided for sales returns and are based on historical experience and other known factors. For the years ended December 31, 2003 and 2002, no customer accounted for more than 10% of total revenues. For the year ended December 31, 2001, one customer accounted for 10% of revenues.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2003 and 2002, cash equivalents consist primarily of investments in money market funds, government bonds and commercial paper.

Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are primarily composed of government and corporate bonds with an original maturity greater than three months and less than one year. The carrying amounts of the Company’s short-term investments approximate fair market value due to the short-term nature of these instruments. Cash, cash equivalents and short-term investments consist of the following as of December 31, 2003 and 2002 (in thousands):

	Carrying Value at December 31, 2003	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2003
Cash and cash equivalents:
Cash	$809	$—	$—	$809
Money market funds	14,441	—	—	14,441

Total cash and cash equivalents	15,250	—	—	15,250

Short-term investments:
Municipal bonds	6,904	—	—	6,904
Corporate debt	10,234	5	(14)	10,225
U.S. Government and agency securities	11,988	15	(21)	11,982

Total short-term investments	29,126	20	(35)	29,111

Total cash, cash equivalents and short-term investments	$44,376	$20	$(35)	$44,361

	Carrying Value at December 31, 2002	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2002
Cash and cash equivalents:
Cash	$350	$—	$—	$350
Money market funds	22,955	—	—	22,955

Total cash and cash equivalents	23,305	—	—	23,305

Short-term investments:
Municipal bonds	8,256	—	—	8,256
Corporate debt	5,698	—	—	5,698
U.S. Government and agency securities	12,016	—	—	12,016

Total short-term investments	25,970	—	—	25,970

Total cash, cash equivalents and short-term investments	$49,275	$—	$—	$49,275

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses on short-term investments, which represent the difference between the fair market value and the amortized cost, were $15,000 as of December 31, 2003 and $0 as of December 31, 2002. There were no realized gains or losses from the sale of short-term investments during fiscal 2003, 2002 or 2001.

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

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2003 and 2002, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2003 and 2002, accounts receivable due from foreign customers were 15% and 13%, respectively. The Company generally does not require collateral.

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

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Computer equipment and software	$20,565	$20,432
Furniture and fixtures	1,840	1,826
Office equipment	1,375	1,309
Leasehold improvements	2,724	2,555

	26,504	26,122
Less accumulated depreciation and amortization	24,309	20,706

	$2,195	$5,416

Asset Impairment

The Company periodically assesses the carrying value of its long-lived assets, including goodwill and other intangible assets, and recognizes impairment losses if it determines that the carrying values are not recoverable. In November 2001, the Company evaluated the carrying value of its goodwill and other intangible assets under the guidance of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 121”). The Company concluded that the goodwill and other intangible assets recorded as a result of its acquisition of PaylinX were impaired. As a result, the Company recorded a $91.4 million write-off of goodwill and other intangible assets (see Note 6).

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the adoption of Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), the following financial information reflects consolidated results adjusted as though the accounting for goodwill and other intangible assets was consistent in all comparable annual periods presented (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Reported net loss	$(5,442)	$(12,514)	$(185,047)
Add back goodwill amortization	—	—	34,976

Adjusted net loss	$(5,442)	$(12,514)	$(150,071)

Adjusted basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(0.17)	$(0.38)	$(5.38)
Add back goodwill amortization	—	—	1.02

Adjusted basic and diluted net loss per share	$(0.17)	$(0.38)	$(4.36)

Weighted average number of shares used in computing basic and diluted net loss and adjusted net loss per share	32,860	32,900	34,370

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

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $0.2 million, $0.5 million and $0.1 million during the years ended December 31, 2003, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and has continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, no compensation has been recognized for the Company’s stock-based compensation. If compensation expense for the Company’s stock-based compensation had been determined based on the fair value of the stock grants, our net loss and net loss per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(5,442)	$(12,514)	$(185,047)
Stock-based employee compensation expense included in reported net loss	—	—	2,511
Total stock-based employee compensation expense determined under fair value based methods for all awards	(6,206)	(8,271)	(17,141)

Pro forma net loss	$(11,648)	$(20,785)	$(199,677)

Basic and diluted net loss per share, as reported	$(0.17)	$(0.38)	$(5.38)

Pro forma basic and diluted net loss per share	$(0.35)	$(0.63)	$(5.81)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model in 2003, 2002 and 2001 with the following weighted average assumptions:

	Years Ended December 31,
	2003	2002	2001
Stock options:
Risk-free interest rate	2.97%	3.82%	4.30%
Dividend yield	—	—	—
Volatility	0.59	0.69	1.36
Expected life (years)	4	4	4
Employee stock purchase plan shares:
Risk-free interest rate	1.08%	1.72%	4.30%
Dividend yield	—	—	—
Volatility	0.59	0.69	1.36
Expected life (months)	6	6	6

The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $1.16, $1.06 and $1.17 per share for options granted during 2003, 2002 and 2001, respectively. The weighted average fair value assigned to shares granted under the employee stock purchase plan under SFAS 123, was $0.74, $0.47 and $3.27 per share during 2003, 2002 and 2001, respectively.

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

If the Company had reported net income for the years ended December 31, 2003, 2002 and 2001, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,699,481, 1,079,777 and 463,102 shares of common stock, respectively The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the “as-if converted” method.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Strategic Alliance

In June 2002, the Company entered into an Original Equipment Manufacturer agreement (“OEM Agreement”) with Miva Corporation (“Miva”), a privately-held provider of eCommerce software and services to small and medium-sized businesses. Under the terms of the OEM Agreement, the Company’s transaction processing services are being resold to the customers of Miva. Revenue generated under the OEM Agreement is being shared equally between the Company and Miva, after certain costs associated with delivering such services have been reimbursed to both parties, and is being recognized on a cash basis.

In conjunction with the OEM Agreement, the Company and Miva also entered into a loan agreement whereby the Company provided an initial loan to Miva of $0.3 million in June 2002 and an additional loan of $0.3 million in August 2002 pursuant to a promissory note. Miva’s share of revenue under the OEM Agreement must first be used to repay the indebtedness outstanding under the loan. Any remaining principal and accrued interest is payable in full in June 2004. The loan accrues interest at an annual rate of 5% and is secured by substantially all of Miva’s assets. The Company recognized interest income related to the loan on a cash basis. In conjunction with the loan agreement, the Company also received a warrant to purchase 680,550 shares of the Miva’s common stock at an exercise price of $0.28 per share. The warrant is fully vested, expires in June 2004 and has been assessed a value of approximately $95,000 using the Black-Scholes valuation model.

In December 2003, Miva was acquired by a third party, FindWhat.com. As a result, the Company waived its right to the warrant and wrote-off the value associated with the warrant accordingly. The principal and accrued interest on the loan have been classified as other current assets in the Company’s consolidated balance sheet as of December 31, 2003.

In January 2004, subsequent to the balance sheet date, the Company received payment in full from Miva of all principal and accrued interest on the outstanding loan classified as other current assets in the Company’s consolidated balance sheet as of December 31, 2003.

3.	Balance Sheet Detail

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002
Employee benefits and related expenses	$1,522	$1,632
Accrued restructuring related expenses	2,415	3,740
Deferred rent	481	469
Other liabilities	3,861	4,244

Total other accrued liabilities	$8,279	$10,085

4.	Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners, which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. As of December 31, 2003, the Company has contributed $0.9 million to the joint venture. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. For the each of the years ended December 31, 2003 and 2002, the Company recorded losses from investment in the joint venture of approximately $0.2 million. As of June 30, 2002, the Company had recognized losses to the extent of its historical investment. In 2003, the Company made additional contributions to the joint venture totaling approximately $0.2 million, all of which were recorded as losses in the period the contribution occurred.

5.	Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations as principally three segments, e-Commerce transaction services and support, enterprise software and professional services and manages the business based on the revenues and cost of revenues of these segments. Additionally, revenues from outside the United States were 7.7%, 6.9% and 5.1% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003 and 2002, no customer accounted for more than 10% of revenues. For the year ended December 31, 2001, one customer accounted for 10% of revenues.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the years ended December 31, 2003, 2002 and 2001. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	December 31,
	2003	2002	2001
Revenues:
Commerce transaction services and support	$21,654	$20,029	$22,463
Enterprise software	3,867	4,382	4,898
Professional services	1,982	3,613	3,388

Total revenues	$27,503	$28,024	$30,749

	December 31,
	2003	2002	2001
Cost of revenues:
Commerce transaction services and support	$7,858	$9,597	$14,376
Enterprise software	484	517	4,188
Professional services	951	1,870	1,986

Total cost of revenues	$9,293	$11,984	$20,550

6.	Restructuring and Other Non-recurring Charges

During the years ended December 31, 2003, 2002 and 2001, the Company recorded non-recurring restructuring charges totaling $0.5 million, $2.5 million and $104.7 million, respectively, as summarized below:

	December 31,
	2003	2002	2001
Write-off of goodwill and other intangible assets	$—	$—	$91,399
Worldwide workforce reductions	370	295	6,484
Facilities and equipment charges	97	2,047	6,158
Other non-recurring charges	—	131	620

Total restructuring and other non-recurring charges	$467	$2,473	$104,661

In November 2001, the Company completed an analysis under SFAS 121 to determine if its goodwill and other intangible assets recorded in September 2000 related to its acquisition of PaylinX Corporation were impaired. The Company concluded that certain events and changes in circumstances, including a decrease in its market capitalization during fiscal 2001 and a decline in the estimated future growth of the enterprise payment software market, were indicators of impairment of the remaining goodwill and other intangible assets. Due to these indicators of impairment, the Company performed an analysis of future undiscounted cash flows to determine the recoverability of the goodwill and other intangible assets. Based on its analysis, the Company recorded a $91.4 million non-cash write-off of the goodwill and other intangible assets.

The Company also recorded restructuring charges of approximately $0.4 million, $0.3 million and $6.5 million in 2003, 2002 and 2001, respectively, related to the reduction of its workforce worldwide to realign its resources to better manage and control the business. During 2003, the Company reduced its workforce by 11 employees of which 8 were in sales and marketing; 2 were in product development; and 1 was in operations. During 2002, the Company reduced its workforce by 12 employees of which 8 were in sales and marketing; 3 were in product development; and 1 was in general and administrative services. During 2001, the Company reduced its workforce by 270 employees of which 103 were in sales and marketing; 55 were in product development; 83 were in operations and customer support; and 29 were in general and administrative services. As of December 31, 2003, all amounts related to severance and benefits had been paid.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also recorded facility-related restructuring charges of approximately $0.1 million, $2.0 million and $6.2 million in 2003, 2002 and 2001, respectively. During 2001, the Company closed its St. Louis, Missouri facility, exited certain under-utilized space in its Mountain View, California and Austin, Texas facilities and consolidated its data centers. Included in the $6.2 million charge in 2001 was $3.5 million related to future lease payments for the Company’s St. Louis, Missouri facility, as well as future lease payments, net of estimated sublease income, for the exited Mountain View, California space. Also, included in the $6.2 million was $2.7 million related to the impairment of excess property and equipment and leasehold improvements primarily resulting from the exiting of the above facilities. During 2002, the Company reassessed its initial estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During 2003, the Company again reassessed its revised estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, the Company recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. Also during 2003, the Company was able to sublease a portion of its St. Louis, Missouri facility and recorded a recovery of $0.2 million. As of December 31, 2003, $2.4 million related to facility-related restructuring charges was included in accrued restructuring related expenses and will be paid over the respective remaining lease terms.

The following table summarizes the activity during fiscal 2003 related to the 2003 restructuring charges (in thousands):

	Amount Charged to Restructuring	Cash Payments	Non-cash Charges	Balance at December 31, 2003
Severance and benefits	$370	$(370)	$—	$—

	$370	$(370)	$—	$—

The following table summarizes the activity during fiscal 2003 related to the 2002 restructuring charges (in thousands):

	Balance at December 31, 2002	Cash Payments	Non-cash Charges	Balance at December 31, 2003
Severance and benefits	$173	$(173)	$—	$—

	$173	$(173)	$—	$—

The following table summarizes the costs and activities during fiscal 2003, related to the 2001 restructuring charges (in thousands):

	Balance at December 31, 2002	Adjustment to Restructuring Charge	Cash Payments	Non-cash Charges	Balance at December 31, 2003
Facilities related charges	$3,568	$97	$(1,250)	$—	$2,415

	$3,568	$97	$(1,250)	$—	$2,415

As of December 31, 2003, the remaining accrued restructuring charges related to the 2001 restructuring included redundant facilities costs, which will be paid over the respective remaining lease terms.

7.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Year Ended December 31,
	2003	2002
Cumulative foreign currency translation adjustment	$(1)	$(76)
Unrealized loss on short-term investments	(15)	—

Accumulated other comprehensive loss	$(16)	$(76)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Commitments

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2006. Rental expense was approximately $1.5 million, $1.5 million and $4.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in property and equipment, aggregated approximately $1.8 million at December 31, 2003 and 2002. Related accumulated amortization was approximately $1.8 million at December 31, 2003 and 2002, respectively. Amortization expense related to assets under capital leases is included with depreciation expense.

Future minimum lease payments under noncancelable operating leases at December 31, 2003 are as follows (in thousands):

Year ending December 31,	Operating Leases	Amount Included in Accrued Restructuring	Subleases	Remaining Obligation
2004	$3,632	$900	$133	$2,599
2005	2,823	702	—	2,121
2006	2,777	681	—	2,096

Total minimum payments	$9,232	$2,283	$133	$6,816

9.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors has the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2003, there are no shares of preferred stock outstanding.

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

The Company has reserved shares of common stock for future issuance at December 31, 2003 as follows:

1998 and 1999 Stock Option Plans:
Options outstanding	5,941,051
Options available for future grants	4,648,674
1999 Employee Stock Purchase Plan—shares available for future purchase	115,609

10,705,334

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

	Shares Available	Options Outstanding
		Number of Available	Weighted Average Exercise Price
Balance at December 31, 2000	3,365,022	8,881,409	$13.14
Options granted	(2,344,000)	2,344,000	$1.38
Options exercised	—	(533,368)	$0.72
Options canceled	4,143,726	(4,143,726)	$14.16

Balance at December 31, 2001	5,164,748	6,548,315	$9.29
Options granted	(2,427,500)	2,427,500	$1.66
Options exercised	—	(307,868)	$1.01
Options canceled	2,850,814	(2,850,814)	$10.10

Balance at December 31, 2002	5,588,062	5,817,133	$6.14
Options granted	(2,048,000)	2,048,000	$2.42
Options exercised	—	(815,470)	$1.61
Options canceled	1,108,612	(1,108,612)	$6.35

Balance at December 31, 2003	4,648,674	5,941,051	$5.45

In connection with certain stock options granted in 2000, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of $0.5 million, which was being amortized on a graded method over the four-year vesting period of the options. In addition, the Company recorded deferred compensation of approximately $4.6 million in connection with the acquisition of PaylinX. In fiscal 2001, $2.5 million of these amounts was amortized to compensation expense. As of December 31, 2001, all remaining unamortized deferred compensation was written off as the personnel for which the deferred compensation had been recorded were no longer with the Company due to its restructurings.

The following table summarizes information about options outstanding at December 31, 2003:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.05–$ 1.13	482,597	$1.04	6.99	335,308	$1.00
$ 1.25–$ 1.60	1,281,895	$1.59	8.08	552,703	$1.59
$ 1.63–$ 2.01	511,895	$1.88	8.38	209,757	$1.83
$ 2.03–$ 2.25	1,176,386	$2.25	9.15	213,057	$2.25
$ 2.33–$ 6.25	1,345,716	$4.21	7.64	888,772	$4.88
$ 6.38–$29.88	849,312	$11.18	6.27	747,834	$11.26
$30.00–$64.63	293,250	$37.75	6.10	287,252	$37.81

	5,941,051	$5.45		3,234,683	$7.94

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002 and 2001, 2,948,052 and 3,305,169 options were exercisable at a weighted average exercise price of $8.23 and $9.65, respectively.

Employee Stock Purchase Plan

In June 1999, the Company’s board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. During the year ended December 31, 2003, the Company issued 71,767 shares of common stock to employees under the terms of the plan. As of December 31, 2003, 115,609 shares remain available for purchase under the plan.

10.	Common Stock Repurchase Program

On January 22, 2002, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2002 to repurchase shares of the Company’s common stock. During the twelve months ended January 21, 2003, the Company repurchased 518,300 shares at an average price of $1.98 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2003 and ended December 31, 2003, the Company repurchased 483,700 shares at an average price of $2.55 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

11.	Related Party Transactions

The Chief Executive Officer of the Company was the Chairman of the Board of Beyond.com. On January 24, 2002, Beyond.com filed for protection under Chapter 11 of the Bankruptcy Code. For the year ended December 31, 2003, no sales were made to Beyond.com. For the years ended December 31, 2002 and 2001, sales of transaction and support services totaling $28,000 and $0.6 million, respectively, were made to Beyond.com.

For the years ended December 31, 2003, 2002 and 2001, legal fees of approximately $0.3 million, $0.2 million and $0.6 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company is a partner. As of December 31, 2003 and 2002, the Company had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of the Company’s contracts with the above-related parties are consistent with its contracts with other independent parties.

12.	Litigation and Contingencies

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource. On July 2, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the court overseeing the IPO litigations. The Company believes that the allegations seem directed primarily at its underwriters and have been informed that this action is one of numerous similar actions filed against underwriters relating to other initial public offerings. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

The Company is currently party to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, The Company does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flow.

13.	Income Taxes

As of December 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $155.6 million and $67.6 million, respectively. As of December 31, 2003, the Company also had federal and state research credit carryforwards of approximately $0.6 million and $0.6 million, respectively. As a result of California legislation, the utilization of a substantial portion of the Company’s California state net operating loss carryforward is suspended for 2003.

The net operating loss and credit carryforwards will expire at various dates beginning in 2010 through 2023, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The net deferred tax asset has been fully offset by a valuation allowance. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes at December 31 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$56,940	$55,220
Research credit carryforwards	950	960
Other, net	4,760	4,410

Deferred tax assets	$62,650	$60,590
Deferred tax liability	—	—

Net deferred tax assets	$62,650	$60,590
Valuation allowance	(62,650)	(60,590)

Net deferred tax assets	$—	$—

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the weight of available evidence, which includes the Company’s historical operating performance, the reported net losses in 2003 and 2002, and the uncertainties regarding future results of operations of the Company, the Company has provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $2.1 million during 2003 and increased by $4.7 million during 2002.

14.	Employee Savings and Retirement Plan

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2003 and 2002 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Fiscal 2003
Revenues	$6,373	$6,502	$6,949	$7,679	$27,503
Gross profit	3,958	4,138	4,661	5,453	18,210
Net income (loss)	(2,092)	(2,014)	(1,392)	56	(5,442)
Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.04)	$0.00	$(0.17)

Fiscal 2002
Revenues	$6,811	$6,911	$6,924	$7,378	$28,024
Gross profit	3,567	3,761	4,081	4,631	16,040
Net loss	(3,956)	(2,962)	(1,988)	(3,608)	(12,514)
Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.06)	$(0.11)	$(0.38)

The fourth quarter fiscal 2002 net loss includes restructuring and other non-recurring charges of $2.5 million composed primarily of facility charges of $2.0 million and severance and benefits charges of $0.3 million.

The second quarter fiscal 2003 net loss includes a facility restructuring recovery of $0.2 million, offset by severance and benefit restructuring charges of $0.1 million.

The third quarter fiscal 2003 net loss includes severance and benefit restructuring charges of $0.2 million.

The fourth quarter fiscal 2003 net loss includes facility restructuring charges of $0.3 million.

16.	Subsequent Events (unaudited)

On January 21, 2004, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 21, 2004 to repurchase additional shares of the Company’s common stock. During the period beginning January 21, 2004 and ended March 3, 2004, the Company has repurchased 30,000 shares at an average price of $4.02 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A:	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

The following documents are filed as part of this Report:

2.	Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is listed on page 47 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Index to Exhibits

See Index to Exhibits on page 48.

(b) Reports on Form 8-K

The Company filed a Form 8-K on October 15, 2003, disclosing its earnings for the quarter ended September 30, 2003.

The Company filed a Form 8-K on July 16, 2003, disclosing its earnings for the quarter ended June 30, 2003.

The Company filed a Form 8-K on April 16, 2003, disclosing its earnings for the quarter ended March 31, 2003.

The Company filed a Form 8-K on April 10, 2003, updating its earnings projection for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 11th day of March, 2004.

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

Signature	Title	Date

/s/ WILLIAM S. MCKIERNAN William S. McKiernan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2004

/s/ STEVEN D. PELLIZZER Steven D. Pellizzer	Chief Financial Officer and Vice President of Finance (Principal Financial Officer)	March 11, 2004

/s/ JOHN J. MCDONNELL, JR. Ohn J. Mcdonnell, Jr.	Director	March 11, 2004

/s/ STEVEN P. NOVAK Steven P. Novak	Director	March 11, 2004

/s/ RICHARD SCUDELLARI Richard Scudellari	Director	March 11, 2004

/s/ KENNETH THORNTON Kenneth Thornton	Director	March 11, 2004

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2001, 2002 and 2003

(In thousands)

	Balance at Beginning of Year	Amounts Charged to Revenue, Costs, or Expenses	Write- offs and Recoveries	Balance at End of Year
2001
Allowance for Doubtful Accounts	$2,080	$1,480	$2,552	$1,008
2002
Allowance for Doubtful Accounts	$1,008	$—	$335	$673
2003
Allowance for Doubtful Accounts	$673	$50	$165	$558

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)*	Certificate of Incorporation of the Registrant, as amended.
3.2(1)*	Bylaws of the Registrant, as amended.
4.1	Reference is made to Exhibits 3.1 and 3.2.
10.1(1)*+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)*+	1998 Stock Option Plan.
10.3(1)*+	1999 Stock Option Plan, as amended
10.4(2)x	Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.
10.5(3)x	Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.6(4)x	Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.7(5)	Amended and Restated Investors’ Rights Agreement dated October 21 1998.
10.8(6)+	1999 Employee Stock Purchase Plan.
10.9(7)x	CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.10(8)+x	1999 Nonqualified Stock Option Plan, as amended.
10.11(9)x	Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.12(10)	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney. Reference is made to Page 46.
31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 11, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 11, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 11, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 11, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	(1) Previously filed as an exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(2)	Previously filed as exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(3)	Previously filed as exhibit 10.10 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(4)	Previously filed as exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(5)	Previously filed as exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(6)	Previously filed as exhibit 10.14 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(7)	Previously filed as exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-89337).

(8)	Previously filed as exhibit 10.17 to the Registrant’s registration statement on Form S-1 (No. 333-89337).

(9)	Previously filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-89337).

(10)	Previously filed as exhibit 10.19 to the Registrant’s Form 10-K for the year 1999 (No. 000-26477).

x	Confidential treatment granted as to portions of this exhibit.

+	Management contract or compensation plan, contract or arrangement.