Form 10-Q
period 2004-03-31
CYBERSOURCE CORP
filed 2004-05-07
CIK 934280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 29, 2004, there were 33,476,442 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 29 pages with the Index to Exhibits located on page 24.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,912	$15,250
Short-term investments	28,288	29,111
Accounts receivable, net	4,965	4,828
Prepaid expenses and other current assets	2,365	3,052

Total current assets	52,530	52,241

Property and equipment, net	2,194	2,195
Other noncurrent assets	371	371

Total assets	$55,095	$54,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$249	$500
Employee benefits and related expenses	1,421	1,522
Accrued restructuring related charges	2,270	2,415
Other accrued liabilities	4,305	4,342
Deferred revenue	1,806	1,833

Total current liabilities	10,051	10,612

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	362,437	362,257
Accumulated other comprehensive loss	23	(16)
Accumulated deficit	(317,449)	(318,079)

Total stockholders’ equity	45,044	44,195

Total liabilities and stockholders’ equity	$55,095	$54,807

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2003.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Transaction and support	$6,473	$5,144
Enterprise software	875	941
Professional services	1,128	288

Total revenues	8,476	6,373

Cost of revenues:
Transaction and support	1,875	2,096
Enterprise software	97	132
Professional services	479	187

Cost of revenues	2,451	2,415

Gross profit	6,025	3,958

Operating expenses:
Product development	1,690	1,871
Sales and marketing	2,488	2,941
General and administrative	1,363	1,391

Total operating expenses	5,541	6,203

Income(loss) from operations	484	(2,245)
Loss on investment in joint venture	—	(43)
Interest income, net	165	196

Income(loss) before income taxes	649	(2,092)

Income tax provision	19	—

Net income(loss)	$630	$(2,092)

Basic net income(loss) per share	$0.02	$(0.06)

Diluted net income(loss) per share	$0.02	$(0.06)

Weighted average number of shares used in computing basic net income(loss) per share	33,231	32,769

Weighted average number of shares used in computing diluted net income(loss) per share	35,554	32,769

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$630	$(2,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	398	1,175
Loss on investment in joint venture	—	43
Changes in operating assets and liabilities:
Accounts receivable	(137)	698
Prepaid expenses and other current assets	42	(314)
Other noncurrent assets	—	43
Accounts payable	(251)	(145)
Other accrued liabilities	(283)	(858)
Deferred revenue	(27)	(228)

Net cash provided by (used in) operating activities	372	(1,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(397)	(3)
Proceeds from payment of promissory note under loan agreement	645	—
Investment in joint venture	—	(43)
Purchases of short-term investments	(29,014)	(14,260)
Maturities of short-term investments	29,850	14,328

Net cash provided by investing activities	1,084	22

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	—	(18)
Proceeds from exercise of stock options	221	69
Proceeds from employee stock purchase plan	80	57
Repurchase of common stock	(121)	(210)

Net cash provided by (used in) financing activities	180	(102)
Effect of exchange rate changes on cash	26	(8)

Increase (decrease) in cash and cash equivalents	1,662	(1,766)
Cash and cash equivalents at beginning of period	15,250	23,305

Cash and cash equivalents at end of period	$16,912	$21,539

	Three Months Ended March 31,
	2004	2003
Non-cash activities:
Unrealized gain on short-term investments	13	—

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 11, 2004, SEC File No. 000-26477.

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

Had compensation cost been determined using the fair value method, the Company’s actual net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$630	$(2,092)
Stock-based employee compensation expense included in reported net income (loss)	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(1,065)	(1,786)

Pro forma net loss	$(435)	$(3,878)

Basic net income (loss) per share, as reported	$0.02	$(0.06)

Basic net loss per share, proforma	$(0.01)	$(0.12)

Diluted net income (loss) per share, as reported	$0.02	$(0.06)

Diluted net loss per share, proforma	$(0.01)	$(0.12)

For stock options and employee stock purchase plan shares granted during the three months ended March 31, 2004 and 2003, the Company determined the fair value at the date of grant or purchase using the Black-Scholes valuation model and the following weighted average assumptions:

	Three Months Ended March 31,
	2004	2003
Stock options:
Risk-free interest rate	2.99%	2.91%
Dividend yield	—	—
Volatility	0.59	0.64
Expected life (years)	4	4
Employee stock purchase plan shares:
Risk-free interest rate	1.00%	1.19%
Dividend yield	—	—
Volatility	0.59	0.64
Expected life (months)	6	6

The weighted average fair value of options granted was $2.35 and $1.16 per share for options granted during the three months ended March 31, 2004 and 2003, respectively. The weighted average fair value for shares granted under the employee stock purchase plan was $1.03 and $0.59 per share during the three months ended March 31, 2004 and 2003, respectively.

The pro forma impact of options on the net income (loss) and basic and diluted net income (loss) per share for the three months ended March 31, 2004 and 2003 is not representative of the effects on net income (loss) for future periods, as future periods will include the effects of options vesting as well as the impact of multiple periods of stock option grants.

Net Loss Per Share

If the Company had reported net income for the three months ended March 31, 2003, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,238,944 shares of common stock at March 31, 2003. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

2.     SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three month period ended March 31, 2004 and 2003. There were no inter-segment sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues:
Transaction and support	$6,473	$5,144
Enterprise software	875	941
Professional services	1,128	288

Total revenues	$8,476	$6,373

Cost of revenues:
Transaction and support	$1,875	$2,096
Enterprise software	97	132
Professional services	479	187

Total cost of revenues	$2,451	$2,415

Additionally, no customer accounted for more than 10.0% of the Company’s revenues during the three months ended March 31, 2004 and 2003.

3.     RESTRUCTURING CHARGES

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business. Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including the closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million during the fourth quarter of fiscal 2002 relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered then current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During 2003, the Company again reassessed its revised estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, the Company recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. The following table summarizes the costs and activities during the first three months of fiscal 2004, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2003	Cash Payments	Non-cash Charges/ Recoveries	Balance at March 31, 2004
Facilities	$2,415	$238	$—	$2,177

As of March 31, 2004, the remaining accrued restructuring related charges included redundant facilities costs, which will be paid over the respective remaining lease terms of up to three years.

4.     COMPREHENSIVE LOSS

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$630	$(2,092)
Change in cumulative translation adjustment	26	(8)
Unrealized gain on short-term investments	13	—

Comprehensive income (loss)	$669	$(2,100)

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

6.     COMMON STOCK REPURCHASE PROGRAM

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2003 and ended January 21, 2004, the Company repurchased 483,700 shares at an average price of $2.55 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 21, 2004, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 21, 2004 to repurchase additional shares of the Company’s common stock. During the period beginning January 21, 2004 and ended March 31, 2004, the Company repurchased 30,000 shares at an average price of $4.02 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to: (a) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (b) our expectation that, to the extent we do not generate positive cash flow from operations, we would be prepared to use the net proceeds of our 1999 equity financings to fund sales and marketing activities, to fund product development, to fund continued operations, and to fund the repurchase of shares of our stock in the open market; (c) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (d) statements regarding our expectation that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue as we continue to develop our sales and marketing infrastructure to support our revenue growth; (e) statements regarding our expectation that general and administrative expenses in the three months ended June 30, 2004, will be consistent with the three months ended March 31, 2004, and that, as a percentage of revenue, general and administrative expenses will decrease as future revenue increases; (f) statements regarding our belief that the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized, at which point, we would reverse all or a portion of our valuation allowance, thus resulting in an income tax benefit; (g) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (h) our determination that FIN 46 will not have a significant impact on our consolidated balance sheet and results of operations; (i) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (j) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (k) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (l) statements regarding the rapid growth in the use of and interest in the Internet; (m) statements regarding the increase in the significance of the Internet as a commercial marketplace; (n) the statement regarding our belief that our systems and processes would enable us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency; (o) statements regarding our belief that the potential adverse effects of such lawsuit would be borne by insurers; (p) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows; and (q) our belief that a material obligation is improbable under provisions whereby we indemnify each of our customers against certain liabilities and damages.

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

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2004 (SEC File No. 000-26477).

OVERVIEW

We derive substantially all of our revenues from Internet commerce transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. For enterprise software license arrangements where maintenance is the only undelivered element, we defer the vendor-specific evidence of fair value (“VSOE”) for the maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. We have incurred significant losses since our inception, and through March 31, 2004 had incurred cumulative losses of approximately $322.0 million.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), SEC Staff Accounting Bulletin No. 104 and Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). SAB 101 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Restructuring and Other Non-Recurring Charges

In previous fiscal years, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated facility exit costs for certain under-utilized facilities and have made assumptions regarding a potential sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. The actual costs may differ from these estimates.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of March 31, 2004, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	28.9	37.9

Gross profit	71.1	62.1

Operating expenses:
Product development	19.9	29.4
Sales and marketing	29.4	46.1
General and administrative	16.1	21.8

Total operating expenses	65.4	97.3

Income(loss) from operations	5.7	(35.2)
Interest and other income, net	1.9	2.4

Income(loss) before income taxes	7.7	(32.8)
Income tax provision	0.2	—

Net income(loss)	7.4%	(32.8)%

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues. Revenues were $8.5 million for the three months ended March 31, 2004, as compared to $6.4 million for the three months ended March 31, 2003, an increase of approximately $2.1 million or 33.0%. Transaction and support revenues were $6.5 million for the three months ended March 31, 2004, as compared to $5.1 million for the three months ended March 31, 2003, an increase of approximately $1.3 million or 25.8%. We processed approximately 99.7 million transactions during the three months ended March 31, 2004 as compared to approximately 66.1 million processed during the three months ended March 31, 2003. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased less relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $0.9 million during the three months ended March 31, 2004, consistent with the $0.9 million for the three months ended March 31, 2003. Professional services revenues increased to $1.1 million for the three months ended March 31, 2004, an increase of approximately 291.7%, as compared to $0.3 million for the three months ended March 31, 2003, due to an increase in the number of professional services projects that occurred during the three months ended March 31, 2004. No customer accounted for more than 10.0% of our revenues during the three months ended March 31, 2004 and 2003.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $1.9 million or 29.0% of transaction and support revenues for the three months ended March 31, 2004 as compared to $2.1 million or 40.7% of transaction and support revenues for the three months ended March 31, 2003. The decrease in absolute dollars and as a percentage of transaction and support revenues is primarily due to lower depreciation expense which decreased by approximately $0.3 million for the three months ended March 31, 2004. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 11.1 % of enterprise software revenues for the three months ended March 31, 2004, consistent with the $0.1 million or 14.0% of enterprise software revenues for the three months ended March 31, 2003. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.5 million or 42.5% of professional services revenues for the three months ended March 31, 2004 as compared to $0.2 million or 64.9% of professional services revenues for the three months ended March 31, 2003. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in personnel necessary to support our professional services projects.

The decrease in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in higher-margin professional services projects during the three months ended March 31, 2004. During the three months ended March 31, 2004, we reversed $48,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $1.7 million for the three months ended March 31, 2004, as compared to $1.9 million for the three months ended March 31, 2003, a decrease of approximately $0.2 million or 9.7%. The decrease is primarily due to a decrease in overhead costs which decreased by approximately $0.1 million. As a percentage of revenue, product development expenses decreased to 19.9% in the three months ended March 31, 2004, as compared to 29.4% for the three months ended March 31, 2003. The decrease is primarily due to the decrease in product development expenses combined with the increase in revenue from existing and new customers during the three months ended March 31, 2004. We expect that product development expenses will increase in absolute dollars as we continue to develop newly offered services and other related internal systems. As a percentage of revenue, we expect product development expenses in the three months ended June 30, 2004, to be consistent with the three months ended March 31, 2004. During the three months ended March 31, 2004, we reversed $23,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.5 million for the three months ended March 31, 2004, as compared to $2.9 million for the three months ended March 31, 2003, a decrease of approximately $0.5 million or 15.4%. The decrease in sales and marketing expense during the quarter was in part due to an increase in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 29.4% in the three months ended March 31, 2004, as compared to 46.1% for the three months ended March 31, 2003. The decrease is primarily due to the decrease in sales and marketing expenses combined with the increase in revenue from existing and new customers during the three months ended March 31, 2004. We expect that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue as we continue to develop our sales and marketing infrastructure to support our revenue growth. During the three months ended March 31, 2004, we reversed $62,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.4 million for the three months ended March 31, 2004, consistent with the $1.4 million for the three months ended March 31, 2003. As a percentage of revenue, general and administrative expenses decreased to 16.1% in the three months ended March 31, 2004, as compared to 21.8% for the three months ended March 31, 2003. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended March 31, 2004. We expect that general and administrative expenses in the three months ended June 30, 2004, will be consistent with the three months ended March 31, 2004. As a percentage of revenue, we expect general and administrative expenses to decrease as future revenue increases. During the three months ended March 31, 2004, we reversed $51,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. As of June 30, 2002, we had recognized losses to the extent of our historical investment. In 2003, we made additional contributions to the joint venture totaling approximately $0.2 million, all of which were recorded as losses in the period the contribution occurred. For the first three months of fiscal 2004, we made no additional contributions.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.2 million for the three months ended March 31, 2004, consistent with the $0.2 million for the three months ended March 31, 2003.

Income Tax Provision. We recorded a provision for income tax expense of $19,000 for the three months ended March 31, 2004. This provision consists of amounts accrued for our estimated 2004 domestic federal and state income tax liability as well as an estimate of the foreign income tax expense to which our foreign subsidiaries are subject. This provision is based upon our estimated 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of 2004 net income before income tax changes, our provision for income taxes will change as well. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for prior years primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered included prior losses and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments increased by $0.8 million from $44.4 million at December 31, 2003 to $45.2 million at March 31, 2004. The increase is primarily due to our net income of $0.6 million and cash received as a result of the Miva loan payment of $0.6 million, offset by decreases in accounts payable and other accrued liabilities during the three months ended March 31, 2004.

Net cash provided by our operating activities was $0.4 million for the three months ended March 31, 2004, as compared to cash used in our operating activities of $1.7 million for the three months ended March 31, 2003. The increase is primarily due to the increase in our operating income, offset by decreases in depreciation, accounts payable and other accrued liabilities.

Net cash provided by investing activities was $1.1 million during the three months ended March 31, 2004, as compared to $22,000 for the three months ended March 31, 2003. Net cash provided by investing activities during the three months ended March 31, 2004 was composed primarily of $29.9 million of cash received from maturities of short-term investments, offset by $29.0 million used for purchases of short-term investments. The increase compared to the three months ended March 31, 2003 is primarily due to an increase in short-term investment maturities of $15.5 million and cash received from the Miva loan payoff of $0.6 million, offset to a certain extent by an increase in purchases of short-term investments of $14.8 million and purchases of office equipment of $0.4 million during the three months ended March 31, 2004.

Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2004, as compared to cash used in our investing activities of $0.1 million for the three months ended March 31, 2003. The increase is primarily due to the increase in cash received from the issuance of our common stock under employee stock option plans and a decrease in cash used to repurchase our common stock.

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

The following is a table summarizing our significant commitments as of March 31, 2004, consisting of future minimum lease payments under all non-cancelable and operating leases:

Contractual obligations	Total	Less than 1 year	1 – 3 years
Operating leases	$8,297	$3,428	$4,869

Total commitments	$8,297	$3,428	$4,869

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

We Have a Limited Operating History and Are Subject to the Risks Encountered by Early-Stage Companies

We have a limited operating history, and our business and prospects must be considered in light of the risks and uncertainties to which early-stage companies are particularly exposed. These risks include:

•	risks that the intense competition and rapid technological change in our industry could adversely affect market acceptance of our products and services;

•	risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels;

•	risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; and

•	risks that we may not be able to adequately integrate acquired businesses.

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

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001, $12.5 million in 2002 and $5.4 million in 2003. As of March 31, 2004, we had incurred cumulative losses of $322.0 million.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as Clear Commerce, E-One Global (an affiliate of First Data Corporation), Fair, Isaac, Lightbridge, Paymetrics, Retail Decisions, TrinTech and VeriSign. In addition, Visa and MasterCard have announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as First Data Corporation may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-Commerce and may offer, or provide a means for others to offer, e-Commerce transaction services.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California, and Mesa, Arizona, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions of lesser duration. In addition, any interruption in our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

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

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and negative cash flow from operations since inception and believe it is possible that this may continue in 2004. To the extent we do not generate positive cash flow from operations, we expect to use the net proceeds of our 1999 equity financings to fund sales and marketing activities, to fund product development, to fund continued operations, repurchase shares of our stock in the open market and potentially to make future acquisitions. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products and services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 6.9%, 7.7% and 8.2% of our revenues in 2002, 2003 and during the three months ended March 31, 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws in Europe;

•	the burden of complying with a variety of foreign laws; and

•	war, political or economic instability or constraints on international trade.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of March 31, 2004, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $4.6 million of net proceeds as of December 31, 2003 from the second public offering in November 1999, we used $0.3 million to purchase office equipment and $0.1 million to repurchase shares of our common stock during the three months ended March 31, 2004. The remaining $4.2 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of March 31, 2004. On January 21, 2004, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the three months ended March 31, 2004, the Company repurchased 30,000 shares at an average price of $4.02 per share for a total cost of $0.1 million, net of repurchase costs. From April 1, 2004 to April 30, 2004, the Company did not repurchase any shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
January 1, 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 29, 2004	30,000	$4.02	30,000	$9,879
March 1, 2004 to March 31, 2004	—	—	—	—

Total	30,000	$4.02	30,000	$9,879

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.     OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the first quarter of fiscal year 2004 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the first quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description

3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated May 7, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 7, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated May 7, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b)	Reports on Form 8-K.

We filed a Form 8-K on January 22, 2004 disclosing our earnings for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: May 7, 2004	By	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)