Form 10-Q
period 2004-06-30
CYBERSOURCE CORP
filed 2004-08-06
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

As of July 26, 2004, there were 33,967,482 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 31 pages with the Index to Exhibits located on page 26.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,044	$15,250
Short-term investments	31,378	29,111
Accounts receivable, net	5,201	4,828
Prepaid expenses and other current assets	2,307	3,052

Total current assets	54,930	52,241

Property and equipment, net	2,175	2,195
Other noncurrent assets	371	371

Total assets	$57,476	$54,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378	$500
Employee benefits and related expenses	1,563	1,522
Accrued restructuring related charges	1,953	2,415
Other accrued liabilities	4,476	4,342
Deferred revenue	1,832	1,833

Total current liabilities	10,202	10,612

Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	364,185	362,257
Accumulated other comprehensive loss	(54)	(16)
Accumulated deficit	(316,891)	(318,079)

Total stockholders’ equity	47,274	44,195

Total liabilities and stockholders’ equity	$57,476	$54,807

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2003.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Transaction and support	$6,582	$5,135	$13,055	$10,279
Enterprise software	1,006	978	1,881	1,919
Professional services	1,035	389	2,163	677

Total revenues	8,623	6,502	17,099	12,875

Cost of revenues:
Transaction and support	2,021	2,055	3,896	4,151
Enterprise software	103	129	200	261
Professional services	478	180	957	367

Cost of revenues	2,602	2,364	5,053	4,779

Gross profit	6,021	4,138	12,046	8,096

Operating expenses:
Product development	1,640	1,992	3,330	3,863
Sales and marketing	2,556	3,092	5,044	6,033
General and administrative	1,383	1,297	2,746	2,688
Restructuring charge	—	(95)	—	(95)

Total operating expenses	5,579	6,286	11,120	12,489

Income(loss) from operations	442	(2,148)	926	(4,393)
Loss on investment in joint venture	—	(43)	—	(86)
Interest income, net	133	177	298	373

Income(loss) before income taxes	575	(2,014)	1,224	(4,106)

Income tax provision	17	—	36	—

Net income(loss)	$558	$(2,014)	$1,188	$(4,106)

Basic net income(loss) per share	$0.02	$(0.06)	$0.04	$(0.13)

Diluted net income(loss) per share	$0.02	$(0.06)	$0.03	$(0.13)

Weighted average number of shares used in computing basic net income(loss) per share	33,630	32,717	33,430	32,743

Weighted average number of shares used in computing diluted net income(loss) per share	37,030	32,717	36,238	32,743

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$1,188	$(4,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	698	2,228
Loss on investment in joint venture	—	86
Changes in operating assets and liabilities:
Accounts receivable	(373)	434
Prepaid expenses and other current assets	100	41
Other noncurrent assets	—	31
Accounts payable	(122)	(119)
Other accrued liabilities	(287)	(1,416)
Deferred revenue	(1)	(334)

Net cash provided by (used in) operating activities	1,203	(3,155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(678)	(80)
Proceeds from payment of promissory note under loan agreement	645	—
Investment in joint venture	—	(86)
Purchases of short-term investments	(48,416)	(32,659)
Maturities of short-term investments	46,106	32,498

Net cash used in investing activities	(2,343)	(327)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	—	(18)
Proceeds from exercise of stock options	1,970	448
Proceeds from employee stock purchase plan	80	56
Repurchase of common stock	(121)	(779)

Net cash provided by (used in) financing activities	1,929	(293)
Effect of exchange rate changes on cash	5	20

Increase (decrease) in cash and cash equivalents	794	(3,755)
Cash and cash equivalents at beginning of period	15,250	23,305

Cash and cash equivalents at end of period	$16,044	$19,550

Non-cash activities:
Unrealized loss on short-term investments	(43)	—

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 11, 2004, SEC File No. 000-26477.

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

Had compensation cost been determined using the fair value method, the Company’s actual net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$558	$(2,014)	$1,188	$(4,106)
Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(756)	(1,760)	(1,861)	(3,420)

Pro forma net loss	$(198)	$(3,774)	$(673)	$(7,526)

Basic net income (loss) per share, as reported	$0.02	$(0.06)	$0.04	$(0.13)

Basic net loss per share, proforma	$(0.01)	$(0.12)	$(0.02)	$(0.23)

Diluted net income (loss) per share, as reported	$0.02	$(0.06)	$0.03	$(0.13)

Diluted net loss per share, proforma	$(0.01)	$(0.12)	$(0.02)	$(0.23)

For stock options and employee stock purchase plan shares granted during the three and six months ended June 30, 2004 and 2003, the Company determined the fair value at the date of grant or purchase using the Black-Scholes valuation model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options:
Risk-free interest rate	3.72%	2.57%	3.36%	2.74%
Dividend yield	—	—	—	—
Volatility	0.70	0.52	0.70	0.53
Expected life (years)	4	4	4	4

Employee stock purchase plan shares:
Risk-free interest rate	1.36%	1.07%	1.18%	1.13%
Dividend yield	—	—	—	—
Volatility	0.70	0.52	0.70	0.53
Expected life (months)	6	6	6	6

The weighted average fair value of options granted was $4.20 and $1.17 per share for options granted during the three months ended June 30, 2004 and 2003, respectively. The weighted average fair value for shares granted under the employee stock purchase plan was $1.51 and $0.71 per share during the three months ended June 30, 2004 and 2003, respectively.

The weighted average fair value of options granted was $2.72 and $1.03 per share for options granted during the six months ended June 30, 2004 and 2003, respectively. The weighted average fair value for shares granted under the employee stock purchase plan was $1.23 and $0.63 per share during the six months ended June 30, 2004 and 2003, respectively.

The pro forma impact of options on the net income (loss) and basic and diluted net income (loss) per share for the three and six months ended June 30, 2004 and 2003 is not representative of the effects on net income (loss) for future periods, as future periods will include the effects of options vesting as well as the impact of multiple periods of stock option grants.

Net Loss Per Share

If the Company had reported net income for the three and six months ended June 30, 2003, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,224,134 shares of common stock at June 30, 2003. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

2. SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three month period ended June 30, 2004 and 2003. There were no inter-segment sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Transaction and support	$6,582	$5,135	$13,055	$10,279
Enterprise software	1,006	978	1,881	1,919
Professional services	1,035	389	2,163	677

Total revenues	$8,623	$6,502	$17,099	$12,875

Cost of revenues:
Transaction and support	$2,021	$2,055	$3,896	$4,151
Enterprise software	103	129	200	261
Professional services	478	180	957	367

Total cost of revenues	$2,602	$2,364	$5,053	$4,779

Additionally, no customer accounted for more than 10.0% of the Company’s revenues during the three and six months ended June 30, 2004 and 2003.

3. RESTRUCTURING CHARGES

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business. Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including the closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million during the fourth quarter of fiscal 2002 relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered then current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During 2003, the Company again reassessed its revised estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, the Company recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. The following table summarizes the costs and activities during the first six months of fiscal 2004, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2003	Cash Payments	Non-cash Charges/ Recoveries	Balance at June 30, 2004
Facilities	$2,415	$462	$—	$1,953

As of June 30, 2004, the remaining accrued restructuring related charges included redundant facilities costs, which will be paid over the respective remaining lease terms of up to three years.

4. COMPREHENSIVE LOSS

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$558	$(2,014)	$1,188	$(4,106)
Change in cumulative translation adjustment	(21)	28	5	20
Unrealized gain on short-term investments	(56)	—	(43)	—

Comprehensive income (loss)	$481	$(1,986)	$1,150	$(4,086)

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

On January 21, 2004, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 21, 2004 to repurchase additional shares of the Company’s common stock. During the period beginning January 21, 2004 and ended June 30, 2004, the Company repurchased 30,000 shares at an average price of $4.02 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. In addition, our senior management might make forward looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (a) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (b) our expectation that, to the extent we do not generate positive cash flow from operations, we would be prepared to use the net proceeds of our 1999 equity financings to fund sales and marketing activities, to fund product development, to fund continued operations, and to fund the repurchase of shares of our stock in the open market; (c) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (d) our expectation that product development expenses will increase in absolute dollars as we continue to develop newly offered services and other related internal systems; (e) statements regarding our expectation that sales and marketing and general and administrative expenses in the three months ended September 30, 2004, will be consistent with the three months ended June 30, 2004; (f) statements regarding our belief that the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized, at which point, we would reverse all or a portion of our valuation allowance, thus resulting in an income tax benefit; (g) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (h) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (i) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (j) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (k) statements regarding the rapid growth in the use of and interest in the Internet; (l) statements regarding the increase in the significance of the Internet as a commercial marketplace; (m) the statement regarding our belief that our systems and processes would enable us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency; (n) statements regarding our belief that the potential adverse effects of such lawsuit would be borne by insurers; (o) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows; and (p) our belief that a material obligation is improbable under provisions whereby we indemnify each of our customers against certain liabilities and damages; and (q) our statement that we may reverse accrued liabilities in the future.

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

OVERVIEW

We derive substantially all of our revenues from Internet commerce transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. For enterprise software license arrangements where maintenance is the only undelivered element, we defer the vendor-specific evidence of fair value (“VSOE”) for the maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. We have incurred significant losses since our inception, and through June 30, 2004 had incurred cumulative losses of approximately $321.4 million.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of June 30, 2004, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	30.2	36.4	29.6	37.1

Gross profit	69.8	63.6	70.4	62.9

Operating expenses:
Product development	19.0	30.6	19.5	30.0
Sales and marketing	29.6	47.6	29.5	46.9
General and administrative	16.0	19.9	16.0	20.9
Restructuring charge	—	(1.5)	—	(0.8)

Total operating expenses	64.6	96.6	65.0	97.0

Income(loss) from operations	5.2	(33.0)	5.4	(34.1)
Loss on investment in joint venture	—	(0.7)	—	(0.7)
Interest and other income, net	1.5	2.7	1.7	2.9

Income(loss) before income taxes	6.7	(31.0)	7.1	(31.9)
Income tax provision	0.2	—	0.2	—

Net income(loss)	6.5%	(31.0)%	6.9%	(31.9)%

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. Revenues were $8.6 million for the three months ended June 30, 2004, as compared to $6.5 million for the three months ended June 30, 2003, an increase of approximately $2.1 million or 32.6%. Transaction and support revenues were $6.6 million for the three months ended June 30, 2004, as compared to $5.1 million for the three months ended June 30, 2003, an increase of approximately $1.4 million or 28.2%. We processed approximately 100.0 million transactions during the three months ended June 30, 2004 as compared to approximately 67.2 million processed during the three months ended June 30, 2003. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased less relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $1.0 million during the three months ended June 30, 2004, consistent with the $1.0 million for the three months ended June 30, 2003. Professional services revenues increased to $1.0 million for the three months ended June 30, 2004, an increase of approximately 166.1%, as compared to $0.4 million for the three months ended June 30, 2003, due to an increase in the number of professional services projects from both new and existing customers that occurred during the three months ended June 30, 2004. No customer accounted for more than 10.0% of our revenues during the three months ended June 30, 2004 and 2003.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure, and other third party costs, including costs related to the hosting of our servers at hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $2.0 million or 30.7% of transaction and support revenues for the three months ended June 30, 2004 as compared to $2.1 million or 40.0% of transaction and support revenues for the three months ended June 30, 2003. The decrease in absolute dollars is primarily due to lower depreciation expense which decreased by approximately $0.2 million for the three months ended June 30, 2004. The decrease as a percentage of transaction and support revenues is primarily due to the increase in transaction and support revenues for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 10.2 % of enterprise software revenues for the three months ended June 30, 2004, consistent with the $0.1 million or 13.2% of enterprise software revenues for the three months ended June 30, 2003. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.5 million or 46.2% of professional services revenues for the three months ended June 30, 2004 as compared to $0.2 million or 46.3% of professional services revenues for the three months ended June 30, 2003. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in utilization of personnel necessary to support our professional services projects. During the three months ended June 30, 2004, we reversed $48,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $1.6 million for the three months ended June 30, 2004, as compared to $2.0 million for the three months ended June 30, 2003, a decrease of approximately $0.4 million or 17.7%. The decrease is primarily due to decreases in overhead and personnel costs, which decreased by approximately $0.2 million and $0.1 million, respectively. The decrease in personnel costs is due to an increase in product development personnel utilization on professional services projects as compared to the same period last year. To the extent product development personnel are utilized on professional services projects, the related compensation expense is classified as cost of sales accordingly. As a percentage of revenue, product development expenses decreased to 19.0% in the three months ended June 30, 2004, as compared to 30.6% for the three months ended June 30, 2003. The decrease is primarily due to the decrease in product development expenses combined with the increase in revenue from existing and new customers during the three months ended June 30, 2004. We expect that product development expenses will increase in absolute dollars as we continue to develop newly offered services and other related internal systems. During the three months ended June 30, 2004, we reversed $23,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.6 million for the three months ended June 30, 2004, as compared to $3.1 million for the three months ended June 30, 2003, a decrease of approximately $0.5 million or 17.3%. The decrease in sales and marketing expense during the quarter was in part due to an increase in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 29.6% in the three months ended June 30, 2004, as compared to 47.6% for the three months ended June 30, 2003. The decrease is primarily due to the decrease in sales and marketing expenses combined with the increase in revenue from existing and new customers during the three months ended June 30, 2004. We expect that sales and marketing expenses in the three months ended September 30, 2004, will be consistent with the three months ended June 30, 2004. During the three months ended June 30, 2004, we reversed $62,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.4 million for the three months ended June 30, 2004, consistent with the $1.3 million for the three months ended June 30, 2003. As a percentage of revenue, general and administrative expenses decreased to 16.0% in the three months ended June 30, 2004, as compared to 19.9% for the three months ended June 30, 2003. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended June 30, 2004. We expect that general and administrative expenses in the three months ended September 30, 2004, will be consistent with the three months ended June 30, 2004. During the three months ended June 30, 2004, we reversed $51,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years. We will continue to assess the necessity of accrued liabilities and, as a result, may reverse amounts in future quarters.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. As of June 30, 2002, we had recognized losses to the extent of our historical investment. In 2003, we made additional contributions to the joint venture totaling approximately $0.2 million, all of which were recorded as losses in the period the contribution occurred. For the three months ended June 30, 2004, we made no additional contributions.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.1 million for the three months ended June 30, 2004, as compared to $0.2 million for the three months ended June 30, 2003.

Income Tax Provision. We recorded a provision for income tax expense of $17,000 for the three months ended June 30, 2004. This provision consists of amounts accrued for our estimated 2004 domestic federal and state income tax liability as well as an estimate of the foreign income tax expense to which our foreign subsidiaries are subject. This provision is based upon our estimated 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of 2004 net income before income tax changes, our provision for income taxes will change as well. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for prior years primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered included prior losses and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. Revenues were $17.1 million for the six months ended June 30, 2004, as compared to $12.9 million for the six months ended June 30, 2003, an increase of approximately $4.2 million or 32.8%. Transaction and support revenues were $13.1 million for the six months ended June 30, 2004, as compared to $10.3 million for the six months ended June 30, 2003, an increase of approximately $2.8 million or 27.0%. We processed approximately 199.7 million transactions during the six months ended June 30, 2004 as compared to approximately 133.3 million processed during the six months ended June 30, 2003. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased less relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $1.9 million during the six months ended June 30, 2004, consistent with the $1.9 million for the six months ended June 30, 2003. Professional services revenues increased to $2.2 million for the six months ended June 30, 2004, an increase of approximately 219.5%, as compared to $0.7 million for the six months ended June 30, 2003, due to an increase in the number of professional services projects that occurred during the six months ended June 30, 2004. No customer accounted for more than 10.0% of our revenues during the six months ended June 30, 2004 and 2003.

Cost of Revenues. Transaction and support cost of revenues was $3.9 million or 29.8% of transaction and support revenues for the six months ended June 30, 2004 as compared to $4.2 million or 40.4% of transaction and support revenues for the six months ended June 30, 2003. The decrease in absolute dollars is primarily due to lower depreciation expense which decreased by approximately $0.5 million for the six months ended June 30, 2004. The decrease as a percentage of transaction and support revenues is primarily due to the increase in revenue from existing and new customers during the six months ended June 30, 2004. Enterprise software cost of revenues was $0.2 million or 10.6 % of enterprise software revenues for the six months ended June 30, 2004, as compared to $0.3 million or 13.6% of enterprise software revenues for the six months ended June 30, 2003. Professional services cost of revenues was $1.0 million or 44.2% of professional services revenues for the six months ended June 30, 2004 as compared to $0.4 million or 54.2% of professional services revenues for the six months ended June 30, 2003. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in utilization of personnel necessary to support our professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in higher-margin professional services projects during the six months ended June 30, 2004. During the six months ended June 30, 2004, we reversed $96,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses were $3.3 million for the six months ended June 30, 2004, as compared to $3.9 million for the six months ended June 30, 2003, a decrease of approximately $0.5 million or 13.8%. The decrease is primarily due to a decrease in overhead costs which decreased by approximately $0.3 million and, to a lesser extent, the reclassification of personnel costs to cost of sales related to product development personnel utilized on professional services projects. As a percentage of revenue, product development expenses decreased to 19.5% in the six months ended June 30, 2004, as compared to 30.0% for the six months ended June 30, 2003. The decrease is primarily due to the decrease in product development expenses combined with the increase in revenue from existing and new customers during the six months ended June 30, 2004. During the six months ended June 30, 2004, we reversed $46,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses were $5.0 million for the six months ended June 30, 2004, as compared to $6.0 million for the six months ended June 30, 2003, a decrease of approximately $1.0 million or 16.4%. The decrease is primarily due to an increase in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 29.5% in the six months ended June 30, 2004, as compared to 46.9% for the six months ended June 30, 2003. The decrease is primarily due to the decrease in sales and marketing expenses combined with the increase in revenue from existing and new customers during the six months ended June 30, 2004. During the six months ended June 30, 2004, we reversed $124,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses were $2.7 million for the six months ended June 30, 2004, consistent with the $2.7 million for the six months ended June 30, 2003. As a percentage of revenue, general and administrative expenses decreased to 16.0% in the six months ended June 30, 2004, as compared to 20.9% for the six months ended June 30, 2003. The decrease is primarily due to the increase in revenue from existing and new customers during the six months ended

June 30, 2004. During the six months ended June 30, 2004, we reversed $102,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years.

Interest Income, Net. Interest income was $0.3 million for the six months ended June 30, 2004, as compared to $0.4 million for the six months ended June 30, 2003.

Income Tax Provision. We recorded a provision for income tax expense of $36,000 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments increased by $3.1 million from $44.4 million at December 31, 2003 to $47.4 million at June 30, 2004. The increase is primarily due to cash received as a result of stock option exercises of our common stock of $2.0 million, our net income of $1.2 million and cash received as a result of the Miva loan payment of $0.6 million, offset by capital equipment purchases of $0.7 million during the six months ended June 30, 2004.

Net cash provided by our operating activities was $1.2 million for the six months ended June 30, 2004, as compared to cash used in our operating activities of $3.2 million for the six months ended June 30, 2003. The increase is primarily due to the increase in our operating income, offset by decreases in depreciation, other accrued liabilities and an increase in accounts receivable.

Net cash used in investing activities was $2.3 million during the six months ended June 30, 2004, as compared to $0.3 million for the six months ended June 30, 2003. Net cash used in investing activities during the six months ended June 30, 2004 was composed primarily of $48.4 million of cash used for purchases of short-term investments, offset by $46.1 million received from maturities of short-term investments. The increase compared to the six months ended June 30, 2003 is primarily due to increases in short-term investment purchases of $15.8 million and property and equipment purchases of $0.6 million, offset to a certain extent by an increase in short-term investment maturities of $13.6 million and cash received from the Miva loan payoff of $0.6 million during the six months ended June 30, 2004.

Net cash provided by financing activities was $1.9 million during the six months ended June 30, 2004, as compared to cash used in our investing activities of $0.3 million for the six months ended June 30, 2003. The increase is primarily due to the increase in cash received as a result of stock option exercises of our common stock and a decrease in cash used to repurchase our common stock.

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

The following is a table summarizing our significant commitments as of June 30, 2004, consisting of future minimum lease payments under all non-cancelable and operating leases:

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$7,361	$3,202	$4,159	$—	$—

Total commitments	$7,361	$3,202	$4,159	$—	$—

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

We Have a History of Losses, May Incur Future Losses and Cannot Assure You that We Will Achieve Ongoing Profitability

We cannot be certain that we will realize sufficient revenues, and sufficiently limit expenses, to achieve ongoing profitability.

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001, $12.5 million in 2002 and $5.4 million in 2003. As of June 30, 2004, we had incurred cumulative losses of $321.4 million.

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

We Could Incur Chargeback or Merchant Fraud Losses

CyberSource has potential liability for certain transactions processed primarily through our Global Payment Suite if the payments associated with such transactions are rejected, refused, or returned for reasons such as consumer fraud or billing disputes. For instance, if a billing dispute between a merchant and payer is not ultimately resolved in favor of the merchant, the disputed transaction may be charged back to the merchant’s bank and credited to the payer’s account. If the charged back amount cannot be recovered from the merchant’s account, or if the merchant refuses or is financially unable to reimburse its bank for the charged back amount, we may bear the loss for the amount of the refund paid to the payer’s bank. We could also incur fraud losses as a result of merchant fraud. Merchant fraud occurs when a merchant, rather than a customer, intentionally uses a stolen or counterfeit card, card number, or other bank account number to process a false sales transaction, or knowingly fails to deliver merchandise or services in an otherwise valid transaction. We may be responsible for any losses for certain transactions if we are unable to collect from the merchant.

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

Revenues from Professional Services May Decrease

In the year ended December 31, 2000, we experienced strong growth in the demand for our professional services and were engaged to complete a large project with related revenue in the amount of approximately $3.7 million. Since then, we have not been engaged, and in the future may not be engaged, for additional projects of similar or larger size, and the demand for professional services may decrease. For instance, professional services revenue decreased from $3.6 million for the year ended December 31, 2002 to $2.0 million for the year ended December 31, 2003. In addition, given prior reductions in our professional services workforce, if we are engaged on larger projects, we may not be able to hire the resources necessary to meet future demand.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 6.9%, 7.7% and 8.7% of our revenues in 2002, 2003 and during the six months ended June 30, 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 2004, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Can Be Terminated

In July 2001, we entered into a new agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires in July 2005, but can be terminated by either party after the first year with ninety days prior written notice. After July 2005, the agreement renews automatically for additional periods of one year, unless terminated by either party.

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

Failure to Achieve and Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect on Our Business and Stock Price

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. The threshold for what constitutes a significant deficiency in internal control under Section 404 of the Sarbanes-Oxley Act has been set quite low and, during the course of our testing, we may find one or more material weaknesses or significant deficiencies. Furthermore, there is no guarantee that we will be able to remedy any deficiencies we may find in a cost effective manner and in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our stock price.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Of the remaining $4.2 million of net proceeds as of March 31, 2004 from the second public offering in November 1999, we used $0.3 million to purchase office equipment during the three months ended June 30, 2004. The remaining $3.9 million of net proceeds was held in various short-term investment and cash and cash equivalent accounts as of June 30, 2004. On January 21, 2004, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the six months ended June 30, 2004, the Company repurchased 30,000 shares at an average price of $4.02 per share for a total cost of $0.1 million, net of repurchase costs. From July 1, 2004 to July 26, 2004, the Company repurchased 5,000 shares at an average price of $4.78 per share for a total cost of $23,900, net of repurchase costs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
January 1 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 29, 2004	30,000	$4.02	30,000	$9,879
March 1, 2004 to March 31, 2004	—	—	—	—
April 1, 2004 to April 30, 2004	—	—	—	—
May 1, 2004 to May 31, 2004	—	—	—	—
June 1, 2004 to June 30, 2004	—	—	—	—

Total	30,000	$4.02	30,000	$9,879

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its Annual Meeting of Stockholders on May 12, 2004. The stockholders voted on proposals to:

1.	Elect five Directors of the Company.

2.	Ratify the approval to increase the number of shares reserved under the amended and restated 1999 Stock Option Plan from 7,000,000 to 9,000,000.

3.	Ratify the approval to increase the number of shares reserved under the amended and restated 1999 Employee Stock Purchase Plan from 500,000 to 700,000.

4.	Ratify the appointment of Ernst & Young, LLP as the Company’s auditors for 2004.

The proposals were approved by the following votes:

1.	Election of Directors

Nominee	For	Against

William S. McKiernan	29,037,715	1,464,204
John J. McDonnell, Jr.	28,808,692	1,693,227
Steven P. Novak	28,808,692	1,693,227
Richard Scudellari	28,005,066	2,497,853
Kenneth R. Thornton	28,808,692	1,693,227

2.	Ratify approval of amended and restated 1999 Stock Option Plan

For	Against	Abstained
11,782,627	4,677,587	1,439,750

3.	Ratify approval of amended and restated 1999 Employee Stock Purchase Plan

For	Against	Abstained
15,094,285	1,363,603	1,442,076

4.	Ratify appointment of Ernst & Young, LLP

For	Against	Abstained
30,425,539	54,265	22,265

ITEM 5. OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the second quarter of fiscal year 2004 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent registered public accounting firm. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the second quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 6, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 6, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 6, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 6, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(b)	Reports on Form 8-K.

We filed a Form 8-K on April 15, 2004 disclosing our earnings for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: August 6, 2004	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)