Form 10-Q
period 2004-09-30
CYBERSOURCE CORP
filed 2004-11-05
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

As of October 29, 2004, there were 33,273,157 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 32 pages with the Index to Exhibits located on page 27.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,398	$15,250
Short-term investments	31,488	29,111
Accounts receivable, net	6,003	4,828
Prepaid expenses and other current assets	2,231	3,052

Total current assets	52,120	52,241

Property and equipment, net	1,888	2,195
Other noncurrent assets	349	371

Total assets	$54,357	$54,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$467	$500
Employee benefits and related expenses	1,694	1,522
Accrued restructuring related charges	1,733	2,415
Other accrued liabilities	4,193	4,342
Deferred revenue	1,983	1,833

Total current liabilities	10,070	10,612

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	360,589	362,257
Accumulated other comprehensive loss	(42)	(16)
Accumulated deficit	(316,293)	(318,079)

Total stockholders’ equity	44,287	44,195

Total liabilities and stockholders’ equity	$54,357	$54,807

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2003.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Transaction and support	$7,230	$5,321	$20,285	$15,600
Enterprise software	772	1,103	2,653	3,022
Professional services	1,217	525	3,380	1,202

Total revenues	9,219	6,949	26,318	19,824

Cost of revenues:
Transaction and support	2,522	1,930	6,418	6,081
Enterprise software	187	128	387	389
Professional services	550	230	1,507	597

Cost of revenues	3,259	2,288	8,312	7,067

Gross profit	5,960	4,661	18,006	12,757

Operating expenses:
Product development	1,596	1,929	4,926	5,792
Sales and marketing	2,526	2,754	7,570	8,787
General and administrative	1,404	1,195	4,150	3,883
Restructuring charge	—	240	—	145

Total operating expenses	5,526	6,118	16,646	18,607

Income(loss) from operations	434	(1,457)	1,360	(5,850)
Loss on investment in joint venture	—	(89)	—	(175)
Interest income, net	183	154	481	527

Income(loss) before income taxes	617	(1,392)	1,841	(5,498)

Income tax provision	19	—	55	—

Net income(loss)	$598	$(1,392)	$1,786	$(5,498)

Basic net income(loss) per share	$0.02	$(0.04)	$0.05	$(0.17)

Diluted net income(loss) per share	$0.02	$(0.04)	$0.05	$(0.17)

Weighted average number of shares used in computing basic net income(loss) per share	33,608	32,873	33,490	32,787

Weighted average number of shares used in computing diluted net income(loss) per share	35,698	32,873	35,871	32,787

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$1,786	$(5,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	992	2,991
Loss on investment in joint venture	—	175
Changes in operating assets and liabilities:
Accounts receivable	(1,175)	(411)
Prepaid expenses and other current assets	176	(497)
Other noncurrent assets	22	678
Accounts payable	(33)	(203)
Other accrued liabilities	(659)	(1,541)
Deferred revenue	150	123

Net cash provided by (used in) operating activities	1,259	(4,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(685)	(145)
Proceeds from payment of promissory note under loan agreement	645	—
Investment in joint venture	—	(175)
Purchases of short-term investments	(58,058)	(54,557)
Maturities of short-term investments	55,647	51,441

Net cash used in investing activities	(2,451)	(3,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on capital lease obligations	—	(18)
Proceeds from exercise of stock options	2,397	792
Proceeds from employee stock purchase plan	221	129
Repurchase of common stock	(4,286)	(999)

Net cash used in financing activities	(1,668)	(96)
Effect of exchange rate changes on cash	8	20

Decrease in cash and cash equivalents	(2,852)	(7,695)
Cash and cash equivalents at beginning of period	15,250	23,305

Cash and cash equivalents at end of period	$12,398	$15,610

Non-cash activities:
Unrealized loss on short-term investments	(34)	—

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 11, 2004, SEC File No. 000-26477.

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

Had compensation cost been determined using the fair value method, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004		2003	2004	2003
Net income (loss) after tax		$598	$(1,392)	$1,786	$(5,498)
Stock-based employee compensation expense included in reported net income (loss)		—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax effects of $21, none, $80 and none, respectively)		(676)	(1,495)	(2,597)	(4,872)

Pro forma net loss after tax		$(78)	$(2,887)	$(811)	$(10,370)

Basic net income (loss) per share, as reported		$0.02	$(0.04)	$0.05	$(0.17)

Basic net loss per share, proforma	$	(—)	$(0.09)	$(0.02)	$(0.32)

Diluted net income (loss) per share, as reported		$0.02	$(0.04)	$0.05	$(0.17)

Diluted net loss per share, proforma	$	(—)	$(0.09)	$(0.02)	$(0.32)

For stock options and employee stock purchase plan shares granted during the three and nine months ended September 30, 2004 and 2003, the Company determined the fair value at the date of grant or purchase using the Black-Scholes valuation model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options:
Risk-free interest rate	3.51%	3.14%	3.41%	2.87%
Dividend yield	—	—	—	—
Volatility	0.78	0.55	0.78	0.54
Expected life (years)	4	4	4	4

Employee stock purchase plan shares:
Risk-free interest rate	1.79%	1.02%	1.38%	1.09%
Dividend yield	—	—	—	—
Volatility	0.78	0.55	0.78	0.54
Expected life (months)	6	6	6	6

The weighted average fair value of options granted was $2.94 and $1.46 per share for options granted during the three months ended September 30, 2004 and 2003, respectively. The weighted average fair value for shares purchased under the employee stock purchase plan was $1.66 and $0.77 per share during the three months ended September 30, 2004 and 2003, respectively.

The weighted average fair value of options granted was $2.95 and $1.05 per share for options granted during the nine months ended September 30, 2004 and 2003, respectively. The weighted average fair value for shares purchased under the employee stock purchase plan was $1.39 and $0.66 per share during the nine months ended September 30, 2004 and 2003, respectively.

The pro forma impact of options on the net income (loss) and basic and diluted net income (loss) per share for the three and nine months ended September 30, 2004 and 2003 is not representative of the effects on net income (loss) for future periods, as future periods will include the effects of options vesting as well as the impact of multiple periods of stock option grants.

Net Loss Per Share

If the Company had reported net income for the three and nine months ended September 30, 2003, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,525,881 shares of common stock at September 30, 2003. The common equivalent shares from options would be determined on a weighted average basis using the treasury stock method.

2. SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three and nine-month periods ended September 30, 2004 and 2003. There were no inter-segment sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Transaction and support	$7,230	$5,321	$20,285	$15,600
Enterprise software	772	1,103	2,653	3,022
Professional services	1,217	525	3,380	1,202

Total revenues	$9,219	$6,949	$26,318	$19,824

Cost of revenues:
Transaction and support	$2,522	$1,930	$6,418	$6,081
Enterprise software	187	128	387	389
Professional services	550	230	1,507	597

Total cost of revenues	$3,259	$2,288	$8,312	$7,067

Additionally, no customer accounted for more than 10.0% of the Company’s revenues during the three and nine months ended September 30, 2004 and 2003.

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

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business. Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including the closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During fiscal 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million during the fourth quarter of fiscal 2002 relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered then current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During fiscal 2003, the Company again reassessed its revised estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, the Company recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considers current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. The following table summarizes the costs and activities during the first nine months of fiscal 2004, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2003	Cash Payments	Non-cash Charges/ Recoveries	Balance at September 30, 2004
Facilities	$2,415	$682	$—	$1,733

As of September 30, 2004, the remaining accrued restructuring related charges included redundant facilities costs, which will be paid over the respective remaining lease term of up to three years.

4. COMPREHENSIVE LOSS

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$598	$(1,392)	$1,786	$(5,498)
Change in cumulative translation adjustment	3	—	8	20
Unrealized gain (loss) on short-term investments	9	—	(34)	—

Comprehensive income (loss)	$610	$(1,392)	$1,760	$(5,478)

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

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “‘154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO reexamine the ‘154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to the Company’s allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for reexamination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. The PTO must respond within 90 days of filing whether it will grant ReD’s request for reexamination. Based on the Company’s review of the cited prior art references and the reexamination request, even if the PTO grants ReD’s request for reexamination, the Company does not believe that the PTO will invalidate the ‘154 Patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company has agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK has agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. A hearing on the motions is scheduled to be held on November 18, 2004. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

On January 21, 2004, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 21, 2004 to repurchase additional shares of the Company’s common stock. During the period beginning January 21, 2004 and ended September 30, 2004, the Company repurchased 930,200 shares at an average price of $4.61 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. In addition, our senior management might make forward looking statements orally to analysts, investors, the media and others. In this Report, for example, our forward-looking statements include, without limitation, statements regarding: (a) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (b) our expectation that, to the extent we do not generate positive cash flow from operations, we would be prepared to use the net proceeds of our 1999 equity financings to fund sales and marketing activities, to fund product development, to fund continued operations, and to fund the repurchase of shares of our stock in the open market; (c) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (d) our expectation that product development expenses will increase in absolute dollars as we continue to develop newly offered services and other related internal systems; (e) our expectation that sales and marketing and general and administrative expenses in the three months ended December 31, 2004, will be consistent with the three months ended September 30, 2004; (f) our belief that the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized, at which point, we would reverse all or a portion of our valuation allowance, thus resulting in an income tax benefit; (g) that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (h) that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (i) our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (j) our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (k) the rapid growth in the use of and interest in the Internet; (l) the increase in the significance of the Internet as a commercial marketplace; (m) our belief that our systems and processes would enable us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency; (n) our belief that the potential adverse effects of such lawsuit would be borne by insurers; (o) our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows; and (p) our belief that a material obligation is improbable under provisions whereby we indemnify each of our customers against certain liabilities and damages; and (q) that we may reverse accrued liabilities in the future.

Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under the sub-heading “Factors That May Affect Future Operating Results” and in other sections of this Report. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See the section below captioned “Factors That May Affect Future Operating Results,” as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Such factors include but are not limited to the following: (1) if we do not realize sufficient revenues, and sufficiently limit expenses, we may not achieve ongoing profitability; (2) other companies may enter the market and provide competing products and services, which may reduce demand for our products and services; (3) security breaches could damage our reputation, injure our business prospects and expose us to a risk of loss or litigation and possible liability; and (4) if a proposed Financial Accounting Standards Board draft position is adopted and we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 11, 2004 (SEC File No. 000-26477).

OVERVIEW

We derive substantially all of our revenues from Internet commerce transaction processing fees, professional services, support services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Our Internet transaction processing service revenues are derived from contractual relationships providing revenues on a per transaction basis, generally subject to a monthly minimum or maintenance fee. In general, these contractual relationships provide for a one-year term with automatic renewal and can be canceled by either party at any time with sixty days prior notice. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. For enterprise software license arrangements where maintenance is the only undelivered element, we defer the vendor-specific evidence of fair value (“VSOE”) for the maintenance and recognize the residual amount of the arrangement fee as software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. Maintenance revenue is then recognized ratably over the maintenance period. We have incurred significant losses since our inception, and through September 30, 2004 had incurred cumulative losses of approximately $320.8 million.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”). SAB 104 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of September 30, 2004, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. However, future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.4	32.9	31.6	35.6

Gross profit	64.6	67.1	68.4	64.4

Operating expenses:
Product development	17.3	27.8	18.7	29.2
Sales and marketing	27.4	39.6	28.8	44.3
General and administrative	15.2	17.2	15.8	19.6
Restructuring charge	—	3.5	—	0.7

Total operating expenses	59.9	88.1	63.3	93.8

Income(loss) from operations	4.7	(21.0)	5.1	(29.4)
Loss on investment in joint venture	—	(1.3)	—	(0.9)
Interest and other income, net	2.0	2.2	1.8	2.7

Income(loss) before income taxes	6.7	(20.1)	6.9	(27.6)
Income tax provision	0.2	—	0.2	—

Net income(loss)	6.5%	(20.1)%	6.7%	(27.6)%

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. Revenues were $9.2 million for the three months ended September 30, 2004, as compared to $6.9 million for the three months ended September 30, 2003, an increase of approximately $2.3 million or 32.7%. Transaction and support revenues were $7.2 million for the three months ended September 30, 2004, as compared to $5.3 million for the three months ended September 30, 2003, an increase of approximately $1.9 million or 35.9%. We processed approximately 109.4 million transactions during the three months ended September 30, 2004 as compared to approximately 72.2 million processed during the three months ended September 30, 2003. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased less relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $0.8 million during the three months ended September 30, 2004, as compared to $1.1 million for the three months ended September 30, 2003, a decrease of approximately $0.3 million or 30.0%. The decrease is due primarily to a decrease in the number of new enterprise software licenses sold during the three months ended September 30, 2004, as compared to the three-month period ending September 30, 2003. Professional services revenues increased to $1.2 million for the three months ended September 30, 2004, an increase of approximately 131.8%, as compared to $0.5 million for the three months ended September 30, 2003, due to an increase in the number of professional services projects from both new and existing customers. No customer accounted for more than 10.0% of our revenues during the three months ended September 30, 2004 and 2003.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and merchant support functions, depreciation of capital equipment used in our network infrastructure, and other third party costs, including costs related to the hosting of our servers at hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $2.5 million or 34.9% of transaction and support revenues for the three months ended September 30, 2004 as compared to $1.9 million or 36.3% of transaction and support revenues for the three months ended September 30, 2003. The increase in absolute dollars is primarily due to higher costs, including personnel costs, related to our global payment product. The decrease as a percentage of transaction and support revenues is primarily due to the relative increase in transaction and support revenues for the three months ended September 30, 2004 compared to the relative increase in the three months ended September 30, 2003. Enterprise software cost of revenues is composed of customer support personnel costs, fulfillment costs and third party license fees. Enterprise software cost of revenues was $0.2 million or 24.2 % of enterprise software revenues for the three months ended September 30, 2004 as compared to $0.1 million or 11.6% of enterprise software revenues for the three months ended September 30, 2003. The increase in absolute dollars is primarily due to an increase in third party license fees. The increase as a percentage of enterprise software revenues is primarily due to the increase in third party license fees and a decrease in enterprise software revenues for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.6 million or 45.2% of professional services revenues for the three months ended September 30, 2004 as compared to $0.2 million or 43.8% of professional services revenues for the three months ended September 30, 2003. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in utilization of personnel necessary to support our professional services projects. During the three months ended September 30, 2004, we reversed $48,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $1.6 million for the three months ended September 30, 2004, as compared to $1.9 million for the three months ended September 30, 2003, a decrease of approximately $0.3 million or 17.3%. The decrease is primarily due to decreases in overhead and personnel costs, which decreased by approximately $0.2 million and $0.1 million, respectively. The decrease in personnel costs is due in part to an increase in product development personnel utilization on professional services projects as compared to the same period last year. To the extent product development personnel are utilized on professional services projects, the related compensation expense is classified as cost of sales accordingly. As a percentage of revenue, product development expenses decreased to 17.3% in the three months ended September 30, 2004, as compared to 27.8% for the three months ended September 30, 2003. The decrease is primarily due to the decrease in product development expenses combined with the increase in revenue from existing and new customers during the three months ended September 30, 2004. We expect that product development expenses will increase in absolute dollars during the three months ending December 31, 2004 as we continue to develop newly offered services. During the three months ended September 30, 2004, we reversed $23,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.5 million for the three months ended September 30, 2004, as compared to $2.8 million for the three months ended September 30, 2003, a decrease of approximately $0.2 million or 8.3%. The decrease is in part due to an increase in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 27.4% in the three months ended September 30, 2004, as compared to 39.6% for the three months ended September 30, 2003. The decrease is primarily due to the decrease in sales and marketing expenses combined with the increase in revenue from existing and new customers during the three months ended September 30, 2004. We expect that sales and marketing expenses in the three months ending December 31, 2004, will be consistent with the three months ended September 30, 2004. During the three months ended September 30, 2004, we reversed $62,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead and bad debt expense. General and administrative expenses were $1.4 million for the three months ended September 30, 2004 as compared to $1.2 million for the three months ended September 30, 2003. The increase is due primarily to an increase in legal costs and accounting fees related to Sarbanes-Oxley Section 404 compliance. As a percentage of revenue, general and administrative expenses decreased to 15.2% in the three months ended September 30, 2004, as compared to 17.2% for the three months ended September 30, 2003. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended September 30, 2004. We expect that general and administrative expenses in the three months ending December 31, 2004, will be consistent with the three months ended September 30, 2004. During the three months ended September 30, 2004, we reversed $51,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years. We will continue to assess the necessity of all of our accrued liabilities and, as a result, may reverse amounts in future quarters.

Restructuring Charges. During the three months ended September 30, 2003, we recorded a restructuring charge of approximately $0.2 million. The charge is a result of reducing our workforce by 7 employees of which 4 were in sales and marketing; 2 were in product development; and 1 was in operations. When we updated our restructuring charge in December 2003 related to exiting the under-utilized space in our Mountain View facility, we had assumed that a sublessee would be identified by December 31, 2004. During the fourth quarter, we will re-evaluate our assumptions and estimates related to the restructuring charge. This may result in an additional restructuring charge in the fourth quarter.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the

Japanese market. As of June 30, 2002, we had recognized losses to the extent of our historical investment. In 2003, we made additional contributions to the joint venture totaling approximately $0.2 million, all of which were recorded as losses in the period the contribution occurred. For the three months ended September 30, 2004, we made no additional contributions.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.2 million for the three months ended September 30, 2004, consistent with the $0.2 million for the three months ended September 30, 2003.

Income Tax Provision. We recorded a provision for income tax expense of $19,000 for the three months ended September 30, 2004. This provision consists of amounts accrued for our estimated 2004 domestic federal and state income tax liability as well as an estimate of the foreign income tax expense to which our foreign subsidiary is subject. This provision is based upon our estimated 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of 2004 net income before income tax changes, our provision for income taxes will change as well. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for prior years primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered include prior losses and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for 2004 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. Revenues were $26.3 million for the nine months ended September 30, 2004, as compared to $19.8 million for the nine months ended September 30, 2003, an increase of approximately $6.5 million or 32.8%. Transaction and support revenues were $20.3 million for the nine months ended September 30, 2004, as compared to $15.6 million for the nine months ended September 30, 2003, an increase of approximately $4.7 million or 30.0%. We processed approximately 309.1 million transactions during the nine months ended September 30, 2004 as compared to approximately 205.5 million processed during the nine months ended September 30, 2003. The increase in revenue and transactions processed is due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased less relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues were $2.7 million during the nine months ended September 30, 2004, as compared to $3.0 million for the nine months ended September 30, 2003, a decrease of $0.4 million or 12.2%. The decrease is due primarily to a decrease in the number of new enterprise software sales that occurred during the nine months ended September 30, 2004, as compared to the nine-month period ending September 30, 2003. Professional services revenues increased to $3.4 million for the nine months ended September 30, 2004, an increase of approximately 181.2%, as compared to $1.2 million for the nine months ended September 30, 2003, due to an increase in the number of professional services projects that occurred during the nine months ended September 30, 2004. No customer accounted for more than 10.0% of our revenues during the nine months ended September 30, 2004 and 2003.

Cost of Revenues. Transaction and support cost of revenues was $6.4 million or 31.6% of transaction and support revenues for the nine months ended September 30, 2004 as compared to $6.1 million or 39.0% of transaction and support revenues for the nine months ended September 30, 2003. The increase in absolute dollars is primarily due to higher costs related to our global payment product. The decrease as a percentage of transaction and support revenues is primarily due to the increase in revenue from existing and new customers during the nine months ended September 30, 2004. Enterprise software cost of revenues was $0.4 million for the nine months ended September 30, 2004, consistent with the $0.4 million for the nine months ended September 30, 2003. As a percentage of enterprise software revenues, enterprise software cost of revenues increased to 14.6% of enterprise software revenues for the nine months ended September 30, 2004, as compared to 12.9% for the nine months ended September 30, 2003. The increase as a percentage of enterprise software revenues is primarily due to a decrease in enterprise software revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Professional services cost of revenues was $1.5 million or 44.6% of professional services revenues for the nine months ended September 30, 2004 as compared to $0.6 million or 49.7% of professional services revenues for the nine months ended September 30, 2003. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in utilization of personnel necessary to support our professional services projects. The decrease in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in higher-margin professional services projects during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we reversed $144,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses were $4.9 million for the nine months ended September 30, 2004, as compared to $5.8 million for the nine months ended September 30, 2003, a decrease of approximately $0.9 million or 15.0%.

The decrease is primarily due to a decrease in overhead costs which decreased by approximately $0.5 million and, to a lesser extent, the reclassification of personnel costs to cost of sales related to product development personnel utilized on professional services projects. As a percentage of revenue, product development expenses decreased to 18.7% in the nine months ended September 30, 2004, as compared to 29.2% for the nine months ended September 30, 2003. The decrease is primarily due to the decrease in product development expenses combined with the increase in revenue from existing and new customers during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we reversed $69,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses were $7.6 million for the nine months ended September 30, 2004, as compared to $8.8 million for the nine months ended September 30, 2003, a decrease of approximately $1.2 million or 13.9%. The decrease is primarily due to an increase in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 28.8% in the nine months ended September 30, 2004, as compared to 44.3% for the nine months ended September 30, 2003. The decrease is primarily due to the decrease in sales and marketing expenses combined with the increase in revenue from existing and new customers during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we reversed $186,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses were $4.2 million for the nine months ended September 30, 2004, as compared to $3.9 million for the nine months ended September 30, 2003, an increase of approximately $0.3 million or 6.9%. The increase is primarily due to an increase in legal costs and accounting fees related to Sarbanes-Oxley Section 404 compliance during the nine months ended September 30, 2004. As a percentage of revenue, general and administrative expenses decreased to 15.8% in the nine months ended September 30, 2004, as compared to 19.6% for the nine months ended September 30, 2003. The decrease is primarily due to the increase in revenue from existing and new customers during the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we reversed $153,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years. We will continue to assess the necessity of all of our accrued liabilities and, as a result, may reverse amounts in the future.

Restructuring Charges. During the nine months ended September 30, 2003, we subleased a portion of our St. Louis facility for which we previously recorded a restructuring charge and therefore, recorded a $0.2 million recovery. This recovery was offset by $0.3 million in restructuring charges due to minor reductions in headcount. When we updated our restructuring charge in December 2003 related to exiting the under-utilized space in our Mountain View facility, we had assumed that a sublessee would be identified by December 31, 2004. During the fourth quarter, we will re-evaluate our assumptions and estimates related to the restructuring charge. This may result in an additional restructuring charge in the fourth quarter.

Interest Income, Net. Interest income was $0.5 million for the nine months ended September 30, 2004, consistent with the $0.5 million for the nine months ended September 30, 2003.

Income Tax Provision. We recorded a provision for income tax expense of $55,000 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments decreased by $0.5 million from $44.4 million at December 31, 2003 to $43.9 million at September 30, 2004. The decrease is primarily due to $4.3 million of cash used to repurchase our common stock and purchases of capital equipment of $0.7 million, offset by cash received as a result of stock option exercises of our common stock of $2.4 million, our net income of $1.8 million and cash received as a result of the Miva loan payment of $0.6 million during the nine months ended September 30, 2004.

Net cash provided by our operating activities was $1.3 million for the nine months ended September 30, 2004, as compared to cash used in our operating activities of $4.2 million for the nine months ended September 30, 2003. The increase is primarily due to the increase in our operating income, offset by an increase in accounts receivable and decreases in depreciation and other accrued liabilities.

Net cash used in investing activities was $2.5 million during the nine months ended September 30, 2004, as compared to $3.4 million for the nine months ended September 30, 2003. Net cash used in investing activities during the nine months ended September 30, 2004 was composed primarily of $58.1 million of cash used for purchases of short-term investments, offset by $55.6 million received from maturities of short-term investments. The decrease compared to the nine months ended September 30, 2003 is primarily due to an increase in short-term investment maturities of $4.2 million and cash received from the Miva loan payoff of $0.6 million, offset to a certain extent by increases in short-term investment purchases of $3.5 million and property and equipment purchases of $0.7 million during the nine months ended September 30, 2004.

Net cash used in financing activities was $1.7 million during the nine months ended September 30, 2004, as compared to $96,000 for the nine months ended September 30, 2003. The decrease is primarily due to cash used to repurchase our common stock of $4.3 million, offset by cash received as a result of stock option exercises of our common stock of $2.4 million during the nine months ended September 30, 2004.

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

The following is a table summarizing our significant commitments as of September 30, 2004, consisting of future minimum lease payments under all non-cancelable and operating leases:

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$6,425	$2,961	$3,464	$—	$—

Total commitments	$6,425	$2,961	$3,464	$—	$—

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

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001, $12.5 million in 2002 and $5.4 million in 2003. As of September 30, 2004, we had incurred cumulative losses of $320.8 million.

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

Potential System Failures and Lack of Capacity Issues Could Negatively Affect Demand for Our Services

Our ability to deliver services to our merchants depends on the uninterrupted operation of our commerce transaction processing systems. Our systems and operations are vulnerable to damage or interruption from:

•	“denial of service” attacks;

•	computer viruses;

•	war, earthquake, fire, flood and other manmade or natural disasters; and

•	power loss, telecommunications or data network failure, operator negligence, improper operation by employees, physical and electronic break-ins and similar events.

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

Changes in Accounting Standards Regarding Stock Option Plans Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees, and Could Also Reduce Our Profitability

The Financial Accounting Standards Board has issued an exposure draft that would require all companies to treat the value of stock options granted to employees as an expense. The U.S. Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would likely be recognized over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we are required to expense stock option grants, it would reduce the attractiveness of granting stock options because the additional expense associated with these grants would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability likely would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

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

We May Not Be Able to Secure Funding in the Future Necessary to Operate Our Business as Planned

We require substantial working capital to fund our business. We have had significant operating losses and, until recently, negative cash flow from operations since inception. We believe that our existing capital resources will be sufficient to meet our capital requirements for at least the next twelve months. However, our capital requirements depend on several factors, including the rate of market acceptance of our products and services, the ability to expand our customer base, the growth of sales and marketing and other factors. If capital requirements vary materially from those currently planned, we may require additional financing. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, and these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available when needed on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 6.9%, 7.7% and 9.0% of our revenues in 2002, 2003 and during the nine months ended September 30, 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of September 30, 2004, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “‘154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO reexamine the ‘154 Patent. ReD also filed a motion for a more definite statement by us with respect to our allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for reexamination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. The PTO must respond within 90 days of filing whether it will grant ReD’s request for reexamination. Based on our review of the cited prior art references and the reexamination request, even if the PTO grants ReD’s request for reexamination, we does not believe that the PTO will invalidate the ‘154 Patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we have agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK has agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to its damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. A hearing on the motions is scheduled to be held on November 18, 2004. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Of the remaining $3.9 million of net proceeds as of June 30, 2004 from the second public offering in November 1999, we used $3.9 million to repurchase shares to the Company’s common stock during the three months ended September 30, 2004. On January 21, 2004, the Board of Directors authorized management to use up to $10.0 million over the next twelve months to repurchase shares of the Company’s common stock. During the nine months ended September 30, 2004, the Company repurchased 930,200 shares at an average price of $4.61 per share for a total cost of $4.3 million, net of repurchase costs. From October 1, 2004 to October 31, 2004, the Company did not repurchase any shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (000’s)
January 1 2004 to January 31, 2004	—	—	—	—
February 1, 2004 to February 29, 2004	30,000	$4.02	30,000	$9,879
March 1, 2004 to March 31, 2004	—	—	—	—
April 1, 2004 to April 30, 2004	—	—	—	—
May 1, 2004 to May 31, 2004	—	—	—	—
June 1, 2004 to June 30, 2004	—	—	—	—
July 1, 2004 to July 31, 2004	25,000	$4.97	25,000	$9,755
August 1, 2004 to August 31, 2004	772,000	$4.57	772,000	$6,228
September 1, 2004 to September 30, 2004	103,200	$4.99	103,200	$5,713

Total	930,200	$4.61	930,200	$5,713

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the third quarter of fiscal year 2004 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent registered public accounting firm. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the third quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 5, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 5, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 5, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 5, 2004, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: November 5, 2004	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial
Officer)