Form 10-K
period 2004-12-31
CYBERSOURCE CORP
filed 2005-03-10
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $214.6 million (based on a closing sale price of $8.36 per share as reported for the NASDAQ National Market on such date). Shares of Common Stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 1, 2005 was 33,493,887.

Documents incorporated by reference: Part III of this Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding (a) estimates regarding the potential growth of online sales, (b) Europe’s pace of growth, (c) our statement that ecommerce sales are growing by 24% per year, far faster than the 11% growth rate of traditional in-store credit card purchases, (d) the trend among some of our large U.S. customers seeking greater and more ready access to international markets (e) data suggesting that the overall cost of fraud, which includes the cost of fraud management and the rejection of good orders, continues to rise, (f) online merchants’ increasing focus on meeting regulatory requirements in areas such as collection of sales taxes and (g) our goal of providing a single source solution that simplifies and optimizes online payment under “Item 1, Business—Market Characteristics”; the statement regarding our belief that enterprises will demand a payment service capable of supporting multiple, independent sales channels and enterprises see significant benefit in being able to manage and control a single transaction payment platform under the heading “Item 1, Business—Technology”; statements regarding (a) our belief that our well-defined software development methodology enables us to deliver software services that satisfy real business needs for the global market while meeting commercial quality expectations and (b) our belief that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages under the heading “Item 1, Business—Product Development”; the statement regarding our belief that our success depends upon our proprietary technology and licensed technology under the heading “Item 1, Business—Intellectual Property”; the statement regarding our technology, processes, and people enabling us to deliver the highest level of services and performance to our customers under the heading “Item 1, Business—Operations”; the statement regarding our solutions alliances and strategic alliance resulting in cooperative development efforts, streamlining of integration capabilities and leveraged marketing efforts under the heading “Item 1, Business—Sales and Marketing”; the statement regarding our beliefs with respect to our systems and processes enabling us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency under the heading of “Item 1, Business—Regulations”; statements regarding (a) our belief that the potential adverse effects of the lawsuit would be borne by our insurers and (b) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows under the heading of “Item 3, Legal Proceedings” and under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”; statements regarding (a) increasing demand for outsourced solutions, (b) our expectation that product development expenses will increase in absolute dollars during 2005 as we increase headcount to support the development of newly offered services, (c) our expectation that sales and marketing expenses will increase in absolute dollars during 2005 as we increase headcount to support our revenue growth, (d) our expectation that general and administrative expenses in 2005 will be consistent with 2004, (e) our expectation that interest income during 2005 will increase due to higher cash, cash equivalents and short-term investment balances and (f) our belief that the uncertainty regarding the ability to realize our deferred tax assets may diminish under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”, the statement regarding our belief that our cash and short-term investment balances will be sufficient to meet our working capital requirements for at least the next twelve months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; the statement regarding our anticipation that our operating expenses are relatively fixed in the short term under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”; statements regarding (a) our intention to vigorously defend against the lawsuits and (b) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on our financial position or results of operations, under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Litigation and Contingencies”; and statements regarding (a) our goal of monitoring our internal controls for financial reporting and making modifications as necessary and (b) our intent that the internal controls for financial reporting be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant under the heading “Item 9A, Controls and Procedures—Internal Control Over Financial Accounting.”

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those included in such forward-looking statements. Factors that could cause actual results to differ materially from the forward looking statements include risks and uncertainties detailed throughout this Annual Report, and in particular in the “Risk Factors” section at the end of “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Such factors include but are not limited to the following cautions: (1) We are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels, risks that any fluctuations in our quarterly operating results will be significant relative to our revenues and risks that we may not be able to adequately integrate acquired businesses; (2) We may incur future losses and there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (3) Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements; (4) Potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (5) Growth in the significance of the Internet as a commercial marketplace may occur more slowly than anticipated; (6) We may not be successful in attracting and/or retaining key employees in the future, (7) Third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights and (8) Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. These cautionary statements should be considered in the context of such factors, as well as those disclosed from time to time in the Company’s Reports on Forms 10-Q and 8-K.

PART I

ITEM 1:	BUSINESS

Company Overview

CyberSource Corporation (“CyberSource” or the “Company”) provides secure electronic payment and risk management solutions to organizations that process orders for goods and services over the Internet. CyberSource’s payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. Our risk and compliance management tools address complexities common to online merchants such as credit card fraud, online tax requirements, and export controls. Our reporting and management tools facilitate the automation of the flow of complex eCommerce processes, such as recurring billing and payment reconciliation. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution.

Traditionally, our target customer base has been medium and large enterprises, but during the last three years we have also focused development and marketing efforts on the small business segment. In 2004, we processed approximately 436 million transactions, a 50% increase over 2003. The dollar value of all credit card authorization requests we processed in 2004 exceeded $16 billion, an average of nearly $1.8 million per hour.

Operated as a division of Beyond.com since March 1996, CyberSource Corporation was spun-off and incorporated in Delaware in December 1997 under the name Internet Commerce Services Corporation. In October 1998, we changed our name to CyberSource Corporation. Our headquarters is located at 1295 Charleston Road, Mountain View, California 94043, and our telephone number is (650) 965-6000. We maintain a website at www.cybersource.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, www.cybersource.com, as soon as reasonably practicable after the reports have been filed with or furnished to the Securities and Exchange Commission.

Market Characteristics

In 1997, Forrester Research estimated the total U.S. online consumer market to be $2.4 billion. Their total estimate of U.S. business-to-consumer online sales for 2004 is $144.6 billion, a six year compounded annual growth rate of 80%. Forrester estimates U.S. eCommerce revenues for 2005 will be $167.6 billion. Online sales in Europe are growing at an even faster pace. Forrester estimates that eCommerce revenues in Europe were $90.3 billion in 2004 and will be $127.4 billion in 2005, both in U.S. dollars. Though eCommerce sales represent only 1.9% of sales by U.S. retailers, eCommerce sales are growing by 24% per year, far faster than the 11% growth rate of traditional in-store credit card purchases.

As the online commerce market has grown, business requirements and attitudes about electronic commerce have evolved. What began as an online sales experiment for many organizations has become a strategic component of their business plan. Although credit cards have long been the dominant payment method available to online purchasers, alternative consumer preferences and cultural preferences have impacted the global payment environment. A wide spectrum of payment options, such as debit cards, electronic checks, stored value certificates, and online payment innovations such as PayPal are emerging worldwide. Since 2002, we have experienced a noticeable trend among some of our large U.S. customers that seek greater access to international markets, especially Europe. Conducting online commerce internationally involves supporting more payment types, currency conversions, new payment processors and mitigating higher fraud risk.

The growth of eCommerce has also resulted in more complexity with internal business processes. Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in October 2004, concluded that online sellers expected fraudulent transactions to cost them 1.8% of revenues, on average, in 2004. Though that is statistically equivalent to the direct fraud cost projected by the prior year’s survey, the data suggests that the overall cost of fraud, which includes the cost of fraud management and the rejection of good orders, continues to rise. The cost of fraud management is incurred, for example, when merchants require manual intervention, a step that slows order processing and increases costs. Among other things, we are focused on improving our automated management tools to speed the appropriate disposition of orders.

Online merchants are also giving increased focus to meeting regulatory requirements in areas such as collection of sales taxes. U.S. merchants are gradually moving toward adding sales tax to their online orders as state and local governments focus on this revenue source. European Union regulations adopted in July 2003 require that all online sellers of digital goods collect the applicable value-added tax for sales in the European Union.

The combination of these market trends is making the management of electronic payment transactions more complex. Online merchants are finding the need to maintain technical and financial connections with a number of different payment processors and service providers, integrate those disparate connections with a number of internal business systems, allocate manual resources to keep up with the pace of online sales, and comply with statutory requirements. CyberSource focuses on enabling our customers to meet these market requirements simply and cost effectively. Our goal is to provide a single source solution that simplifies and optimizes online payment.

Platform Options

CyberSource solutions are made available to customers through hosted services, enterprise software, or a combination of the two. Merchants that elect to outsource processing to CyberSource use our hosted services. Merchants that prefer to maintain processing internally and establish connections directly to processors use our enterprise software, called CyberSource Payment Manager. Both platforms are augmented by CyberSource Professional Services, which provides consulting, design, integration, and optimization services.

Over 6,000 customers use our hosted transaction processing services. Key attributes of our hosted services include redundancy of networks and data centers, strict security, and high capacity. In 2004, Visa, U.S.A., Inc. renewed CyberSource’s certification in the Visa Cardholder Information Security Program and CyberSource completed certification requirements for the new MasterCard Site Data Protection program. The company is also compliant with Visa International’s Account Information Security certification program.

CyberSource packaged software offerings consist of CyberSource Payment Manager and Decision Manager Custom Edition. CyberSource Payment Manager connects the merchant’s business systems with a variety of payment processors. CyberSource Decision Manager Custom Edition is our enterprise software product for risk management. Decision Manager Custom Edition provides a central software platform for order process management, enabling merchants to automatically determine whether to accept, review, or reject incoming orders.

CyberSource Customers

Our customers range in size from small sole proprietorships to some of the world’s largest corporations and institutions. To properly serve this diverse set of needs, CyberSource divides its addressable market into two segments, both of which require different solutions. Merchants and institutions that have high sales volume generally demand the greatest range of payment options and the most sophisticated risk and management tools. These customers often sell in multiple countries and require support for local currencies and local payment options. High volume customers also frequently need to integrate payment processing with one or more internal business systems. Smaller merchants generally seek simplicity and ease of use. CyberSource addresses these needs with bundled services and integrations into popular online shopping cart software, while bringing to the small business market some of the advantages of CyberSource’s enterprise-level services, including important new payment options such as electronic checks, PayPal, and subscription payment, as well as reliability and high-quality customer support.

CyberSource Products and Services

CyberSource Payment Solutions

CyberSource Advanced

For the enterprise customer, CyberSource offers a comprehensive set of payment products and services. Requirements of these larger merchants typically include acceptance of all major credit cards, the ability to bill customers at regular monthly intervals, support for international payment options, sophisticated fraud prevention, and tools to automate internal processes to reduce the administrative costs and burdens of accepting online orders.

CyberSource Advanced enables merchants to accept payments made by all major credit or charge cards including American Express, Discover, Diners Club, JCB, MasterCard, and Visa cards. CyberSource customers can also accept payment by corporate procurement cards, electronic checks, and the Bill Me Later service. Merchants that have business models based on subscriptions can take advantage of the CyberSource recurring billing service. For merchants selling internationally, CyberSource supports direct debit, and bank transfer.

CyberSource Essentials

CyberSource Essentials gives businesses the ability to accept major credit cards via their websites as well as process telephone, facsimile, and mail order payments using a web-based virtual terminal. CyberSource Essentials includes support for payment options such as eChecks, PayPal, and subscription payment along with our reliability and high quality customer support.

CyberSource Payment Manager

CyberSource Payment Manager is an enterprise software processing platform that operates behind the scenes to authorize and settle payments originating from one or more sales channels. Once installed on the merchant’s servers, CyberSource Payment Manager receives transaction requests from the merchant’s commerce platform, contact center application, point-of-sale or enterprise resource planning system. CyberSource Payment Manager routes those requests to the payment network for authorization, either through our connections or packaged software gateways, and returns the results to dependent business systems.

CyberSource Risk Management Solutions

The CyberSource suite of modular, scalable services, ranging from fully managed services to individual tools, is designed to help merchants address the growing challenge of online fraud. CyberSource solutions can be implemented as a single component or as fully-integrated systems, and can be managed in-house, outsourced, or constructed as a blend of both.

Managed Risk Service

This service provides the professional analysis, design, modeling and monitoring services required to optimize transaction conversion, while minimizing manual review and fraud risk associated with card-not-present transactions. We collaborate with customers to set business metrics, review performance, and provide business tools.

Rule & Decisioning Systems: CyberSource Decision Manager

We offer a range of decision management systems ranging from hosted solutions that include custom rule and case management capabilities to locally managed software that can be customized to the merchant’s installation. Hosted risk services are marketed as CyberSource Decision Manager Standard Edition and CyberSource Decision Manager Advanced Edition. Software installed and managed locally by merchants is marketed as CyberSource Decision Manager Custom Edition. These systems include interfaces to our risk scoring service as well as other external services and the merchant’s own data.

Fraud Detection/Verification Tools

CyberSource Advanced Fraud Screen enhanced by Visa (AFS), the only risk scoring service endorsed and enhanced by Visa U.S.A, Inc., provides a real-time fraud risk assessment. AFS relies on a patented process blending multiple risk models, assessing over 150 attributes of the transaction and transaction histories, to determine the fraud risk associated with a card-not-present order. The results from AFS include a numerical risk score as well as risk profile codes indicating the types of risk detected by the system.

Payer Authentication Services

Through a single connection to CyberSource, CyberSource customers can use card association authentication systems such as Verified by Visa and MasterCard Secure Code.

Delivery Address Verification

We offer Delivery Address Verification (DAV) services to verify the validity of addresses worldwide and comply with the U.S. Postal Service’s requirements, such as bar code and carrier route identification. If an address is in error and is found to be correctable, DAV will return a corrected address and identify address elements in error.

Tax Calculation and Export Compliance

Online organizations often require tools to facilitate tax payment and export regulatory compliance. The CyberSource Tax Service calculates sales and use taxes for over 60,000 taxing jurisdictions in the United States and Canada and supports value added tax calculation in 28 countries. The CyberSource Export Compliance service helps online merchants comply with U.S. Government export regulations by comparing orders against a changing list of denied countries or persons.

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

Commerce Engine

Our commerce engine manages workflow functions and the required communications between our servers, our database, and our processors, including Barclays Bank, First Data Corporation, Paymentech, Streamline (provided by the Royal Bank of Scotland Group), Vital Processing Services and others. Our commerce engine is designed to meet the transaction processing demands of our customers in a secure, fast, efficient, reliable, scalable and interoperable manner and was designed to scale rapidly to balance and handle peak transaction processing loads. Additional Commerce Engine servers can be readily added to accommodate increased customer demand.

Commerce Services Applications

We have developed and licensed a set of software applications that perform the hosted services. These services include credit card processing, electronic check processing, order decision management, gift and promotional certificates, Bill Me Later payment service, payer authentication, PayPal, CyberSource Advanced Fraud Screen enhanced by Visa, tax services, delivery address verification, and export compliance. These applications contain the rules and logic necessary to provide our hosted services to customers. In many cases, execution of the applications are distributed among the commerce engine and database systems, enabling us to minimize interruptions during scheduled maintenance when enhancing or adding additional services to meet our customers’ needs.

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

Client Software

Our commerce services are invoked by a common programming interface residing on our customers’ commerce servers. Client software is provided for SCMP and Order Processing API interfaces and can be easily installed by customers using pre-built developer kits and application plug-ins. These developer kits are available for most popular Internet programming environments, including ASP/COM, .NET, Java and others, and for most operating systems, including Windows NT/2000, Linux, and UNIX (Solaris, HP/UX, IBM/AIX and others). Developer kits also come with samples that customers can use to quickly deploy CyberSource services within their enterprises.

Data Centers and Network Access

Our data centers are located at facilities in Santa Clara, California, Mesa, Arizona, London, England and Tokyo, Japan. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide high availability transaction services and connectivity to the Internet, our customers and processing partners. They provide high-speed and redundant network connectivity, uninterruptible power systems, fire detection and suppression systems, physical security and surveillance on a 24 hours a day, 7 days a week, 365 days a year basis. In addition, we have access to numerous network points of presence located on five continents from third party providers enhancing our ability to serve customers globally. These points of presence, through controlled route announcements to providers such as AT&T, UU-NET, Sprint, GLBX, Cable & Wireless, Verio, AboveNet, Telia and Level 3 Communications, enable us to provide direct, rapid and reliable access to our suite of services.

Industry Standards

The implementation of our architecture for hosted services is based on and complies with widely accepted industry standards. For example, the commerce engine utilizes components from industry leaders such as Cisco, Hewlett Packard, IBM, Microsoft, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

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

CyberSource Decision Manager Custom Edition

CyberSource Decision Manager Custom Edition is powerful and flexible order decision/fraud management software that enables customers to customize fraud rules based on their specific product, industry, and environment variables. It intelligently and efficiently routes transactions for processing or customer service action and provides customers with the ability to adapt quickly to emerging fraud trends.

The decision engine itself is built on standard Java 2 Enterprise Edition (J2EE) technology and is currently deployable on the BEA WebLogic Platform, IBM WebSphere Application Server or JBOSS Application Server. Back-end database connectivity is provided through the Java Database Connectivity (JDBC) application programming interface, an integral part of the J2EE standard. Currently supported databases are IBM DB2, Microsoft SQL Server and Oracle RDBMS.

The architecture is extensible through a standards-based XML developer API, allowing our professional services organization or the customer to build custom plug-ins that can communicate with other external data sources. These data sources can provide additional information about the customer’s order, allowing more flexibility in determining associated risk. Standard plug-ins available from CyberSource connect Decision Manager Custom Edition to all of our hosted services, to CyberSource Payment Manager, as well as third-party services.

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

As of December 31, 2004, we employed 43 persons in our product development department.

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

Operations

Our operations department is responsible for the 24 hours a day, 7 days a week, 365 days a year management, support, and data security for our global data centers and technology infrastructure. We support and manage the transaction services business with enterprise-class technologies and tools. These technologies and tools are deployed and managed by strict adherence to proven operational principles, processes, and procedures. We believe this technology, the processes, and our employees enable us to deliver the highest level of services and performance to our customers. Additionally, this team provides desktop computing and office productivity support and management to all CyberSource employees.

As of December 31, 2004, we employed 26 persons in our operations department.

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

Our major focus is on customer satisfaction. In 2004, overall satisfaction was 98%. For the third consecutive year, CyberSource was a recipient of the Omega Northface Award for World Class Excellence in Customer Satisfaction. The Company’s performance in 2004 was graded by Omega Management through quarterly calls and Web surveys to customers using CyberSource’s hosted suite of payment and risk management services.

As of December 31, 2004 we employed 22 persons in customer support.

Sales and Marketing

We target prospective customers worldwide through a direct sales force as well as reseller and referral programs. Our indirect sales channel is divided into “resellers,” “managed commerce providers,” and “referral allies.” We have contractual relationships with these companies that range from referral relationships to reselling our software and services.

Resellers: Our resellers provide our software and services as part of their larger offering portfolio and facilitate the sale and billing of our services. Resellers are authorized to sell our hosted services and support services. Our resellers include banks, small business resellers, and payment service providers such as Bank of America, First Data Merchant Services, Miva, a division of FindWhat.com, Paymentech, as well as a number of smaller partners.

Managed Commerce Providers (MCPs): Managed commerce providers typically host customized and turnkey storefronts for online businesses. MCPs manage the entire customer relationship including operations, support, and billing. MCPs include internet service providers, application service providers, and specialized systems integrators. Our MCP partners include AuctionAnything, Capitol Advantage, ChannelWave, Comergent, Crimson Bow, Graphtek, Radquest, and UniteU.

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

Solutions Alliances: These alliances integrate CyberSource technology into some of their products, making it easier for their customers to access CyberSource products and services. These alliances include commerce server vendors, interactive voice response vendors, and enterprise software vendors. Current solutions alliance relationships include: Aspect, ATG, BEA, BroadVision, IBM, Microsoft, PeopleSoft, and Siebel.

Strategic Alliances: Our strategic alliances include our relationships with AmeriNet, CheckFree, FDC/Telecheck, I4 Commerce, PayPal, and Visa U.S.A. We work with strategic alliances to enhance our existing solutions portfolio, develop new services and drive the adoption of industry standards.

As of December 31, 2004, we had a total of 43 employees in sales and marketing worldwide and an additional 9 professional service consultants.

Competition

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from businesses that develop their own internal, custom-made systems. Such businesses typically make large initial investments to develop custom-made systems and therefore, may be less likely to adopt outside services or vendor-developed online commerce transaction processing software.

We also face competition from developers of other systems for online commerce transaction processing such as E-One Global (an affiliate of First Data Corporation), Fair Isaac, Lightbridge, Paymetrics, Retail Decisions, TrinTech and VeriSign. In addition, Visa and MasterCard offer Internet payment authentication programs with password protection that are designed to reduce the potential for unauthorized card use on the Internet, which may compete with our fraud screen services. Furthermore, other companies, including financial services and credit companies such as First Data Corporation may enter the market and provide competing services.

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

Employees

As of December 31, 2004, we had a total of 168 employees, including 52 employees in professional services, sales and marketing, 43 employees in product development, 48 employees in operations and customer support and 25 employees in general and administrative services. None of our employees are represented by a labor union and we consider employee relations to be good.

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

Facilities

Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under an amended lease expiring in December 2011. During December 2001, we consolidated the under-utilized space in our Mountain View facility and used approximately 43,000 square feet from January 2002 through December 2004. During December 2004, we reviewed our future facility needs and determined that our forecasted growth for 2005 and beyond would require the utilization of certain currently unoccupied space. As a result, we extended the lease on our Mountain View facility through 2011. In addition, we occupy field sales offices in various cities throughout the United States. We also maintain sales and support offices in leased space in Reading, United Kingdom.

ITEM 3:	LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource. On July 2, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and final approval by the court overseeing the IPO litigations. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations or cash flows.

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “‘154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by us with respect to our allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to our damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. Based on our review of the cited prior art references and the re-examination request, we do not believe that the PTO will invalidate the ‘154 Patent. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

We are currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ National Market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2003	High	Low
First Quarter	$2.73	$2.15
Second Quarter	$2.99	$2.05
Third Quarter	$4.18	$2.57
Fourth Quarter	$5.81	$3.40

Year ended December 31, 2004	High	Low
First Quarter	$5.27	$4.00
Second Quarter	$8.83	$4.89
Third Quarter	$8.73	$4.09
Fourth Quarter	$7.94	$5.03

We had approximately 400 shareholders of record as of March 1, 2005. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

In January 2005, our Board of Directors authorized the use of up to $10.0 million for the repurchase of shares of our common stock. The purchases may be made in the open market from time to time over the next twelve months as market and business conditions warrant. In addition, all purchases are subject to the availability of shares and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

ITEM 6:	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000(1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$36,709	$27,503	$28,024	$30,749	$29,924
Cost of revenues	12,023	9,293	11,984	20,550	23,161

Gross profit	24,686	18,210	16,040	10,199	6,763
Operating expenses:
Product development	6,772	7,529	8,078	17,372	16,103
Sales and marketing	10,065	11,164	13,143	20,607	29,400
General and administrative	5,551	4,942	5,856	11,070	13,532
In-process research and development	—	—	—	—	14,500
Amortization of goodwill and other intangible assets	—	—	—	41,933	12,961
Acquisition related costs	—	—	—	—	834
Deferred compensation amortization	—	—	—	2,511	1,521
Restructuring and other non-recurring charges	(1,493)	467	2,473	104,661	—

Total operating expenses	20,895	24,102	29,550	198,154	88,851

Income (loss) from operations	3,791	(5,892)	(13,510)	(187,955)	(82,088)
Interest income, net	695	625	1,158	3,306	7,304
Loss on investment in joint venture	—	(175)	(162)	(398)	(200)
Income tax provision	25	—	—	—	—

Net income (loss)	$4,461	$(5,442)	$(12,514)	$(185,047)	$(74,984)

Basic net income (loss) per share	$0.13	$(0.17)	$(0.38)	$(5.38)	$(2.63)

Diluted net income (loss) per share	$0.12	$(0.17)	$(0.38)	$(5.38)	$(2.63)

Weighted average number of shares used in computing basic net income (loss) per share	33,448	32,860	32,900	34,370	28,472

Weighted average number of shares used in computing diluted net income (loss) per share	35,884	32,860	32,900	34,370	28,472

	December 31,
	2004	2003	2002	2001	2000(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$44,703	$44,361	$49,275	$59,116	$92,003
Working capital	45,468	41,629	42,852	50,367	87,668
Total assets	55,280	54,807	61,807	78,192	261,855
Long-term obligations, net of current portion	—	—	—	—	65
Total stockholders’ equity	47,499	44,195	49,368	62,472	247,033

(1)	The 2000 Selected Consolidated Financial Data includes the balance sheet of PaylinX Corporation as of December 31, 2000 and the operating results of PaylinX Corporation for the period from September 18, 2000, the date of acquisition, to December 31, 2000. The acquisition has been accounted for using the purchase method of accounting.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

CyberSource Corporation provides secure electronic payment and risk management solutions to organizations that process orders for goods and services over the Internet. CyberSource’s payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. Our risk and compliance management tools address complexities common to online merchants such as credit card fraud, online tax requirements and export controls. Our reporting and management tools facilitate the automation of the flow of complex eCommerce processes, such as recurring billing and payment reconciliation. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution.

We commenced operations in March 1996 as a division of Beyond.com. On December 31, 1997, Beyond.com transferred assets and liabilities related to its commerce transaction processing services division to us. We have incurred significant losses since our inception, and through December 31, 2004 had incurred cumulative losses of approximately $318.1 million.

We derive our revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed and determinable, and determined to be collectible. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For each of the years ended December 31, 2004, 2003 and 2002, no customer accounted for more than 10% of revenues.

Given the fluctuations in headcount and other expenses prior to 2003, we believe that period-to-period comparisons of our revenues and operating results for those periods, including our gross margin and operating expenses as a percentage of total revenues, are not meaningful and should not be relied upon as indications of future performance.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Statement of Position 97-2, Software Revenue Recognition, (“SOP 97-2”), as amended. SAB 104 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

In accordance with SOP 97-2 as amended, we had recognized enterprise software license and maintenance revenue when all elements of a contract had been delivered. For the periods through September 30, 2002, for enterprise software arrangements where maintenance was the only undelivered element, we had recognized the entire contract ratably over the term of the maintenance period as vendor-specific objective evidence (“VSOE”) of fair value for license or maintenance revenue had not been established. Beginning in the fourth quarter of 2002, we changed our maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue, effective October 1, 2002, we recognize software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. We use the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) to recognize revenue when a software license includes one or more elements to be delivered at a future date and VSOE exists for all undelivered elements. We allocate revenue to each element based on its fair value as determined by VSOE. We defer revenue for any undelivered elements and recognize the deferred revenue when the product is delivered or over the period in which the service is performed. In addition, through September 30, 2003, we continued to ratably recognize enterprise software revenue that had previously been deferred prior to the establishment of VSOE of fair value for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9.

We derive a significant portion of our professional services revenue from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Professional services revenue is recognized separately from enterprise software and transaction processing fees because the arrangements qualify as service transactions as defined by SOP 97-2. These services are accounted for separately from enterprise software and transaction processing fees as they are not essential to the functionality of the licensed software, and are available services from other vendors. Revenue and the related costs for these projects are recognized using the percentage-of-completion method. Estimates are made regarding time to complete the projects and revisions to estimates are reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy obligations under the contracts, then future professional service margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

Restructuring Charges

During each of the fiscal years 2003, 2002 and 2001, we recorded significant charges in connection with our restructuring plans as discussed in Note 6 of our consolidated financial statements. These restructuring charges included estimates pertaining to employee separation costs and the settlement of contractual obligations, primarily facilities-related operating leases, resulting from our actions. We had estimated facility exit costs for certain under-utilized facilities and had made assumptions regarding a sublessee’s future rental rate, as well as the amount of time required to identify a sublessee. In December 2004, we reviewed our future facility needs and determined that our forecasted growth would require the utilization of unoccupied space in our Mountain View facility previously vacated as part of our 2001 restructuring plan. As a result, we extended the lease on our Mountain View facility through 2011 and reversed the remaining balance of previously recorded restructuring charges related to this facility. Our restructuring charges and subsequent reversal would have been higher had we assumed a lower future rental rate or longer period of time required to identify a sublessee.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 12 of our consolidated financial statements, as of December 31, 2004, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Results of Operations

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2004	2003
Revenues	100.0%	100.0%
Cost of revenues	32.8%	33.8%

Gross profit	67.2%	66.2%
Operating expenses:
Product development	18.4%	27.4%
Sales and marketing	27.4%	40.6%
General and administrative	15.1%	18.0%
Restructuring charges	(4.1%)	1.7%

Total operating expenses	56.8%	87.7%

Income (loss) from operations	10.4%	(21.5%)
Loss on investment in joint venture	—	(0.6%)
Interest and other income, net	1.9%	2.3%

Income (loss) before income taxes	12.3%	(19.8%)
Income tax provision	0.1%	—

Net income (loss)	12.2%	(19.8%)

Years Ended December 31, 2004 and 2003

Revenues. Revenues increased to $36.7 million in 2004, an increase of approximately $9.2 million or 33.5% as compared to $27.5 million in 2003. Transaction and support revenues increased to $28.7 million in 2004, an increase of approximately 32.7% as compared to $21.7 million in 2003. We processed approximately 436.3 million transactions in 2004 as compared to approximately 291.2 million transactions in 2003, an increase of approximately 50%. The increase in revenue and transactions processed is due primarily to a general increase in our existing customers’ online business and the resulting increase in transaction volumes processed by our existing customers. To a lesser extent, the increase in revenue and transactions processed is due to the growth of our customer base as transaction revenues and volumes from new customers represented less than 15% and 10% of their respective totals in 2004. Transaction and support revenues increased at a lower rate relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues decreased to $3.4 million in 2004, a decrease of approximately 11.0% as compared to $3.9 million in 2003. The decrease is due primarily to a decrease in the number of new enterprise software sales that occurred in 2004, caused by a general decrease in demand for internal software payment solutions and an increasing demand for outsourced solutions. Professional services revenues increased to $4.5 million in 2004, an increase of approximately 128.5% as compared to $2.0 million in 2003, due primarily to an increase in the number and dollar magnitude of professional services projects that occurred during 2004, resulting from an increase in spending on information technology infrastructure.

Cost of Revenues. Transaction and support cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, royalty costs to third parties, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues increased to $9.4 million or 32.7% of transaction and support revenues in 2004 from $7.9 million or 36.3% of transaction and support revenues in 2003. The increase in absolute dollars is primarily due to higher processing fees related to our global payment product which is a variable cost that will continue to increase in absolute dollars as the related revenue increases. The decrease as a percentage of transaction and support revenues is primarily due to the increase in revenue from existing and new customers during 2004 compared to 2003, offset to a certain extent, by the increase in processing fees related to our global payment product. Enterprise software cost of revenues is composed of customer support personnel costs and fulfillment costs. Enterprise software cost of revenues was $0.5 million or 14.8% of enterprise software revenues for 2004, consistent with the $0.5 million or 12.5% of enterprise software revenues for 2003. The increase as a percentage of enterprise software revenues is primarily due to an increase in third party license fees combined with a decrease in enterprise software revenues during 2004 compared to 2003. Professional services cost of revenues consist principally of personnel-related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues increased to $2.1 million or 46.9% of professional services revenues for 2004 as compared to $1.0 million or 48.0% of professional services revenues for 2003. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in personnel necessary to support our professional services projects. During the year ended December 31, 2004, we reversed $0.2 million in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses decreased to $6.8 million in 2004 from $7.5 million in 2003. The decrease is primarily due to a decrease in overhead costs of approximately $0.6 million, which includes a $0.3 million decrease in depreciation expense. As a percentage of revenue, product development expenses decreased to 18.4% in 2004 as compared to 27.4% in 2003. The decrease is primarily due to the decrease in overhead costs combined with the increase in revenue from existing and new customers during 2004. We expect product development expenses will increase in absolute dollars during 2005 as we increase headcount to support the development of newly offered services. During the year ended December 31, 2004, we reversed $92,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses decreased to $10.1 million in 2004 from $11.2 million in 2003. The decrease is primarily due to an increase in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 27.4% in 2004 as compared to 40.6% in 2003. The decrease is primarily due to the decrease in sales and marketing expenses resulting from the increase in utilization of professional services personnel, combined with the increase in revenue from existing and new customers during 2004. We expect that sales and marketing expenses will increase in absolute dollars as we increase headcount to support our anticipated revenue growth. In addition, sales and marketing expenses can fluctuate based on utilization of professional services personnel. During the year ended December 31, 2004, we reversed $0.2 million in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased to $5.6 million in 2004 from $4.9 million in 2003. The increase is primarily due to an increase in legal costs and accounting fees related to Sarbanes-Oxley Section 404 compliance during 2004. As a percentage of revenue, general and administrative expenses decreased to 15.1% in 2004 as compared to 18.0% in 2003. The decrease is primarily due to the increase in revenue from existing and new customers during the year ended December 31, 2004. We expect general and administrative expenses in 2005 to be consistent with 2004. During the year ended December 31, 2004, we reversed $0.2 million in accrued liabilities that had previously been recorded as general and administrative expenses in prior years. We will continue to assess the necessity of all of our accrued liabilities and, as a result, may reverse additional amounts in the future.

Restructuring Charges. We incurred total restructuring and other non-recurring charges of approximately $0.5 million during 2003. Included in the charges were severance charges resulting from our realignment of resources to better manage and control our business, facility-related charges resulting from the consolidation of our facilities offset by a recovery of approximately $0.2 million resulting from the subleasing of a portion of our St. Louis, Missouri facility.

We recorded restructuring charges of approximately $0.4 million in 2003 which represented costs associated with the reduction of our worldwide workforce. During 2003, we reduced our workforce by 11 employees of which 8 were in sales and marketing; 2 were in product development; and 1 was in operations.

We also recorded facility-related restructuring charges of approximately $0.1 in 2003. During 2001, we closed our St. Louis, Missouri facility, exited certain under-utilized space in our Mountain View, California and Austin, Texas facilities and consolidated our data centers. During 2002, we reassessed our initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, we recorded an additional charge of $2.0 million relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During 2003, we again reassessed our estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, we recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. Also, during 2003, we were able to sublease a portion of our St. Louis, Missouri facility and recorded a recovery of approximately $0.2 million. During the fourth quarter of 2004, we re-evaluated our future facility needs and determined that our forecasted growth would require the utilization of the unoccupied space in our Mountain View, California facility beginning in 2005. As a result, we decided to no longer market the available space at our Mountain View, California facility, and extended the lease on this facility through December 2011. As a result, we reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility. See Note 6 of Notes to Consolidated Financial Statements.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. We maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, we expect to consolidate the financial position and results of operations of CyberSource K.K. As of June 30, 2002, we had recognized losses to the extent of our historical investment, including $0.2 million recognized in 2002. In 2003, we made additional contributions to the joint venture totaling $0.2 million, all of which were recorded as losses in the period the contribution occurred. In 2004, we made no additional contributions to the joint venture.

Interest Income (Expense), Net. Interest income, net which consists of interest earnings on cash, cash equivalents and short-term investments increased to $0.7 million in 2004 from $0.6 million in 2003. This increase is primarily due to an increase in average cash, cash equivalents and short-term investments during 2004 as compared to 2003 as a result of our income from operations in 2004 and slightly higher investment yields. We expect interest income to increase in 2005 due to anticipated higher cash, cash equivalents and short-term investment balances.

Income Taxes. We recorded a provision for income tax expense of $25,000 in 2004. This provision consists of amounts accrued for our 2004 domestic federal and state alternative minimum income tax liability. This provision is based upon our 2004 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. Historically, we have not recorded a provision for income tax expense because we had been generating net losses. Furthermore, we have not recorded an income tax benefit for prior years primarily due to continued substantial uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered include prior losses and lack of carry-back potential to realize our deferred tax assets. Based on our estimates, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

As of December 31, 2004, we had federal and state net operating loss carryforwards of approximately $157.9 million and $72.6 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2005 through 2014. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

Years Ended December 31, 2003 and 2002

Revenues. Revenues decreased to $27.5 million in 2003, a decrease of approximately $0.5 million or 1.9% as compared to $28.0 million in 2002. Transaction and support revenues increased to $21.7 million in 2003, an increase of approximately 8.1% as compared to $20.0 million in 2002. We processed approximately 291.2 million transactions in 2003 as compared to approximately 214.4 million transactions in 2002, an increase of approximately 36%. The increase in revenue and transactions processed was due primarily to an increase in transaction volumes processed by our existing customers and, to a lesser extent, the growth of our customer base. Transaction and support revenues increased at a lower rate relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that received greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues decreased to $3.9 million in 2003, a decrease of approximately 11.8% as compared to $4.4 million in 2002. The decrease was due primarily to a decrease in number and dollar magnitude of new enterprise software sales that occurred during 2003. Professional services revenues decreased to $2.0 million in 2003, a decrease of approximately 45.1% as compared to $3.6 million in 2002, due primarily to a decrease in the dollar magnitude of professional services projects that occurred during 2003.

Cost of Revenues. Transaction and support cost of revenues decreased to $7.9 million or 36.3% of transaction and support revenues in 2003 from $9.6 million or 47.9% of transaction and support revenues in 2002. The decrease in absolute dollars and as a percentage of transaction and support revenues was primarily due to lower depreciation expense as many of our fixed assets became fully depreciated during 2003, which decreased by $1.5 million in 2003 compared to 2002. Enterprise software cost of revenues was $0.5 million or 12.5% of enterprise software revenues for 2003, consistent with the $0.5 million or 11.8% of enterprise software revenues for 2002. Professional services cost of revenues decreased to $1.0 million or 48.0% of professional services revenues for 2003 as compared to $1.9 million or 51.8% of professional services revenues for 2002. The decrease in absolute dollars was due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services.

Product Development. Product development expenses decreased to $7.5 million in 2003 from $8.1 million in 2002. The decrease was primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and, to a lesser extent, lower depreciation expense, which decreased by approximately $0.3 million and $0.2 million, respectively.

Sales and Marketing. Sales and marketing expenses decreased to $11.2 million in 2003 from $13.1 million in 2002. The decrease was primarily due to lower sales and marketing personnel-related costs resulting from lower headcount than in the prior year, which decreased by approximately $1.1 million in 2003 as compared to 2002. In addition, depreciation expense and marketing program costs decreased by approximately $0.4 million and $0.3 million, respectively, in 2003 as compared to 2002.

General and Administrative. General and administrative expenses decreased to $4.9 million in 2003 from $5.9 million in 2002. The decrease was primarily due to lower personnel-related costs resulting from lower headcount than in the prior year and lower depreciation expense, which decreased by approximately $0.5 million and $0.4 million, respectively, in 2003 as compared to 2002.

Restructuring Charges. We incurred total restructuring and other non-recurring charges of approximately $0.5 million and $2.5 million during 2003 and 2002, respectively. Included in the charges were severance charges resulting from our realignment of resources to better manage and control our business, facility-related charges resulting from the consolidation of our facilities offset by a recovery of approximately $0.2 million resulting from the subleasing of a portion of our St. Louis, Missouri facility.

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

Loss on Investment in Joint Venture. In 2003, we made additional contributions to the joint venture totaling $0.2 million, all of which were recorded as losses in the period the contribution occurred.

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

Income Taxes. No provision for federal and state income taxes was recorded in 2003 as we had incurred net operating losses since inception.

Related Parties

Our Chief Executive Officer was the Chairman of the Board of Beyond.com. On January 24, 2002, Beyond.com filed for protection under Chapter 11 of the Bankruptcy Code. For the year ended December 31, 2002, sales of transaction and support services totaling $28,000 were made to Beyond.com.

For the years ended December 31, 2004, 2003 and 2002, legal fees of approximately $0.5 million, $0.3 million and $0.2 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which one of our directors is a partner. As of December 31, 2004 and 2003, we had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $44.7 million as of December 31, 2004 compared to $44.4 million as of December 31, 2003. An overview of the significant cash flow activities for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	Years Ended December 31,
	2004	2003
Cash provided (used) by operating activities	$1,531	$(4,608)
Proceeds from payment of promissory note	645	—
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	3,088	1,444
Purchases of property and equipment	(677)	(382)
Repurchases of common stock	(4,288)	(1,235)

Cash, cash equivalents and short-term investments increased $0.3 million from December 31, 2003 to December 31, 2004. This increase is primarily due to the following:

•	improved cash flows from operating activities of $1.5 million primarily due to increased revenue in 2004 and management of expenses;

•	proceeds from the payment of a promissory note under a loan agreement with Miva Corporation of $0.6 million; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $3.1 million.

These increases are offset by decreases in cash, cash equivalents and short-term investments due to the following:

•	the purchase of property and equipment for $0.7 million; and

•	common stock repurchases of approximately $4.3 million, net of costs.

We believe that our cash and short-term investment balances as of December 31, 2004 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of December 31, 2004, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$10,900	$2,882	$4,146	$1,936	$1,936

Total commitments	$10,900	$2,882	$4,146	$1,936	$1,936

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and have not yet determined the method of adoption or the effect of adopting SFAS No. 123R. In addition, we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	war or other international conflicts; and

•	• weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

Our Stock Price May Fluctuate Substantially Due to Factors Outside Our Control

The market price for our common stock may be affected by a number of factors outside our control, including the following:

•	the announcement of new products, services or enhancements by our competitors;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

These factors and fluctuations, as well as general economic, political and market conditions may materially adversely affect the market price of our common stock.

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. Our primary source of competition comes from online merchants that develop custom systems. These online merchants, who have made large initial investments to develop custom systems, may be less likely to adopt an outsourced transaction processing strategy or purchase our software. We also face competition from developers of other systems for commerce transaction processing such as E-One Global (an affiliate of First Data Corporation), Fair, Isaac, Lightbridge, Paymetrics, Retail Decisions, TrinTech and VeriSign. In addition, Visa and MasterCard have announced an Internet payment authentication process with password protection which is designed to reduce the potential for unauthorized card use on the internet, which may compete with our fraud screen services. Further, other companies, including financial services and credit companies such as First Data Corporation may enter the market and provide competing services. In the future, we may also compete with large Internet-centric companies that derive a significant portion of their revenues from e-Commerce and may offer, or provide a means for others to offer, e-Commerce transaction services.

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

We Have a History of Losses, May Incur Future Losses and Cannot Assure You that We Will Achieve Ongoing Profitability

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001, $12.5 million in 2002 and $5.4 million in 2003. As of December 31, 2004, we had incurred cumulative losses of $318.1 million. Fiscal year 2004 has been our only profitable year. We cannot give any assurances that we will realize sufficient revenues, and sufficiently limit expenses, to achieve ongoing profitability.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions.

Changes in Accounting Standards Regarding Stock Option Plans Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees, and Could Also Reduce Our Profitability

The Financial Accounting Standards Board (FASB) has issued its final standard that will require us to record a charge to earnings for employee stock option grants beginning with our third fiscal quarter of 2005. This regulation will negatively impact our earnings. See Note 1 to the Notes to Consolidated Financial Statements — Summary of Significant Accounting Policies: Accounting for Stock-Based Compensation. In addition, new regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 6.9%, 7.7% and 9.4% of our revenues in 2002, 2003 and 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2004, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect on Our Business and Stock Price

Section 404 of the Sarbanes-Oxley Act of 2002 requires, effective for our fiscal 2004, annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting

Firm addressing these assessments. The threshold for what constitutes a significant deficiency in internal control under Section 404 of the Sarbanes-Oxley Act has been set quite low and, during the course of our annual testing, we may find one or more material weaknesses or significant deficiencies. Furthermore, there is no guarantee that we will be able to remedy any deficiencies we may find in a cost effective manner and in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business and our stock price.

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

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CyberSource Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

March 7, 2005

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,052	$15,250
Short-term investments	31,651	29,111
Trade accounts receivable, net of allowances of $473 and $558 at December 31, 2004 and 2003	6,494	4,828
Prepaid expenses and other current assets	2,052	3,052

Total current assets	53,249	52,241
Property and equipment, net	1,746	2,195
Other noncurrent assets	285	371

Total assets	$55,280	$54,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$392	$500
Other accrued liabilities	5,549	8,279
Deferred revenue	1,840	1,833

Total current liabilities	7,781	10,612

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—33,431,290 in 2004 and 33,169,123 in 2003	33	33
Additional paid-in capital	361,057	362,257
Accumulated other comprehensive income (loss)	27	(16)
Accumulated deficit	(313,618)	(318,079)

Total stockholders’ equity	47,499	44,195

Total liabilities and stockholders’ equity	$55,280	$54,807

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Transaction and support	$28,737	$21,654	$20,029
Enterprise software	3,443	3,867	4,382
Professional services	4,529	1,982	3,613

Total revenues	36,709	27,503	28,024
Cost of revenues:
Transaction and support	9,389	7,858	9,597
Enterprise software	509	484	517
Professional services	2,125	951	1,870

Total cost of revenues	12,023	9,293	11,984
Gross profit	24,686	18,210	16,040
Operating expenses:
Product development	6,772	7,529	8,078
Sales and marketing	10,065	11,164	13,143
General and administrative	5,551	4,942	5,856
Restructuring and other non-recurring charges	(1,493)	467	2,473

Total operating expenses	20,895	24,102	29,550

Income (loss) from operations	3,791	(5,892)	(13,510)
Loss on investment in joint venture	—	(175)	(162)
Interest income	695	625	1,159
Interest expense	—	—	(1)

Income (loss) before taxes	4,486	(5,442)	(12,514)
Income tax provision	25	—	—

Net income (loss)	$4,461	$(5,442)	$(12,514)

Basic net income (loss) per share	$0.13	$(0.17)	$(0.38)

Diluted net income (loss) per share	$0.12	$(0.17)	$(0.38)

Weighted average number of shares used in computing basic net income (loss) per share	33,448	32,860	32,900

Weighted average number of shares used in computing diluted net income (loss) per share	35,884	32,860	32,900

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2001	32,884,796	$33	$362,662	$(100)	$(300,123)	$62,472
Issuance of common stock under stock option plans	307,868	—	311	—	—	311
Issuance of common stock under employee stock purchase plan	91,222	—	101	—	—	101
Repurchase of common stock, net	(518,300)	—	(1,026)	—	—	(1,026)
Foreign currency translation adjustment	—	—	—	24	—	24
Net loss	—	—	—	—	(12,514)	(12,514)

Comprehensive loss	—	—	—	—	—	(12,490)

Balance at December 31, 2002	32,765,586	33	362,048	(76)	(312,637)	49,368
Issuance of common stock under stock option plans	815,470	—	1,314	—	—	1,314
Issuance of common stock under employee stock purchase plan	71,767	—	130	—	—	130
Repurchase of common stock, net	(483,700)	—	(1,235)	—	—	(1,235)
Unrealized loss on short-term investments	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	75	—	75
Net loss	—	—	—	—	(5,442)	(5,442)

Comprehensive loss	—	—	—	—	—	(5,382)

Balance at December 31, 2003	33,169,123	33	362,257	(16)	(318,079)	44,195
Issuance of common stock under stock option plans	1,120,676	1	2,866	—	—	2,867
Issuance of common stock under employee stock purchase plan	71,691	—	221	—	—	221
Repurchase of common stock, net	(930,200)	(1)	(4,287)	—	—	(4,288)
Unrealized loss on short-term investments	—	—	—	(57)	—	(57)
Foreign currency translation adjustment	—	—	—	100	—	100
Net income	—	—	—	—	4,461	4,461

Comprehensive income	—	—	—	—	—	4,504

Balance at December 31, 2004	33,431,290	$33	$361,057	$27	$(313,618)	$47,499

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$4,461	$(5,442)	$(12,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,126	3,603	6,189
Loss on investment in joint venture	—	175	162
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,666)	(762)	648
(Increase) decrease in prepaid expenses and other current assets	355	(934)	139
(Increase) decrease in other noncurrent assets	86	729	(9)
Increase (decrease) in accounts payable	(108)	39	100
Decrease in other accrued liabilities	(2,730)	(1,806)	(2,765)
Increase (decrease) in deferred revenue	7	(210)	(412)

Net cash provided by (used) in operating activities	1,531	(4,608)	(8,462)
Investing activities:
Purchases of property and equipment	(677)	(382)	(153)
Investment in joint venture	—	(175)	—
Issuance of promissory note under loan agreement	—	—	(600)
Proceeds from payment of promissory note under loan agreement	645	—	—
Purchases of short-term investments	(69,855)	(60,737)	(64,490)
Maturities of short-term investments	67,258	57,581	66,387

Net cash provided by (used in) investing activities	(2,629)	(3,713)	1,144
Financing activities:
Principal payments on capital lease obligations	—	(18)	(36)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	3,088	1,444	412
Repurchase of common stock, net	(4,288)	(1,235)	(1,026)

Net cash provided by (used in) investing activities	(1,200)	191	(650)

Effect of foreign exchange rate changes on cash	100	75	24

Net decrease in cash and cash equivalents	(2,198)	(8,055)	(7,944)
Cash and cash equivalents at beginning of period	15,250	23,305	31,249

Cash and cash equivalents at end of period	$13,052	$15,250	$23,305

	Years Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$1
Non-cash activities:
Unrealized loss on short-term investments	$57	$15	$—

See accompanying notes.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The Company

CyberSource Corporation (“CyberSource” or the “Company”) provides secure electronic payment and risk management solutions to organizations that process orders for goods and services over the Internet. CyberSource’s payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. The Company’s risk and compliance management tools address complexities common to online merchants such as credit card fraud, online tax requirements and export controls. The Company’s reporting and management tools facilitate the automation of the flow of complex eCommerce processes, such as recurring billing and payment reconciliation. The Company partners with and connects to a large network of payment processors and other payment service providers to offer merchants a single source solution.

Basis of Presentation

The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiary are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were not material through December 31, 2004.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. SAB 104 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of those fees.

The Company derives its revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. In accordance with SOP 97-2 as amended, the Company had recognized enterprise software license and maintenance revenue when all elements of a contract had been delivered. For the periods through September 30, 2002, for enterprise software arrangements where maintenance was the only undelivered element, the Company had recognized the entire contract ratably over the term of the maintenance period as vendor-specific objective evidence (“VSOE”) of fair value for license or maintenance revenue had not been established. Beginning in the fourth quarter of 2002, the Company changed its maintenance pricing and established VSOE of fair value for new maintenance arrangements. As a result of establishing VSOE of fair value for maintenance revenue effective October 1, 2002, the Company recognizes software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. The Company uses the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) to recognize revenue when a software license includes one or more elements to be delivered at a future date and VSOE exists for all undelivered elements. The Company allocates revenue to each element based upon its fair value as determined by VSOE. The Company defers revenue for any undelivered elements and recognizes the deferred revenue when the product is delivered or over the period in which the service is performed.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives a significant portion of its professional services revenue from fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Professional services revenue is recognized separately from enterprise software and transaction processing fees because the arrangements qualify as service transactions as defined by SOP 97-2. These services are accounted for separately from enterprise software and transaction processing fees as they are not essential to the functionality of the licensed software, and represent services available from other vendors. Revenue and the related costs for these projects are recognized using the percentage-of-completion method. Estimates are made regarding percent complete based on original hours budgeted and projected hours to complete the projects and revisions to estimates are reflected in the period in which changes become known. The Company has not had significant losses on professional services engagements to date.

Provisions are provided for sales returns and are based on historical experience and other known factors. For the years ended December 31, 2004, 2003 and 2002, no customer accounted for more than 10% of total revenues.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2004 and 2003, cash equivalents consist primarily of investments in money market funds.

Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are primarily composed of government and corporate bonds with an original maturity greater than three months and less than one year. Also included in short-term investments are approximately $9.2 million in auction rate securities with final maturities ranging from 22 to 40 years. Although some maturities may extend beyond one year, these securities are available to be used for current operations and therefore, are classified as short-term investments as all of the Company’s auction rate securities have auction dates within at least one year of the prior auction date. The carrying amounts of the Company’s short-term investments approximate fair market value due to the short-term nature of these instruments. Cash, cash equivalents and short-term investments consist of the following as of December 31, 2004 and 2003 (in thousands):

	Carrying Value at December 31, 2004	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2004
Cash and cash equivalents:
Cash	$1,912	$—	$—	$1,912
Money market funds	11,140	—	—	11,140

Total cash and cash equivalents	13,052	—	—	13,052

Short-term investments:
Municipal bonds	10,226	—	(2)	10,224
Corporate debt	11,468	—	(40)	11,428
U.S. Government and agency securities	10,029	—	(30)	9,999

Total short-term investments	31,723	—	(72)	31,651

Total cash, cash equivalents and short-term investments	$44,775	$—	$(72)	$44,703

	Carrying Value at December 31, 2003	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2003
Cash and cash equivalents:
Cash	$809	$—	$—	$809
Money market funds	14,441	—	—	14,441

Total cash and cash equivalents	15,250	—	—	15,250

Short-term investments:
Municipal bonds	6,904	—	—	6,904
Corporate debt	10,234	5	(14)	10,225
U.S. Government and agency securities	11,988	15	(21)	11,982

Total short-term investments	29,126	20	(35)	29,111

Total cash, cash equivalents and short-term investments	$44,376	$20	$(35)	$44,361

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses on short-term investments, which represent the difference between the fair market value and the amortized cost, were $72,000 as of December 31, 2004 and $15,000 as of December 31, 2003. There were no realized gains or losses from the sale of short-term investments during fiscal 2004, 2003 or 2002.

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

The accounts receivable of the Company and its subsidiaries are derived from sales to customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers. The Company generally does not require collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2004 and 2003, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2004 and 2003, the percentage of accounts receivable due from foreign customers was 16% and 15%, respectively.

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

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Computer equipment and software	$21,256	$20,565
Furniture and fixtures	1,731	1,840
Office equipment	1,401	1,375
Leasehold improvements	2,793	2,724

	27,181	26,504
Less accumulated depreciation and amortization	25,435	24,309

	$1,746	$2,195

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

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $0.1 million, $0.2 million and $0.5 million during the years ended December 31, 2004, 2003 and 2002, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and has continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, no compensation has been recognized for the Company’s stock-based compensation. If compensation expense for the Company’s stock-based compensation had been determined based on the fair value of the stock grants, our net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$4,461	$(5,442)	$(12,514)
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(3,392)	(6,206)	(8,271)

Pro forma net income (loss)	$1,069	$(11,648)	$(20,785)

Basic net income (loss) per share, as reported	$0.13	$(0.17)	$(0.38)

Pro forma basic net income (loss) per share	$0.03	$(0.35)	$(0.63)

Diluted net income (loss) per share, as reported	$0.12	$(0.17)	$(0.38)

Pro forma diluted net income (loss) per share	$0.03	$(0.35)	$(0.63)

Total stock-based employee compensation expense determined under fair value based methods for all awards is shown net of tax related effects for 2004 and gross of tax related effects for 2003 and 2002 as the Company had incurred losses through 2003.

The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model in 2004, 2003 and 2002 with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Stock options:
Risk-free interest rate	3.43%	2.97%	3.82%
Dividend yield	—	—	—
Volatility	0.75	0.59	0.69
Expected life (years)	4	4	4
Employee stock purchase plan shares:
Risk-free interest rate	1.61%	1.08%	1.72%
Dividend yield	—	—	—
Volatility	0.75	0.59	0.69
Expected life (months)	6	6	6

The weighted average fair value of options granted, which is the value assigned to the options under SFAS 123, was $2.86, $1.16 and $1.06 per share for options granted during 2004, 2003 and 2002, respectively. The weighted average fair value assigned to shares purchased under the employee stock purchase plan under SFAS 123, was $1.44, $0.74 and $0.47 per share during 2004, 2003 and 2002, respectively.

The Company applies SFAS 123 and EITF 96-18 “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” with respect to options issued to non-employees.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

If the Company had reported net income for the years ended December 31, 2003 and 2002, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,699,481 and 1,079,777 shares of common stock, respectively The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the “as-if converted” method.

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

Accumulated Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of its net income (loss) and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and foreign currency translation gains or losses.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption or the effect of adopting SFAS No. 123R. In addition, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

2.	Strategic Alliance

In June 2002, the Company entered into an Original Equipment Manufacturer agreement (“OEM Agreement”) with Miva Corporation (“Miva”), a privately-held provider of eCommerce software and services to small and medium-sized businesses. Under the terms of the OEM Agreement, the Company’s transaction processing services are being resold to the customers of Miva. Revenue generated under the OEM Agreement is being shared equally between the Company and Miva, after certain costs associated with delivering such services have been reimbursed to both parties.

In conjunction with the OEM Agreement, the Company and Miva also entered into a loan agreement whereby the Company provided an initial loan to Miva of $0.3 million in June 2002 and an additional loan of $0.3 million in August 2002 pursuant to a promissory note. Miva’s share of revenue under the OEM Agreement must first be used to repay the indebtedness outstanding under the loan. Any remaining principal and accrued interest was payable in full in June 2004. The loan accrued interest at an annual rate of 5% and was secured by substantially all of Miva’s assets. The Company recognized interest income related to the loan on a cash basis. In conjunction with the loan agreement, the Company also received a warrant to purchase 680,550 shares of Miva’s common stock at an exercise price of $0.28 per share. The warrant was fully vested, was to expire in June 2004 and had been assessed a value of approximately $95,000 using the Black-Scholes valuation model.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, Miva was acquired by a third party, FindWhat.com. As a result, the Company waived its right to the warrant and wrote-off the value associated with the warrant accordingly. The principal and accrued interest on the loan had been classified as other current assets in the Company’s consolidated balance sheet as of December 31, 2003. In January 2004, the Company received payment in full from Miva of all principal and accrued interest on the outstanding loan classified as other current assets in the Company’s consolidated balance sheet as of December 31, 2003.

3.	Balance Sheet Detail

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Employee benefits and related expenses	$1,990	$1,522
Accrued restructuring related expenses	19	2,415
Deferred rent	321	481
Accrued cost of revenues	635	405
Other liabilities	2,584	3,456

Total other accrued liabilities	$5,549	$8,279

4.	Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners, which expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. As of December 31, 2003, the Company has contributed $0.9 million to the joint venture. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. For each of the years ended December 31, 2003 and 2002, the Company recorded losses from investment in the joint venture of approximately $0.2 million. As of June 30, 2002, the Company had recognized losses to the extent of its historical investment. In 2003, the Company made additional contributions to the joint venture totaling approximately $0.2 million, all of which were recorded as losses in the period the contribution occurred. In 2004, the Company made no additional contributions to the joint venture.

5.	Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations as principally three segments, e-Commerce transaction services and support, enterprise software and professional services and manages the business based on the revenues and cost of revenues of these segments. Additionally, revenues from outside the United States were 9.4%, 7.7% and 6.9% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, no customer accounted for more than 10% of revenues.

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the years ended December 31, 2004, 2003 and 2002. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	December 31,
	2004	2003	2002
Revenues:
Commerce transaction services and support	$28,737	$21,654	$20,029
Enterprise software	3,443	3,867	4,382
Professional services	4,529	1,982	3,613

Total revenues	$36,709	$27,503	$28,024

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2004	2003	2002
Cost of revenues:
Commerce transaction services and support	$9,389	$7,858	$9,597
Enterprise software	509	484	517
Professional services	2,125	951	1,870

Total cost of revenues	$12,023	$9,293	$11,984

6.	Restructuring Charges

During the year ended December 31, 2004, the Company recorded a non-recurring restructuring reversal of $1.5 million. During the years ended December 31, 2003 and 2002, the Company recorded non-recurring restructuring charges totaling $0.5 million and $2.5 million, respectively. The non-recurring restructuring activity is summarized below:

	December 31,
	2004	2003	2002
Worldwide workforce reductions	$—	$370	$295
Facilities and equipment charges	(1,493)	97	2,047
Other non-recurring charges	—	—	131

Total restructuring and other non-recurring charges	$(1,493)	$467	$2,473

The Company recorded restructuring charges of approximately $0.4 million and $0.3 million in 2003 and 2002, respectively, related to the reduction of its workforce worldwide to realign its resources to better manage and control the business. During 2003, the Company reduced its workforce by 11 employees of which 8 were in sales and marketing; 2 were in product development; and 1 was in operations. During 2002, the Company reduced its workforce by 12 employees of which 8 were in sales and marketing; 3 were in product development; and 1 was in general and administrative services. As of December 31, 2003, all amounts related to severance and benefits had been paid.

The Company also recorded facility-related restructuring charges of approximately $0.1 million and $2.0 million in 2003 and 2002, respectively. During 2001, the Company closed its St. Louis, Missouri facility, exited certain under-utilized space in its Mountain View, California and Austin, Texas facilities and consolidated its data centers. During 2002, the Company reassessed its initial estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During 2003, the Company again reassessed its revised estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, the Company recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. Also during 2003, the Company was able to sublease a portion of its St. Louis, Missouri facility and recorded a recovery of $0.2 million. During the fourth quarter of 2004, the Company re-evaluated its future facility needs and determined that its forecasted growth would require the utilization of the unoccupied space in its Mountain View, California facility beginning in 2005. As a result, the Company decided to no longer market the available space at its Mountain View, California facility, and extended its lease on this facility through December 2011. As a result, the Company reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the costs and activities during fiscal 2004, related to the 2001 restructuring charges (in thousands):

	Balance at December 31, 2003	Adjustment to Restructuring Charge	Cash Payments	Non-cash Charges	Balance at December 31, 2004
Facilities related charges	$2,415	$(1,493)	$(903)	$—	$19

	$2,415	$(1,493)	$(903)	$—	$19

As of December 31, 2004, the remaining accrued restructuring charges related to redundant facilities costs which will be paid over the remaining lease term.

7.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2004	2003
Cumulative foreign currency translation adjustment	$99	$(1)
Unrealized loss on short-term investments	(72)	(15)

Accumulated other comprehensive income (loss)	$27	$(16)

8.	Commitments

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2011. Rental expense was approximately $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in property and equipment, aggregated approximately $1.8 million at December 31, 2004 and 2003. Related accumulated amortization was approximately $1.8 million at December 31, 2004 and 2003. Amortization expense related to assets under capital leases is included with depreciation expense.

Future minimum lease payments under noncancelable operating leases at December 31, 2004 are as follows (in thousands):

Year ending December 31,	Operating Leases	Amount Included in Accrued Restructuring	Remaining Obligation
2005	$2,882	$19	$2,863
2006	2,842	—	2,842
2007	1,304	—	1,304
2008	968	—	968
2009	968	—	968
2010 and thereafter	1,936	—	1,936

Total minimum payments	$10,900	$19	$10,881

9.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors has the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2004, there are no shares of preferred stock outstanding.

Common Shares

The Company is authorized to issue 50,000,000 shares of common stock. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors.

The Company has reserved shares of common stock for future issuance at December 31, 2004 as follows:

1998 and 1999 Stock Option Plans:
Options outstanding	6,182,832
Options available for future grants	3,829,882
1999 Employee Stock Purchase Plan—shares available for future purchase	243,918

10,256,632

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

In January 1999, the Company adopted its 1999 Stock Option Plan (the “1999 Option Plan”). The Company has reserved 2,500,000 shares of common stock for issuance under the 1999 Option Plan. The provisions of the 1999 Plan are similar to those of the 1998 Option Plan. In May 2000, September 2000 and May 2004, the Company reserved 3,500,000, 1,000,000 and 2,000,000 additional shares, respectively, of common stock under the 1999 Option Plan.

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

In September 2000, the Company assumed the PaylinX Stock Option Plan. During 2004, the Company retired the unissued shares available for grant. Options previously granted under this plan that have not yet expired or otherwise become unexercisable continue to be administered under such plan, and any portions that expire or become unexercisable for any reason shall be canceled and be unavailable for future issuance.

The following table summarizes information about the Company’s stock option activity under the 1998 Option Plan, the 1999 Option Plan and the 1999 Nonqualified Option Plan.

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2001	5,164,748	6,548,315	$9.29
Options granted	(2,427,500)	2,427,500	$1.66
Options exercised	—	(307,868)	$1.01
Options canceled	2,850,814	(2,850,814)	$10.10

Balance at December 31, 2002	5,588,062	5,817,133	$6.14
Options granted	(2,048,000)	2,048,000	$2.42
Options exercised	—	(815,470)	$1.61
Options canceled	1,108,612	(1,108,612)	$6.35

Balance at December 31, 2003	4,648,674	5,941,051	$5.45
Additional shares reserved	2,000,000	—	—
Options granted	(2,046,500)	2,046,500	$5.24
Options exercised	—	(1,120,676)	$2.56
Options canceled	684,043	(684,043)	$7.27
Options retired	(1,456,335)	—	$5.86

Balance at December 31, 2004	3,829,882	6,182,832	$5.70

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at December 31, 2004:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.05–$ 1.13	305,604	$1.07	6.10	286,922	$1.06
$ 1.25–$ 1.60	918,218	$1.59	7.08	588,068	$1.59
$ 1.63–$ 2.25	1,308,389	$2.13	7.91	584,361	$2.07
$ 2.37–$ 4.92	660,512	$3.56	8.04	324,927	$3.19
$ 4.96–$ 4.96	1,024,435	$4.96	9.05	214,104	$4.96
$ 5.00–$ 6.75	1,029,062	$6.17	6.64	818,779	$6.33
$ 6.80–$ 64.63	936,612	$18.05	6.32	687,528	$22.00

	6,182,832	$5.70		3,504,689	$7.09

At December 31, 2003 and 2002, 3,234,683 and 2,948,052 options were exercisable at a weighted average exercise price of $7.94 and $8.23, respectively.

Employee Stock Purchase Plan

In June 1999, the Company’s board of directors and stockholders adopted the 1999 Employee Stock Purchase Plan and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. In May 2004, the Company reserved an additional 200,000 shares of common stock for issuance under the 1999 Employee Stock Purchase Plan. During the year ended December 31, 2004, the Company issued 71,691 shares of common stock to employees under the terms of the plan. As of December 31, 2004, 243,918 shares remain available for purchase under the plan.

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

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase shares of the Company’s common stock. During the twelve months ended January 21, 2004, the Company repurchased 483,700 shares at an average price of $2.55 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 22, 2004, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2004 to repurchase additional shares of the Company’s common stock. During the period beginning January 22, 2004 and ended December 31, 2004, the Company repurchased 930,200 shares at an average price of $4.61 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

11.	Related Party Transactions

The Chief Executive Officer of the Company was the Chairman of the Board of Beyond.com. On January 24, 2002, Beyond.com filed for protection under Chapter 11 of the Bankruptcy Code. For the years ended December 31, 2004 and 2003, no sales were made to Beyond.com. For the year ended December 31, 2002, sales of transaction and support services totaling $28,000 were made to Beyond.com.

For the years ended December 31, 2004, 2003 and 2002, legal fees of approximately $0.5 million, $0.3 million and $0.2 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company is a partner. As of December 31, 2004 and 2003, the Company had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The terms of the Company’s contracts with the above-related parties are consistent with its contracts with other independent parties.

12.	Litigation and Contingencies

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource. On July 2, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and final approval by the court overseeing the IPO litigations. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “‘154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and it served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event it later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. Based on the Company’s review of the cited prior art references and the re-examination request, it does not believe that the PTO will invalidate the ‘154 Patent. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

13.	Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2004	2003
Domestic	$3,358	$(5,503)
Foreign	1,128	61

Income (loss) before taxes	$4,486	$(5,442)

The Company’s provision for income taxes consists of the following (in thousands):

	December 31,
	2004	2003
Current income taxes:
Federal	$15	$—
State	10	—
Foreign	—	—

Total current income tax expense	25	—

A reconciliation between the tax provision computed at the statutory income tax rate of 35% and the Company’s actual effective income tax provision is as follows (in thousands):

	December 31,
	2004	2003
Tax provision at statutory rate of 35%	$1,570	$(1,905)
Other	15	—
Domestic and foreign net operating losses utilized	(1,560)	(18)
Increased valuation allowance	—	1,923

Provision for income taxes	$25	$—

As of December 31, 2004, the Company has approximately $157.9 million federal and $72.6 million state net operating loss carryforwards to reduce future taxable income.

As of December 31, 2004, the Company also has research and experimentation tax credit carryforwards of approximately $1.1 million and $0.7 million for federal and state income tax purposes, respectively.

The net operating loss and credit carryforwards will expire at various dates beginning in 2005 through 2014, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$59,054	$56,940
Research credit carryforwards	1,806	950
Other, net	2,697	4,760

Deferred tax assets	$63,557	$62,650
Deferred tax liability	—	—

Net deferred tax assets	$63,557	$62,650
Valuation allowance	(63,557)	(62,650)

Net deferred tax assets	$—	$—

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has placed a full valuation allowance against its otherwise recognizable deferred tax assets.

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

15.	Net Income (Loss) Per Share Computation

The following table reconciles the numerators and denominators of the net income (loss) per share calculation for the years ended December 31, 2004, 2003 and 2002 (in thousands, except per share data):

	December 31,
	2004	2003	2002
Basic net income (loss) per share computation:
Net income (loss)	$4,461	$(5,442)	$(12,514)

Net income (loss) attributable to common stockholders	$4,461	$(5,442)	$(12,514)

Weighted-average common shares outstanding	33,448	32,860	32,900

Basic net income (loss) per share attributable to common stockholders	$0.13	$(0.17)	$(0.38)

Diluted net income (loss) per share computation:
Net income (loss)	$4,461	$(5,442)	$(12,514)

Net income (loss) attributable to common stockholders	$4,461	$(5,442)	$(12,514)

Weighted-average common shares outstanding	33,448	32,860	32,900
Incremental shares attributable to the assumed purchase of shares through the employee stock purchase plan	10	—	—
Incremental shares attributable to the assumed exercise of outstanding options	2,426	—	—

Total adjusted weighted average common shares	35,884	32,860	32,900

Diluted net income (loss) per share attributable to common stockholders	$0.12	$(0.17)	$(0.38)

16.	Guarantees

The Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2004 or 2003.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2004 and 2003 is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2004
Revenues	$8,476	$8,623	$9,219	$10,391	$36,709
Gross profit	6,025	6,021	5,960	6,680	24,686
Net income	630	558	598	2,675	4,461
Basic net income per share	$0.02	$0.02	$0.02	$0.08	$0.13
Diluted net income per share	$0.02	$0.02	$0.02	$0.07	$0.12

Fiscal 2003
Revenues	$6,373	$6,502	$6,949	$7,679	$27,503
Gross profit	3,958	4,138	4,661	5,453	18,210
Net income (loss)	(2,092)	(2,014)	(1,392)	56	(5,442)
Basic and diluted net income (loss) per share	$(0.06)	$(0.06)	$(0.04)	$0.00	$(0.17)

The second quarter fiscal 2003 net loss includes a facility restructuring recovery of $0.2 million, offset by severance and benefit restructuring charges of $0.1 million.

The third quarter fiscal 2003 net loss includes severance and benefit restructuring charges of $0.2 million.

The fourth quarter fiscal 2003 net loss includes facility restructuring charges of $0.3 million.

The fourth quarter fiscal 2004 net income includes reversals of facility restructuring charges of $1.5 million.

18.	Subsequent Events (unaudited)

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the period beginning February 1, 2005 and ended March 2, 2005, the Company has repurchased 314,300 shares at an average price of $5.41 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A:	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d -15(f)) for the Company. Management designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The internal controls procedures were designed with the objective of providing reasonable assurance that the Company’s transactions are properly authorized, its assets are safeguarded against unauthorized acquisition, use or disposition and its transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal controls over financial reporting. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In the course of this evaluation, the Company sought to identify data errors, controls problems or acts of fraud. Our internal controls over financial reporting are evaluated on an ongoing basis by our finance department. The overall goal of these various evaluation activities is to monitor our internal controls over financial reporting and to make modifications as necessary; our intent in this regard is that the internal controls over financial reporting will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its internal controls over financial reporting are effective. It should be noted that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited management’s assessment, included in the accompanying Management Assessment of Internal Control, that CyberSource Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CyberSource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CyberSource Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CyberSource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CyberSource Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2004 of CyberSource Corporation and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Palo Alto, California

March 7, 2005

ITEM 9B:	OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11:	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial	Statements

The following documents are filed as part of this Report:

2.    Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is listed on page 51 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.    Index to Exhibits

See Index to Exhibits on page 52.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 10th day of March, 2005.

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

Signature	Title	Date

/s/ WILLIAM S. MCKIERNAN William S. McKiernan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2005

/s/ STEVEN D. PELLIZZER Steven D. Pellizzer	Chief Financial Officer and Vice President of Finance (Principal Financial Officer)	March 10, 2005

/s/ JOHN J. MCDONNELL, JR. John J. McDonnell, Jr.	Director	March 10, 2005

/s/ STEVEN P. NOVAK Steven P. Novak	Director	March 10, 2005

/s/ RICHARD SCUDELLARI Richard Scudellari	Director	March 10, 2005

/s/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 10, 2005

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2002, 2003 and 2004

(In thousands)

	Balance at Beginning of Year	Amounts Charged to Revenue, Costs, or Expenses	Write- offs and Recoveries	Balance at End of Year
2002
Allowance for Doubtful Accounts	$1,008	$—	$335	$673
2003
Allowance for Doubtful Accounts	$673	$50	$165	$558
2004
Allowance for Doubtful Accounts	$558	$170	$255	$473

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)*	Certificate of Incorporation of the Registrant, as amended.

3.2(1)*	Bylaws of the Registrant, as amended.

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1(1)*+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)*+	1998 Stock Option Plan.

10.3(1)*+	1999 Stock Option Plan, as amended

10.4(2)x	Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.

10.5(3)x	Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.6(4)x	Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.7(5)	Amended and Restated Investors’ Rights Agreement dated October 21 1998.

10.8(6)+	1999 Employee Stock Purchase Plan.

10.9(7)x	CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com Corporation.

10.10(8)+x	1999 Nonqualified Stock Option Plan, as amended.

10.11(9)x	Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.

10.12(10)	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.

10.13	Second Amendment, dated December 30, 2004, to Lease, dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.

10.14	Oral Employment Agreements with Directors and Named Executive Officers.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to Page 50.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 10, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 10, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 10, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 10, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	(1) Previously filed as an exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(2)	Previously filed as exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(3)	Previously filed as exhibit 10.10 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(4)	Previously filed as exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(5)	Previously filed as exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(6)	Previously filed as exhibit 10.14 to the Registrant’s registration statement on Form S-1 (No. 333-77565).

(7)	Previously filed as exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-89337).

(8)	Previously filed as exhibit 10.17 to the Registrant’s registration statement on Form S-1 (No. 333-89337).

(9)	Previously filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-89337).

(10)	Previously filed as exhibit 10.19 to the Registrant’s Form 10-K for the year 1999 (No. 000-26477).

x	Confidential treatment granted as to portions of this exhibit.

+	Management contract or compensation plan, contract or arrangement.