Form 10-Q
period 2005-06-30
CYBERSOURCE CORP
filed 2005-08-05
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

As of July 25, 2005, there were 33,373,889 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 31 pages with the Index to Exhibits located on page 26.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,856	$13,052
Short-term investments	32,022	31,651
Accounts receivable, net	6,520	6,494
Prepaid expenses and other current assets	2,771	2,052

Total current assets	53,169	53,249

Property and equipment, net	2,095	1,746
Other noncurrent assets	517	285

Total assets	$55,781	$55,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$510	$392
Employee benefits and related expenses	1,543	1,990
Accrued restructuring related charges	—	19
Accrued cost of revenues	986	635
Other accrued liabilities	2,507	2,905
Deferred revenue	1,683	1,840

Total current liabilities	7,229	7,781

Stockholders’ equity:
Common stock	33	33
Additional paid-in capital	359,794	361,057
Accumulated other comprehensive income (loss)	(78)	27
Accumulated deficit	(311,197)	(313,618)

Total stockholders’ equity	48,552	47,499

Total liabilities and stockholders’ equity	$55,781	$55,280

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2004.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Transaction and support	$9,754	$6,582	$19,014	$13,055
Enterprise software	1,116	1,006	2,251	1,881
Professional services	1,042	1,035	1,807	2,163

Total revenues	11,912	8,623	23,072	17,099

Cost of revenues:
Transaction and support	4,031	2,021	7,553	3,896
Enterprise software	370	103	501	200
Professional services	509	478	898	957

Cost of revenues	4,910	2,602	8,952	5,053

Gross profit	7,002	6,021	14,120	12,046

Operating expenses:
Product development	1,972	1,640	3,938	3,330
Sales and marketing	2,600	2,556	5,544	5,044
General and administrative	1,287	1,383	2,701	2,746

Total operating expenses	5,859	5,579	12,183	11,120

Income from operations	1,143	442	1,937	926
Interest income, net	292	133	537	298

Income before income taxes	1,435	575	2,474	1,224

Income tax provision	32	17	53	36

Net income	$1,403	$558	$2,421	$1,188

Basic earnings per share	$0.04	$0.02	$0.07	$0.04

Diluted earnings per share	$0.04	$0.02	$0.07	$0.03

Weighted average number of shares used in computing basic earnings per share	33,174	33,630	33,246	33,430

Weighted average number of shares used in computing diluted earnings per share	35,568	37,030	35,441	36,238

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,421	$1,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	375	698
Changes in operating assets and liabilities:
Accounts receivable	(26)	(373)
Prepaid expenses and other current assets	(719)	100
Other noncurrent assets	(232)	—
Accounts payable	118	(122)
Accrued liabilities	(513)	(287)
Deferred revenue	(157)	(1)

Net cash provided by operating activities	1,267	1,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(724)	(678)
Proceeds from payment of promissory note under loan agreement	—	645
Purchases of short-term investments	(32,858)	(48,416)
Maturities of short-term investments	32,523	46,106

Net cash used in investing activities	(1,059)	(2,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	977	1,970
Proceeds from employee stock purchase plan	165	80
Repurchase of common stock	(2,405)	(121)

Net cash provided by (used in) financing activities	(1,263)	1,929
Effect of exchange rate changes on cash	(141)	5

Increase (decrease) in cash and cash equivalents	(1,196)	794
Cash and cash equivalents at beginning of period	13,052	15,250

Cash and cash equivalents at end of period	$11,856	$16,044

	Six Months Ended June 30,
	2005	2004
Non-cash activities:
Unrealized gain (loss) on short-term investments	36	(43)

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 10, 2005, SEC File No. 000-26477.

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

Had compensation cost been determined using the fair value method, the Company’s actual net income and basic and diluted earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,403	$558	$2,421	$1,188
Stock-based employee compensation expense included in reported net income	—	—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(842)	(756)	(1,484)	(1,861)

Pro forma net income (loss)	$561	$(198)	$937	$(673)

Basic earnings per share, as reported	$0.04	$0.02	$0.07	$0.04

Basic earnings (loss) per share, proforma	$0.02	$(0.01)	$0.03	$(0.02)

Diluted earnings per share, as reported	$0.04	$0.02	$0.07	$0.03

Diluted earnings (loss) per share, proforma	$0.02	$(0.01)	$0.03	$(0.02)

Total stock-based employee compensation expense determined under the fair value based method for all awards is shown net of tax related effects for the three and six months ended June 30, 2005 and gross of tax related effects for the three and six months ended June 30, 2004 as the Company had a pro forma net loss for the three and six months ended June 30, 2004.

For stock options and employee stock purchase plan shares granted during the three and six months ended June 30, 2005 and 2004, the Company determined the fair value at the date of grant or purchase using the Black-Scholes valuation model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options:
Risk-free interest rate	3.69%	3.72%	3.69%	3.36%
Dividend yield	—	—	—	—
Volatility	0.64	0.70	0.64	0.70
Expected life (years)	4.12	4	4.12	4

Employee stock purchase plan shares:
Risk-free interest rate	3.03%	1.36%	3.03%	1.18%
Dividend yield	—	—	—	—
Volatility	0.51	0.70	0.51	0.70
Expected life (months)	6	6	6	6

The weighted average fair value of options granted was $3.44 and $4.20 per share for options granted during the three months ended June 30, 2005 and 2004, respectively. The weighted average fair value for shares granted under the employee stock purchase plan was $1.79 and $1.51 per share during the three months ended June 30, 2005 and 2004, respectively.

The weighted average fair value of options granted was $2.90 and $2.72 per share for options granted during the six months ended June 30, 2005 and 2004, respectively. The weighted average fair value for shares granted under the employee stock purchase plan was $1.61 and $1.23 per share during the six months ended June 30, 2005 and 2004, respectively.

2. SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three and six months ended June 30, 2005 and 2004. There were no inter-segment sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Transaction and support	$9,754	$6,582	$19,014	$13,055
Enterprise software	1,116	1,006	2,251	1,881
Professional services	1,042	1,035	1,807	2,163

Total revenues	$11,912	$8,623	$23,072	$17,099

Cost of revenues:
Transaction and support	$4,031	$2,021	$7,553	$3,896
Enterprise software	370	103	501	200
Professional services	509	478	898	957

Total cost of revenues	$4,910	$2,602	$8,952	$5,053

Additionally, no customer accounted for more than 10.0% of the Company’s revenues during the three and six months ended June 30, 2005 and 2004.

3. RESTRUCTURING CHARGES

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business. Specific actions included reducing the Company’s workforce worldwide by 95 employees and consolidating excess facilities, including the closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During 2002, the Company reassessed its initial estimate of probable costs and the sublease timeline associated with subleasing excess leased facilities. The reassessment was prompted by a further decline in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframe originally planned. As a result, the Company recorded an additional charge of $2.0 million during the fourth quarter of fiscal 2002 relating to the facilities located in Mountain View, California and Austin, Texas. This additional charge considered then current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2003. During 2003, the Company again reassessed its revised estimate of future sublease income and the related sublease timeline associated with subleasing excess leased facilities. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased in the timeframe assumed in December 2002. As a result, the Company recorded an additional charge of $0.3 million relating to the facilities located in Mountain View, California and Austin, Texas. The additional charge considered current lease rates for similar facilities as well as costs associated with the estimated added holding period through December 2004. During the fourth quarter of 2004, the Company re-evaluated its future facility needs and determined that its forecasted growth would require the utilization of the unoccupied space in its Mountain View, California facility beginning in 2005. As a result, the Company decided to no longer market the available space at its Mountain View, California facility, and extended its lease on this facility through December 2011. As a result, the Company reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility. The following table summarizes the costs and activities during the first six months of fiscal 2005, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2004	Cash Payments	Non-cash Charges/ Recoveries	Balance at June 30, 2005
Facilities	$19	$19	$—	$—

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$1,403	$558	$2,421	$1,188
Change in cumulative translation adjustment	(174)	(21)	(141)	5
Unrealized gain (loss) on short-term investments	24	(56)	36	(43)

Comprehensive income	$1,253	$481	$2,316	$1,150

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

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the period beginning February 1, 2005 and ended June 30, 2005, the Company repurchased 443,000 shares at an average price of $5.43 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

7. RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of expenses associated with share based payments to employees. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R and has not yet determined the method of adoption of SFAS No. 123R. The adoption of SFAS No. 123R will have a significant impact on the Company’s results of operations, although it is not expected to have any impact on its overall financial position. The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. In addition, the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

In addition, the Company from time to time enters into certain types of contracts that contingently require the Company to indemnify parties against third-party claims. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2005 or 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to: (a) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (b) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (c) statements that higher processing fees paid to third parties related to our global acquiring services will continue to increase in absolute dollars as the related revenue increases; (d) statements regarding our expectation that product development expenses for the three months ended September 30, 2005 will moderately increase in absolute dollars, and be relatively consistent as a percentage of revenues compared to the three months ended June 30, 2005, as we support development of newly offered services and other related internal systems; (e) statements regarding our expectation that sales and marketing expenses for the three months ended September 30, 2005 will moderately increase in absolute dollars as compared to the three months ended June 30, 2005, and that, as a percentage of revenue, sales and marketing expenses in the three months ended September 30, 2005 will be relatively consistent with the three months ended June 30, 2005; (f) statements regarding our expectation that general and administrative expenses in the three months ended September 30, 2005, will increase in absolute dollars and as a percentage of revenue as compared to the three months ended June 30, 2005, due primarily to higher third party professional fees; (g) statements regarding our belief that the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized, at which point, we would reverse all or a portion of our valuation allowance, thus resulting in an income tax benefit; (h) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (i) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (j) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (k) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (l) statements regarding the rapid growth in the use of and interest in the Internet; (m) statements regarding the increase in the significance of the Internet as a commercial marketplace; (n) the statement regarding our belief that our systems and processes would enable us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency; (o) statements regarding our belief that the potential adverse effects of a lawsuit would be borne by insurers; (p) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows; (q) our belief that the United States Patent and Trademark Office will not invalidate the Company’s U.S. Patent No. 6,029,154; (r) our belief that an adverse outcome in a lawsuit relating to such patent would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (s) our belief that a material obligation is improbable under provisions whereby we indemnify each of our customers against certain liabilities and damages; and (t) our determination that forecasted growth would require the utilization of the unoccupied space in our Mountain View, California facility beginning in 2005; and (u) that the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position.

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

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. We have incurred significant losses since our inception, and through June 30, 2005 had incurred cumulative losses of approximately $315.7 million.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of June 30, 2005, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	41.2	30.2	38.8	29.6

Gross profit	58.8	69.8	61.2	70.4

Operating expenses:
Product development	16.6	19.0	17.1	19.5
Sales and marketing	21.8	29.6	24.0	29.5
General and administrative	10.8	16.0	11.7	16.0

Total operating expenses	49.2	64.6	52.8	65.0

Income from operations	9.6	5.2	8.4	5.4
Interest and other income, net	2.5	1.5	2.3	1.7

Income before income taxes	12.1	6.7	10.7	7.1
Income tax provision	0.3	0.2	0.2	0.2

Net income	11.8%	6.5%	10.5%	6.9%

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues. Revenues were $11.9 million for the three months ended June 30, 2005, as compared to $8.6 million for the three months ended June 30, 2004, an increase of approximately $3.3 million or 38.1%. Transaction and support revenues were $9.8 million for the three months ended June 30, 2005, as compared to $6.6 million for the three months ended June 30, 2004, an increase of approximately $3.2 million or 48.2%. Approximately 50% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended June 30, 2005. Global acquiring revenues represented 24.2% of our transaction and support revenues for the three months ended June 30, 2005, as compared to 6.2% for the three months ended June 30, 2004. We processed approximately 147.2 million transactions during the three months ended June 30, 2005, as compared to approximately 100.0 million processed during the three months ended June 30, 2004. Enterprise software license and maintenance revenues were $1.1 million during the three months ended June 30, 2005, as compared to $1.0 million for the three months ended June 30 2004, an increase of approximately $0.1 million or 10.9%. The increase in software license and maintenance revenues was due primarily to an increase in third party license revenues during the three months ended June 30, 2005. Professional services revenues were $1.0 million for the three months ended June 30, 2005, consistent with the $1.0 million for the three months ended June 30, 2004. No customer accounted for more than 10.0% of our revenues during the three months ended June 30, 2005 and 2004.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, fees to third parties, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $4.0 million or 41.3% of transaction and support revenues for the three months ended June 30, 2005, as compared to $2.0 million or 30.7% of transaction and support revenues for the three months ended June 30, 2004. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties related to our global acquiring services, which is a variable cost that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. Enterprise software cost of revenues is composed of customer support personnel costs, third-party fees and fulfillment costs. Enterprise software cost of revenues was $0.4 million or 33.2 % of enterprise software revenues for the three months ended June 30, 2005, as compared to $0.1 million or 10.2% of enterprise software revenues for the three months ended June 30, 2004. The increase in absolute dollars and as a percentage of enterprise software revenue is primarily due to an increase in third-party license fees, resulting from the increase in third party license revenue. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.5 million or 48.8% of professional services revenues for the three months ended June 30, 2005, consistent with the $0.5 million or 46.2% of professional services revenues for the three months ended June 30, 2004. During the three months ended June 30, 2005, we reversed $48,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.0 million for the three months ended June 30, 2005, as compared to $1.6 million for the three months ended June 30, 2004, an increase of approximately $0.3 million or 20.2%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.3 million. As a percentage of revenue, product development expenses decreased to 16.6% in the three months ended June 30, 2005, as compared to 19.0% for the three months ended June 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended June 30, 2005, offset, to a certain extent, by the increase in compensation expense. We expect that product development expenses in the three months ended September 30, 2005 will moderately increase in absolute dollars as compared to the three months ended June 30, 2005, as we continue to support the development of newly offered services and other related internal systems. As a percentage of revenue, we expect product development expenses in the three months ended September 30, 2005, to be relatively consistent with the three months ended June 30, 2005. During the three months ended June 30, 2005, we reversed $23,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.6 million for the three months ended June 30, 2005, consistent with the $2.6 million for the three months ended June 30, 2004. As a percentage of revenue, sales and marketing expenses decreased to 21.8% in the three months ended June 30, 2005, as compared to 29.6% for the three months ended June 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended June 30, 2005. We expect that sales and marketing expenses in the three months ended September 30, 2005 will moderately increase in absolute dollars as compared to the three months ended June 30, 2005, as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended September 30, 2005, to be relatively consistent with the three months ended June 30, 2005. During the three months ended June 30, 2005, we reversed $62,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $1.3 million for the three months ended June 30, 2005, relatively consistent with the $1.4 million for the three months ended June 30, 2004. As a percentage of revenue, general and administrative expenses decreased to 10.8% in the three months ended June 30, 2005, as compared to 16.0% for the three months ended June 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended June 30, 2005. We expect that general and administrative expenses in the three months ended September 30, 2005, will increase in absolute dollars and as a percentage of revenue as compared to the three months ended June 30, 2005 due primarily to higher third party professional fees. During the three months ended June 30, 2005, we reversed $51,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years.

Loss on Investment in Joint Venture. On March 1, 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide e-commerce transaction services to the Japanese market. As of June 30, 2002, we had recognized losses to the extent of our historical investment. In 2003, we made additional contributions to the joint venture totaling approximately $0.2 million, all of which were recorded as losses in the period the contribution occurred. We made no additional contributions during the three months ended June 30, 2005.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.3 million for the three months ended June 30, 2005 as compared to $0.1 million for the three months ended June 30, 2004. The increase is primarily due to higher investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $32,000 for the three months ended June 30, 2005. This provision consists of amounts accrued for our estimated 2005 domestic federal and state income tax liability as well as an estimate of the foreign income tax expense to which our foreign subsidiaries are subject. This provision is based upon our estimated 2005 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of 2005 net income before income tax changes, our provision for income taxes will change as well. We have not recorded an income tax benefit for prior years primarily due to continued uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered included prior losses and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for 2005 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues. Revenues were $23.1 million for the six months ended June 30, 2005, as compared to $17.1 million for the six months ended June 30, 2004, an increase of approximately $6.0 million or 34.9%. Transaction and support revenues were $19.0 million for the six months ended June 30, 2005, as compared to $13.1 million for the six months ended June 30, 2004, an increase of approximately $6.0 million or 45.6%. Approximately 50% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended June 30, 2005. We processed approximately 284.9 million transactions during the six months ended June 30, 2005, as compared to approximately 199.7 million processed during the six months ended June 30, 2004. Global acquiring revenues represented approximately 22.7% of our transaction and support revenues for the six months ended June 30, 2005, as compared to 4.3% for the six months ended June 30, 2004. Enterprise software license and maintenance revenues were $2.3 million during the six months ended June 30, 2005, as compared to $1.9 million for the six months ended June 30, 2004, an increase of approximately $0.4 million or 19.7%. The increase in software license and maintenance revenues was due primarily to one license agreement which generated approximately $0.5 million in software license and maintenance revenues during the six months ended June 30, 2005. Professional services revenues decreased to $1.8 million for the six months ended June 30, 2005, a decrease of approximately 16.5%, as compared to $2.2 million for the six months ended June 30, 2004, due to a decrease in the average contract price of professional services projects that occurred during the six months ended June 30, 2005. No customer accounted for more than 10.0% of our revenues during the six months ended June 30, 2005 and 2004.

Cost of Revenues. Transaction and support cost of revenues was $7.6 million or 39.7% of transaction and support revenues for the six months ended June 30, 2005, as compared to $3.9 million or 29.8% of transaction and support revenues for the six months ended June 30, 2004. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties related to our global acquiring services, which is a variable cost that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. Enterprise software cost of revenues was $0.5 million or 22.3 % of enterprise software revenues for the six months ended June 30, 2005, as compared to $0.2 million or 10.6% of enterprise software revenues for the six months ended June 30, 2004. The increase in absolute dollars and as a percentage of enterprise software revenue is primarily due to an increase in third party license fees. Professional services cost of revenues was $0.9 million or 49.7% of professional services revenues for the six months ended June 30, 2005, as compared to $1.0 million or 44.2% of professional services revenues for the six months ended June 30, 2004. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in utilization of personnel necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in lower-margin professional services projects during the six months ended June 30, 2005. During the six months ended June 30, 2005, we reversed $96,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses were $3.9 million for the six months ended June 30, 2005, as compared to $3.3 million for the six months ended June 30, 2004, an increase of approximately $0.6 million or 18.3%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.5 million. As a percentage of revenue, product development expenses decreased to 17.1% in the six months ended June 30, 2005, as compared to 19.5% for the six months ended June 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers, offset by the increase in product development expenses during the six months ended June 30, 2005. During the six months ended June 30, 2005, we reversed $46,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses were $5.5 million for the six months ended June 30, 2005, as compared to $5.0 million for the six months ended June 30, 2004, an increase of approximately $0.5 million or 9.9%. The increase in absolute dollars is primarily due to an increase in sales compensation expenses and, to a lesser extent, an increase in marketing program costs. As a percentage of revenue, sales and marketing expenses decreased to 24.0% in the six months ended June 30, 2005, as compared to 29.5% for the six months ended June 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the six months ended June 30, 2005, offset by the increase in operating and compensation expenses. During the six months ended June 30, 2005, we reversed $124,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses were $2.7 million for the six months ended June 30, 2005, consistent with the $2.7 million for the six months ended June 30, 2004. As a percentage of revenue, general and administrative expenses decreased to 11.7% in the six months ended June 30, 2005, as compared to 16.1% for the six months ended June 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the six months ended June 30, 2005. During the six months ended June 30, 2005, we reversed $102,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years.

Interest Income, Net. Interest income was $0.5 million for the six months ended June 30, 2005, as compared to $0.3 million for the six months ended June 30, 2004. The increase is due primarily to higher investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $53,000 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $43.9 million as of June 30, 2005 compared to $44.7 million as of December 31, 2004. An overview of the significant cash flow activities for the six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Six months Ended June 30,
	2005	2004
Cash provided by operating activities	$1,267	$1,203
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	1,142	2,050
Proceeds from payment of promissory note under loan agreement	—	645
Payment of bonuses under company-wide bonus plan	(313)	—
Purchases of equipment	(724)	(678)
Repurchases of common stock	(2,405)	(121)

Cash, cash equivalents and short-term investments decreased by approximately $0.8 million from December 31, 2004 to June 30, 2005. The decrease is primarily due to the following:

•	the purchase of equipment for $0.7 million;

•	payment of bonuses totaling approximately $0.3 million pursuant to our company-wide bonus plan;

•	common stock repurchases of approximately $2.4 million, net of costs;

These decreases are offset by increases in cash, cash equivalents and short-term investments due to the following:

•	cash flows from operating activities of $1.3 million primarily due to increased revenue in the six months ended June 30, 2005 and management of expenses; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $1.1 million.

We believe that our cash and short-term investment balances as of June 30, 2005 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of June 30, 2005, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$9,537	$2,867	$3,279	$1,940	$1,451

Total commitments	$9,537	$2,867	$3,279	$1,940	$1,451

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition of expenses associated with share based payments to employees. We are required to adopt SFAS No. 123R in the first quarter of 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and have not yet determined the method of adoption of SFAS No. 123R. The adoption of SFAS No. 123R will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position. The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time as it will depend on levels of share-based payments granted in the future. In addition, we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as IPayment Inc., First Data Corporation, Paymentech, and Royal Bank of Scotland. We also face competition from transaction service providers such as Lightbridge, Retail Decisions, and Verisign as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

We Have a History of Losses, May Incur Future Losses and Cannot Assure You that We Will Achieve Ongoing Profitability

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001, $12.5 million in 2002 and $5.4 million in 2003. As of June 30, 2005, we had incurred cumulative losses of $315.7 million. Fiscal year 2004 has been our only profitable year. We cannot give any assurances that we will realize sufficient revenues, and sufficiently limit expenses, to achieve ongoing profitability.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the first six months of 2005, our global acquiring revenue represented approximately 22.7% of our transaction and support revenue. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

The Financial Accounting Standards Board (FASB) has issued its final standard that will require us to record a charge to earnings for employee stock option grants beginning with our first fiscal quarter of 2006. To the extent we continue to operate profitably, this regulation will negatively impact our earnings. See Note 7 to the Notes to the Condensed Consolidated Financial Statements — Recent Pronouncements. In addition, new regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 7.7%, 9.4% and 9.1% of our revenues in

2003, 2004 and during the six months ended June 30, 2005, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 2005, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Can Be Terminated

In July 2001, we entered into a new agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa has agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires in July 2006, but can be terminated by either party after the first year with ninety days prior written notice. Thereafter, the agreement renews automatically for additional periods of one year, unless terminated by either party.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held its Annual Meeting of Stockholders on May 12, 2005. The stockholders voted on proposals to:

1.	Elect five Directors of the Company.

2.	Ratify the appointment of Ernst & Young, LLP as the Company’s auditors for 2005.

The proposals were approved by the following votes:

1.	Election of Directors

Nominee	For	Withheld
William S. McKiernan	30,463,756	886,004
John J. McDonnell, Jr.	30,133,990	1,215,770
Steven P. Novak	30,381,940	967,820
Richard Scudellari	24,996,599	6,353,161
Kenneth R. Thornton	30,686,231	663,529

2.	Ratify appointment of Ernst & Young, LLP

For	Against	Abstained
31,087,554	251,166	11,041

ITEM 5. OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the second quarter of fiscal year 2005 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the second quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 5, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 5, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 5, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 5, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: August 5, 2005	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)