Form 10-Q
period 2005-09-30
CYBERSOURCE CORP
filed 2005-11-07
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 24, 2005, there were 33,732,466 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 32 pages with the Index to Exhibits located on page 27.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,582	$13,052
Short-term investments	32,326	31,651
Accounts receivable, net	6,877	6,494
Prepaid expenses and other current assets	2,825	2,052

Total current assets	55,610	53,249

Property and equipment, net	2,329	1,746
Other noncurrent assets	802	285

Total assets	$58,741	$55,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$578	$392
Employee benefits and related expenses	1,546	1,990
Accrued restructuring related charges	—	19
Accrued cost of revenues	830	635
Other accrued liabilities	2,704	2,905
Deferred revenue	1,768	1,840

Total current liabilities	7,426	7,781

Stockholders’ equity:
Common stock	34	33
Additional paid-in capital	360,968	361,057
Accumulated other comprehensive income (loss)	(118)	27
Accumulated deficit	(309,569)	(313,618)

Total stockholders’ equity	51,315	47,499

Total liabilities and stockholders’ equity	$58,741	$55,280

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2004.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Transaction and support	$10,844	$7,230	$29,858	$20,285
Enterprise software	747	772	2,998	2,653
Professional services	938	1,217	2,745	3,380

Total revenues	12,529	9,219	35,601	26,318

Cost of revenues:
Transaction and support	4,575	2,522	12,128	6,418
Enterprise software	163	187	664	387
Professional services	548	550	1,446	1,507

Cost of revenues	5,286	3,259	14,238	8,312

Gross profit	7,243	5,960	21,363	18,006

Operating expenses:
Product development	1,919	1,596	5,857	4,926
Sales and marketing	2,632	2,526	8,176	7,570
General and administrative	1,408	1,404	4,109	4,150

Total operating expenses	5,959	5,526	18,142	16,646

Income from operations	1,284	434	3,221	1,360
Interest income, net	363	183	900	481

Income before income taxes	1,647	617	4,121	1,841

Income tax provision	19	19	72	55

Net income	$1,628	$598	$4,049	$1,786

Basic earnings per share	$0.05	$0.02	$0.12	$0.05

Diluted earnings per share	$0.05	$0.02	$0.11	$0.05

Weighted average number of shares used in computing basic earnings per share	33,523	33,608	33,338	33,490

Weighted average number of shares used in computing diluted earnings per share	36,092	35,698	35,720	35,871

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,049	$1,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	587	992
Changes in operating assets and liabilities:
Accounts receivable	(383)	(1,175)
Prepaid expenses and other current assets	(773)	176
Other noncurrent assets	(517)	22
Accounts payable	186	(33)
Accrued liabilities	(469)	(659)
Deferred revenue	(72)	150

Net cash provided by operating activities	2,608	1,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,170)	(685)
Proceeds from payment of promissory note under loan agreement	—	645
Purchases of short-term investments	(49,813)	(58,058)
Maturities of short-term investments	49,156	55,647

Net cash used in investing activities	(1,827)	(2,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,936	2,397
Proceeds from employee stock purchase plan	381	221
Repurchase of common stock	(2,405)	(4,286)

Net cash used in financing activities	(88)	(1,668)
Effect of exchange rate changes on cash	(163)	8

Increase (decrease) in cash and cash equivalents	530	(2,852)
Cash and cash equivalents at beginning of period	13,052	15,250

Cash and cash equivalents at end of period	$13,582	$12,398

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals and restructuring charges, see Note 3) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 10, 2005, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and has continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”

Had compensation cost been determined using the fair value method, the Company’s actual net income and basic and diluted earnings per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004
Net income, as reported	$1,628		$598	$4,049	$1,786
Stock-based employee compensation expense included in reported net income	—		—	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards	(775)		(676)	(2,202)	(2,597)

Pro forma net income (loss)	$853		$(78)	$1,847	$(811)

Basic earnings per share, as reported	$0.05		$0.02	$0.12	$0.05

Basic earnings (loss) per share, proforma	$0.03	$	(—)	$0.06	$(0.02)

Diluted earnings per share, as reported	$0.05		$0.02	$0.11	$0.05

Diluted earnings (loss) per share, proforma	$0.02	$	(—)	$0.05	$(0.02)

Total stock-based employee compensation expense determined under the fair value based method for all awards is shown net of tax related effects for the three and nine months ended September 30, 2005, and gross of tax related effects for the three and nine months ended September 30, 2004 as the Company had a pro forma net loss for the three and nine months ended September 30, 2004.

For stock options and employee stock purchase plan shares granted during the three and nine months ended September 30, 2005 and 2004, the Company determined the fair value at the date of grant or purchase using the Black-Scholes valuation model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options:
Risk-free interest rate	4.04%	3.51%	3.93%	3.41%
Dividend yield	—	—	—	—
Volatility	0.49	0.78	0.49	0.78
Expected life (years)	4.12	4	4.12	4

Employee stock purchase plan shares:
Risk-free interest rate	3.70%	1.79%	3.44%	1.38%
Dividend yield	—	—	—	—
Volatility	0.45	0.78	0.45	0.78
Expected life (months)	6	6	6	6

The weighted average fair value of options granted was $3.08 and $2.94 per share for options granted during the three months ended September 30, 2005 and 2004, respectively. The weighted average fair value for shares purchased under the employee stock purchase plan was $1.73 and $1.66 per share during the three months ended September 30, 2005 and 2004, respectively.

The weighted average fair value of options granted was $2.42 and $2.95 per share for options granted during the nine months ended September 30, 2005 and 2004, respectively. The weighted average fair value for shares purchased under the employee stock purchase plan was $1.73 and $1.39 per share during the nine months ended September 30, 2005 and 2004, respectively.

2. SEGMENT INFORMATION

The Company views its operations as principally three segments: (i) e-commerce transaction services and support, (ii) enterprise software and (iii) professional services. The Company manages its business based on the revenues of these segments. The following table presents revenues and cost of revenues for the Company’s segments for the three and nine months ended September 30, 2005 and 2004. There were no inter-segment sales or transfers. The Company’s Chief Executive Officer (“CEO”) reviews the revenues from each of the Company’s reportable segments. All of the Company’s expenses, with the exception of cost of revenues, are managed by and reported to the CEO on a consolidated basis. The Company does not report operating expenses, depreciation and amortization, interest income, income taxes, capital expenditures or identifiable assets by its segments to the CEO. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Transaction and support	$10,844	$7,230	$29,858	$20,285
Enterprise software	747	772	2,998	2,653
Professional services	938	1,217	2,745	3,380

Total revenues	$12,529	$9,219	$35,601	$26,318

Cost of revenues:
Transaction and support	$4,575	$2,522	$12,128	$6,418
Enterprise software	163	187	664	387
Professional services	548	550	1,446	1,507

Total cost of revenues	$5,286	$3,259	$14,238	$8,312

Additionally, no customer accounted for more than 10.0% of the Company’s revenues during the three and nine months ended September 30, 2005 and 2004.

3. RESTRUCTURING CHARGES

Fourth Quarter 2001 Restructuring

In the fourth quarter of fiscal 2001, the Company incurred $8.0 million of restructuring charges resulting from its realignment of resources to better manage and control its business. Specific actions included reducing the Company’s workforce worldwide by

95 employees and consolidating excess facilities, including the closure of the Company’s St. Louis, Missouri facility and the exiting of under-utilized space in its Mountain View, California and Austin, Texas facilities. During the fiscal years 2002 and 2003, the Company continued to reassess its previous estimates of probable costs and the sublease timelines associated with subleasing excess leased facilities. The reassessments were prompted by declines in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframes originally planned. As a result, the Company recorded additional charges of $2.0 million and $0.3 million during the fourth quarter of fiscal 2002 and fiscal 2003, respectively relating to these facilities. These additional charges considered then current lease rates for similar facilities as well as costs associated with the estimated added holding periods. During the fourth quarter of 2004, the Company re-evaluated its future facility needs and determined that its forecasted growth would require the utilization of the unoccupied space in its Mountain View, California facility beginning in 2005. As a result, the Company decided to no longer market the available space at its Mountain View, California facility, and extended its lease on this facility through December 2011. As a result, the Company reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility. The following table summarizes the costs and activities during the first nine months of fiscal 2005, related to the fourth quarter 2001 restructuring accrual (in thousands):

	Balance at December 31, 2004	Cash Payments	Non-cash Charges/ Recoveries	Balance at September 30, 2005
Facilities	$19	$19	$—	$—

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$1,628	$598	$4,049	$1,786
Change in cumulative translation adjustment	(22)	3	(163)	8
Unrealized gain (loss) on short-term investments	(18)	9	18	(34)

Comprehensive income	$1,588	$610	$3,904	$1,760

5. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company’s initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. On August 31, 2005, the court issued a formal preliminary approval for the settlement and set a final approval hearing date for April 24, 2006. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “‘154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, it could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 patent based on one of the prior art references cited by ReD. On July 14, 2005, we met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 patent. The PTO has not yet issued a final office action. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

On October 21, 2005, the Company filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. The Company served CardSystems with the complaint on October 21, 2005. The individual defendants have not yet been served and CardSystems has not yet responded to the complaint. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the period from February 1, 2005 through September 30, 2005, the Company repurchased 443,000 shares at an average price of $5.43 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and through September 30, 2005, no liabilities have been recorded for these obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to: (a) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (b) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (c) statements that higher processing fees paid to third parties related to our global acquiring services will continue to increase in absolute dollars as the related revenue increases; (d) our expectation that product development expenses in the three months ended December 31, 2005 will be relatively consistent in absolute dollars as compared to the three months ended September 30, 2005, and that, as a percentage of revenue, product development expenses in the three months ended December 31, 2005, to moderately decrease as compared to the three months ended September 30, 2005 due to expected revenue growth; (e) statements regarding our expectation that sales and marketing expenses for the three months ended December 31, 2005 will moderately increase in absolute dollars as compared to the three months ended September 30, 2005, and that, as a percentage of revenue, sales and marketing expenses in the three months ended December 31, 2005 will be relatively consistent with the three months ended September 30, 2005; (f) statements regarding our expectation that general and administrative expenses in the three months ended December 31, 2005, will increase in absolute dollars and as a percentage of revenue as compared to the three months ended September 30, 2005, due primarily to higher third party professional fees; (g) statements regarding our belief that the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized, at which point, we would reverse all or a portion of our valuation allowance, thus resulting in an income tax benefit; (h) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (i) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (j) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (k) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (l) statements regarding the rapid growth in the use of and interest in the Internet; (m) statements regarding the increase in the significance of the Internet as a commercial marketplace; (n) the statement regarding our belief that our systems and processes would enable us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency; (o) statements regarding our belief that the potential adverse effects of the proposed settlement of the pending class action lawsuits involving stock issued or traceable to the Company’s initial public offering would be borne by insurers; (p) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows; (q) our belief that an adverse outcome in a lawsuit relating to such patent would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (r) our belief that a material obligation is improbable under provisions whereby we indemnify each of our customers against certain liabilities and damages; (s) our determination that forecasted growth would require the utilization of the unoccupied space in our Mountain View, California facility beginning in 2005; and (t) that the adoption of SFAS No. 123R will have a significant impact on our results of operations, although it is not expected to have any impact on our overall financial position.

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

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period.

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

We derive a significant portion of our transaction processing revenues from global acquiring fees charged to merchants for payment processing services. Our fees, which are primarily a percentage of the dollar amount of each transaction processed, are based upon the merchant’s monthly charge volume and risk profile. In addition, we record revenues for miscellaneous services related to global acquiring, such as fees for processing credit card chargebacks. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we recognize these fees on a gross basis as we are the primary agent in the transaction, and other fees related to payment transactions in the period the merchants’ transactions are processed. Related interchange fees paid to card issuing banks and assessments paid to credit card associations are recognized in cost of revenues at that time.

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

Accounts Receivable

We maintain allowances for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments as well as allowances for potential sales returns. If the financial condition of our customers was to deteriorate, resulting in their inability to make payments, additional allowances may be required. These estimates are based on historical bad debt experience and other known factors. If the historical data we used to determine these estimates does not properly reflect future losses, additional allowances may be required.

Reserve for Merchant Losses

We have potential liability for certain transactions processed through our global acquiring services if the payments associated with such transactions are rejected, refused, or returned for reasons such as consumer fraud or billing disputes. For instance, if a billing dispute between a merchant and payer is not ultimately resolved in favor of the merchant, the disputed transaction may be charged back to the merchant’s bank and credited to the payer’s account. If the charged back amount cannot be recovered from the merchant’s account, or if the merchant refuses or is financially unable to reimburse its bank for the charged back amount, we may bear the loss for the amount of the refund paid to the payer’s bank. We could also incur fraud losses as a result of merchant fraud. Merchant fraud occurs when a merchant, rather than a customer, intentionally uses a stolen or counterfeit card, card number, or other bank account number to process a false sales transaction, or knowingly fails to deliver merchandise or services in an otherwise valid transaction. We may be responsible for any losses for certain transactions if we are unable to collect from the merchant. We evaluate the merchant’s risk for potential losses based on historical experience and other relevant factors and record a loss reserve accordingly. If the data we use to determine potential losses does not properly reflect future losses, additional reserves may be required.

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies are made after careful analysis. As discussed in Note 5 in the notes to condensed consolidated financial statements, as of September 30, 2005, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	42.2	35.4	40.0	31.6

Gross profit	57.8	64.6	60.0	68.4
Operating expenses:
Product development	15.3	17.3	16.5	18.7
Sales and marketing	21.0	27.4	23.0	28.8
General and administrative	11.2	15.2	11.5	15.8

Total operating expenses	47.5	59.9	51.0	63.3

Income from operations	10.3	4.7	9.0	5.1
Interest and other income, net	2.9	2.0	2.5	1.8

Income before income taxes	13.2	6.7	11.5	6.9
Income tax provision	0.2	0.2	0.2	0.2

Net income	13.0%	6.5%	11.3%	6.7%

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. Revenues were $12.5 million for the three months ended September 30, 2005, as compared to $9.2 million for the three months ended September 30, 2004, an increase of approximately $3.3 million or 35.9%. Transaction and support revenues were $10.8 million for the three months ended September 30, 2005, as compared to $7.2 million for the three months ended September 30, 2004, an increase of approximately $3.6 million or 50.0%. Approximately 50% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended September 30, 2005. Global acquiring revenues represented 27.6% of our transaction and support revenues for the three months ended September 30, 2005, as compared to 9.1% for the three months ended September 30, 2004. We processed approximately 159.5 million transactions during the three months ended September 30, 2005, as compared to approximately 109.4 million processed during the three months ended September 30, 2004. Enterprise software license and maintenance revenues were $0.7 million during the three months ended September 30, 2005, consistent with the $0.8 million for the three months ended September 30 2004. Professional services revenues were $0.9 million for the three months ended September 30, 2005, as compared to $1.2 million for the three months ended September 30, 2004. The decrease in professional services revenues is primarily due to a decrease in the average contract price of projects that occurred during the three months ended September 30, 2005. No customer accounted for more than 10.0% of our revenues during the three months ended September 30, 2005 and 2004.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing fees paid to third parties related to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $4.6 million or 42.2% of transaction and support revenues for the three months ended September 30, 2005, as compared to $2.5 million or 34.9% of transaction and support revenues for the three months ended September 30, 2004. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties related to our global acquiring services, which is a variable cost that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. Enterprise software cost of revenues is composed of customer support personnel costs, third-party fees and fulfillment costs. Enterprise software cost of revenues was $0.2 million or 21.8 % of enterprise software revenues for the three months ended September 30, 2005, consistent with the $0.2 million or 24.2% of enterprise software revenues for the three months ended September 30, 2004. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.5 million or 58.4% of professional services revenues for the three months ended September 30, 2005, consistent with the $0.6 million or 45.2% of professional services revenues for the three months ended September 30, 2004. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due an increase in lower-margin projects during the three months ended September 30, 2005. During the three months ended September 30, 2005, we reversed $48,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $1.9 million for the three months ended September 30, 2005, as compared to $1.6 million for the three months ended September 30, 2004, an increase of approximately $0.3 million or 20.2%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.3 million. As a percentage of revenue, product development expenses decreased to 15.3% in the three months ended September 30, 2005, as compared to 17.3% for the three months ended September 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended September 30, 2005, offset, to a certain extent, by the increase in compensation expense. We expect that product development expenses in the three months ended December 31, 2005 will be relatively consistent in absolute dollars as compared to the three months ended September 30, 2005. As a percentage of revenue, we expect product development expenses in the three months ended December 31, 2005, to moderately decrease as compared to the three months ended September 30, 2005 due to expected revenue growth. During the three months ended September 30, 2005, we reversed $23,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $2.6 million for the three months ended September 30, 2005, consistent with the $2.5 million for the three months ended September 30, 2004. As a percentage of revenue, sales and marketing expenses decreased to 21.0% in the three months ended September 30, 2005, as compared to 27.4% for the three months ended September 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended September 30, 2005. We expect that sales and marketing expenses in the three months ended December 31, 2005 will moderately increase in absolute dollars as compared to the three months ended September 30, 2005, as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended December 31, 2005, to be relatively consistent with the three months ended September 30, 2005. During the three months ended September 30, 2005, we reversed $62,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $1.4 million for the three months ended September 30, 2005, consistent with the $1.4 million for the three months ended September 30, 2004. As a percentage of revenue, general and administrative expenses decreased to 11.2% in the three months ended September 30, 2005, as compared to 15.2% for the three months ended September 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended September 30, 2005. We expect that general and administrative expenses in the three months ended December 31, 2005, will increase in absolute dollars and as a percentage of revenue as compared to the three months ended September 30, 2005 due primarily to higher third party professional fees. During the three months ended September 30, 2005, we reversed $51,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.4 million for the three months ended September 30, 2005 as compared to $0.2 million for the three months ended September 30, 2004. The increase is primarily due to higher investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $19,000 for the three months ended September 30, 2005. This provision consists of amounts accrued for our estimated 2005 domestic federal and state income tax liability as well as an estimate of the foreign income tax expense to which our foreign subsidiaries are subject. This provision is based upon our estimated 2005 net income before income taxes and takes into consideration the utilization of our net operating loss carry forwards. To the extent our estimate of 2005 net income before income tax changes, our provision for income taxes will change as well. We have not recorded an income tax benefit for prior years primarily due to continued uncertainty regarding our ability to realize our deferred tax assets. Based upon available objective evidence, there has been sufficient uncertainty regarding the ability to realize our deferred tax assets which warrants a full valuation allowance in our financial statements. The factors considered included prior losses and lack of carry-back potential to realize our deferred tax assets. Based on our estimates for 2005 and beyond, we believe the uncertainty regarding the ability to realize our deferred tax assets may diminish to the point where it is more likely than not that our deferred tax assets will be realized. At such point, we would reverse all or a portion of our valuation allowance which will result in an income tax benefit.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. Revenues were $35.6 million for the nine months ended September 30, 2005, as compared to $26.3 million for the nine months ended September 30, 2004, an increase of approximately $9.3 million or 35.3%. Transaction and support revenues were $29.9 million for the nine months ended September 30, 2005, as compared to $20.3 million for the nine months ended September 30, 2004, an increase of approximately $9.6 million or 47.2%. Approximately 60% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended September 30, 2005. We processed approximately 444.4 million transactions during the nine months ended September 30, 2005, as compared to approximately 309.1 million processed during the nine months ended September 30, 2004. Global acquiring revenues represented approximately 24.5% of our transaction and support revenues for the nine months ended September 30, 2005, as compared to 6.0% for the nine months ended September 30, 2004. Enterprise software license and maintenance revenues were $3.0 million during the nine months ended September 30, 2005, as compared to $2.7 million for the nine months ended September 30, 2004, an increase of approximately $0.3 million or 13.0%. The increase in software license and maintenance revenues was due primarily to one license agreement which generated approximately $0.5 million in software license and maintenance revenues during the nine months ended September 30, 2005. Professional services revenues decreased to $2.7 million for the nine months ended September 30, 2005, a decrease of approximately 18.8%, as compared to $3.4 million for the nine months ended September 30, 2004, due to a decrease in the average contract price of projects that occurred during the nine months ended September 30, 2005. No customer accounted for more than 10.0% of our revenues during the nine months ended September 30, 2005 and 2004.

Cost of Revenues. Transaction and support cost of revenues was $12.1 million or 40.6% of transaction and support revenues for the nine months ended September 30, 2005, as compared to $6.4 million or 31.6% of transaction and support revenues for the nine months ended September 30, 2004. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties related to our global acquiring services, which is a variable cost that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. Enterprise software cost of revenues was $0.7 million or 22.1 % of enterprise software revenues for the nine months ended September 30, 2005, as compared to $0.4 million or 14.6% of enterprise software revenues for the nine months ended September 30, 2004. The increase in absolute dollars and as a percentage of enterprise software revenue is primarily due to an increase in third party license fees. Professional services cost of revenues was $1.4 million or 52.7% of professional services revenues for the nine months ended September 30, 2005, as compared to $1.5 million or 44.6% of professional services revenues for the nine months ended September 30, 2004. The decrease in absolute dollars is due to lower personnel-related costs necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in lower-margin projects during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we reversed $144,000 in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses were $5.9 million for the nine months ended September 30, 2005, as compared to $4.9 million for the nine months ended September 30, 2004, an increase of approximately $0.9 million or 18.9%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.8 million. As a percentage of revenue, product development expenses decreased to 16.5% in the nine months ended September 30, 2005, as compared to 18.7% for the nine months ended September 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers, offset by the increase in product development expenses during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we reversed $69,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses were $8.2 million for the nine months ended September 30, 2005, as compared to $7.6 million for the nine months ended September 30, 2004, an increase of approximately $0.6 million or 8.0%. The increase in absolute dollars is primarily due to an increase in sales compensation expenses and, to a lesser extent, an increase in marketing program costs. As a percentage of revenue, sales and marketing expenses decreased to 23.0% in the nine months ended September 30, 2005, as compared to 28.8% for the nine months ended September 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the nine months ended September 30, 2005, offset by the increases in marketing program costs and compensation expenses. During the nine months ended September 30, 2005, we reversed $186,000 in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses were $4.1 million for the nine months ended September 30, 2005, consistent with the $4.2 million for the nine months ended September 30, 2004. As a percentage of revenue, general and administrative expenses decreased to 11.5% in the nine months ended September 30, 2005, as compared to 15.8% for the nine months ended September 30, 2004. The decrease is primarily due to the increase in revenue from existing and new customers during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we reversed $153,000 in accrued liabilities that had previously been recorded as general and administrative expenses in prior years.

Interest Income, Net. Interest income was $0.9 million for the nine months ended September 30, 2005, as compared to $0.5 million for the nine months ended September 30, 2004. The increase is due primarily to higher investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $72,000 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $45.9 million as of September 30, 2005 compared to $44.7 million as of December 31, 2004. Significant cash flow activities for the nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Nine months Ended September 30,
	2005	2004
Cash provided by operating activities	$2,608	$1,259
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	2,317	2,618
Proceeds from payment of promissory note under loan agreement	—	645
Purchases of equipment	(1,170)	(685)
Repurchases of common stock	(2,405)	(4,286)

Cash, cash equivalents and short-term investments increased by approximately $1.2 million from December 31, 2004 to September 30, 2005. The increase is primarily due to the following:

•	cash flows from operating activities of $2.6 million primarily due to increased revenue in the nine months ended September 30, 2005; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $2.3 million.

These increases are offset by decreases in cash, cash equivalents and short-term investments due to the following:

•	the purchase of computer equipment for $1.2 million;

•	common stock repurchases of approximately $2.4 million, net of costs;

We believe that our cash and short-term investment balances as of September 30, 2005 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of September 30, 2005, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$8,811	$2,863	$2,803	$1,935	$1,210

Total commitments	$8,811	$2,863	$2,803	$1,935	$1,210

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

We Have a History of Losses, May Incur Future Losses and Cannot Assure You that We Will Achieve Ongoing Profitability

We have incurred significant net losses since our inception. We incurred net losses of $75.0 million in 2000, $185.0 million in 2001, $12.5 million in 2002 and $5.4 million in 2003. As of September 30, 2005, we had incurred cumulative losses of $314.1 million. Fiscal year 2004 has been our only profitable year. We cannot give any assurances that we will realize sufficient revenues, and sufficiently limit expenses, to achieve ongoing profitability.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the first nine months of 2005, our global acquiring revenue represented approximately 24.5% of our transaction and support revenue. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

The Financial Accounting Standards Board (FASB) has issued its final standard that will require us to record an expense related to employee stock option grants and stock purchases beginning with our first fiscal quarter of 2006. To the extent we continue to operate profitably, this regulation will negatively impact our earnings. See Note 7 to the Notes to the Condensed Consolidated Financial Statements — Recent Pronouncements. In addition, new regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 9.0%, 9.4% and 7.7% of our revenues during the nine months ended September 30, 2005, in 2004 and 2003, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of September 30, 2005, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. On August 31, 2005, the court issued a formal preliminary approval for the settlement and set a final approval hearing date for April 24, 2006. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on our financial condition, results of operations or cash flows.

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “‘154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by us with respect to our allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to our damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 patent based on one of the prior art references cited by ReD. On July 14, 2005, we met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 patent. The PTO has not yet issued a final office action. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

On October 21, 2005, we filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. We served CardSystems with the complaint on October 21, 2005. The individual defendants have not yet been served and CardSystems has not yet responded to the complaint. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the third quarter of fiscal year 2005 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the third quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 7, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 7, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 7, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 7, 2005, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: November 7, 2005	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)