Form 10-K
period 2005-12-31
CYBERSOURCE CORP
filed 2006-03-10
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $213.1 million (based on a closing sale price of $7.31 per share as reported for the NASDAQ National Market on such date). Shares of Common Stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 1, 2006 was 34,419,007.

Documents incorporated by reference: Part III of this Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding (a) estimates regarding U.S. eCommerce revenues for 2006 and the potential growth of online sales, (b) Europe’s pace of growth, (c) our statement that ecommerce sales are growing by more than 20% per year, far faster than the 2.1% growth rate of traditional in-store credit card purchases, (d) the trend among some of our large U.S. customers seeking greater and more ready access to international markets (e) data suggesting that the overall cost of fraud, which includes the cost of fraud management and the rejection of good orders, continues to rise, (f) online merchants’ increasing focus on meeting regulatory requirements in areas such as collection of sales taxes and (g) our goal of providing a single source solution that simplifies and optimizes online payment under “Item 1, Business—Market Characteristics”; the statement regarding our belief that enterprises will demand a payment service capable of supporting multiple, independent sales channels and enterprises see significant benefit in being able to manage and control a single transaction payment platform under the heading “Item 1, Business—Technology”; statements regarding (a) our belief that our well-defined software development methodology enables us to deliver software services that satisfy real business needs for the global market while meeting commercial quality expectations and (b) our belief that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages under the heading “Item 1, Business—Product Development”; the statement regarding our belief that our success depends upon our proprietary technology and licensed technology under the heading “Item 1, Business—Intellectual Property”; the statement regarding our technology, processes, and people enabling us to deliver the highest level of services and performance to our customers under the heading “Item 1, Business—Operations”; the statement regarding our solutions alliances and strategic alliance resulting in cooperative development efforts, streamlining of integration capabilities and leveraged marketing efforts under the heading “Item 1, Business—Sales and Marketing”; the statement regarding our beliefs with respect to our systems and processes enabling us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency under the heading of “Item 1, Business—Regulations”; statements regarding (a) our belief that the potential adverse effects of the lawsuit would be borne by our insurers and (b) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows under the heading of “Item 3, Legal Proceedings” and under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”; statements regarding (a) our expectation that product development expenses will moderately decrease as a percentage of revenue during 2006 due primarily to expected revenue growth, (b) our expectation that sales and marketing expenses will increase in absolute dollars during 2006 as we increase headcount to support our anticipated revenue growth, (c) our expectation that general and administrative expenses will increase in 2006 due to higher personnel-related expenses and higher third-party professional fees, (d) our expectation to consolidate the financial position and results of operations of CyberSource K.K. after certain veto rights expire; and (e) our expectation that interest income during 2006 will increase due to higher cash, cash equivalents and short-term investment balances under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”, the statement regarding our belief that our cash and short-term investment balances will be sufficient to meet our working capital requirements for at least the next twelve months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; the statement regarding our anticipation that our operating expenses are relatively fixed in the short term under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”; statements regarding (a) our intention to vigorously defend against the lawsuits and (b) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on our financial position or results of operations, under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Litigation and Contingencies”; and statements regarding (a) our goal of monitoring our internal controls for financial reporting and making modifications as necessary and (b) our intent that the internal controls for financial reporting be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant under the heading “Item 9A, Controls and Procedures—Internal Control Over Financial Accounting.”

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

Traditionally, our target customer base has been medium and large enterprises, but during the last four years we have also targeted development and marketing efforts on the small business segment.

In 2005, we processed approximately 637 million transactions, a 46% increase over 2004. The dollar value of all credit card authorization requests we processed in 2005 exceeded $25 billion, an average of nearly $3 million per hour.

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

Market Characteristics

In 1997, Forrester Research estimated the total U.S. online consumer market to be $2.4 billion. Their total estimate of U.S. business-to-consumer online sales for 2005 is $165 billion, an eight year compounded annual growth rate of 69.7%. Forrester estimates U.S. eCommerce revenues for 2006 will be $201.7 billion. Online sales in Europe are growing at an even faster pace. In 2005, the U.S. Census Bureau reported that online sales by U.S. retailers grew by 24.6% vs. a total retail sales growth of 1.5%. At the end of 2005, the U.S. Census Bureau estimated that online sales of these retailers comprised 2.4% of their total U.S. sales, up from 2.1% at the end of 2004.

As the online commerce market has grown, business requirements and attitudes about electronic commerce have evolved. What began as an online sales experiment for many organizations has become a strategic component of their business plan. Although credit cards have long been the dominant payment method available to online purchasers, alternative consumer preferences and cultural preferences have impacted the global payment environment. A wide spectrum of payment options, such as debit cards, electronic checks, stored value certificates, and online payment innovations such as Bill Me Later are emerging worldwide. Since 2002, we have experienced a noticeable trend among some of our large U.S. customers to seek greater access to international markets, especially Europe. Conducting online commerce internationally involves supporting more payment types, currency conversions, new payment processors and mitigating higher fraud risk.

The growth of eCommerce has also resulted in more complexity with internal business processes. Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in October 2005, concluded that online sellers expected fraudulent transactions to cost them 1.6% of revenues, on average, in 2005. Though that is statistically equivalent to the direct fraud cost projected by the prior year’s survey, the data suggests that the overall cost of fraud, which includes the cost of fraud management and the rejection of good orders, continues to rise. The cost of fraud management is incurred, for example, when merchants require manual intervention, a step that slows order processing and increases costs. Among other things, we are focused on improving our automated management tools to speed the appropriate disposition of orders.

Online merchants are also giving increased focus to meeting regulatory requirements in areas such as collection of sales taxes. U.S. merchants are gradually moving toward adding sales tax to their online orders as state and local governments focus on this revenue source. European Union regulations require that all online sellers of digital goods collect the applicable value-added tax for sales in the European Union. In June, 2005 in the U.S., Visa and MasterCard began requiring compliance with a new comprehensive security requirement called the Payment Card Industry Data Security Standard (PCI) to limit the threat of cardholder information theft.

The combination of these market trends is making the management of electronic payment transactions more complex. Online merchants are finding the need to maintain technical and financial connections with a number of different payment processors and service providers, integrate those disparate connections with a number of internal business systems, allocate manual resources to keep pace with the growth of online sales, and comply with statutory and card association requirements. CyberSource focuses on enabling our customers to meet these market requirements simply and cost effectively. Our goal is to provide a single source solution that simplifies and optimizes online payment.

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

Over 13,000 customers use our hosted transaction processing services. Key attributes of our hosted services include redundancy of networks and data centers, strict security, and high capacity.

In December of 2005, the Payment Card Industry Data Security Standard (PCI) was introduced, superseding prior data security standards, including the Visa AIS, Visa CISP, and MasterCard SDP programs. CyberSource is evaluated once annually, and has been certified as compliant for 2005-2006.

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

CyberSource Customers

Our customers range in size from small sole proprietorships to some of the world’s largest corporations and institutions. To properly serve this diverse set of needs, CyberSource divides its potential market into two segments, both of which require different solutions. Merchants and institutions that have high sales volume generally demand the greatest range of payment options and the most sophisticated risk and management tools. These customers often sell in multiple countries and require support for local currencies and local payment options. High volume customers also frequently need to integrate payment processing with one or more internal business systems. Smaller merchants generally seek simplicity and ease of use. CyberSource addresses these needs with bundled services and integrations into popular online shopping cart software, while bringing to the small business market some of the advantages of CyberSource’s enterprise-level services, including important new payment options such as electronic checks, PayPal, and subscription payment, as well as reliability and high-quality customer support.

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

CyberSource Advanced enables merchants to accept payments made by all major credit or charge cards including American Express, Discover, Diners Club, JCB, MasterCard, and Visa cards. CyberSource customers can also accept payment by corporate procurement cards, electronic checks, and the Bill Me Later service. Merchants that have business models based on subscriptions can take advantage of the CyberSource recurring billing service. For merchants selling internationally, CyberSource supports direct debit, and bank transfers, as well as regional card brands such as Switch, Solo, Visa Electron, Laser, Carte Bleue, Carta Si, and Dankort.

CyberSource Essentials

CyberSource Essentials gives businesses the ability to accept major credit cards via their websites as well as process telephone, facsimile, and mail order payments using a web-based virtual terminal. CyberSource Essentials includes support for payment options such as eChecks, PayPal, and subscription payment along with our reliability and high quality customer support.

CyberSource Global Acquiring (Merchant Account Services)

CyberSource provides the underwriting services required for merchants to accept card payments within the United States, as well as accept and process regional payment types worldwide. CyberSource interfaces with the banking system on behalf of the merchant to authorize the payment presented by a merchant’s customer, collect funds from their customer’s bank, and deposit the funds into the merchant’s designated checking account. These services are available as a bundled offering with all CyberSource payment solution packages and software.

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

Professional Services

Building upon our experience in eCommerce, we employ a team of experts that can help merchants operate effective online businesses. The CyberSource Professional Services group provides business and technical consulting services including technology selection, analysis of impacts of the online business on internal processes, devising merchant-specific risk management strategies, systems installation, integration of CyberSource products and services with the merchants’ existing internal systems, building custom reporting tools, disaster recovery planning, and security consulting. In April of 2005 we introduced the CyberSource PCI Compliance Service, a comprehensive assessment and readiness program for eCommerce merchants seeking full compliance with the Payment Card Industry Data Security Standard (PCI). PCI is a unified data security standard developed jointly by Visa and MasterCard aimed at limiting the threat of cardholder information theft. As of December 31, 2005, we employed 9 persons in our Professional Services group.

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

Industry Standards

The implementation of our architecture for hosted services is based on and complies with widely accepted industry standards. For example, the commerce engine utilizes components from industry leaders such as Red Hat, Cisco, Hewlett Packard, IBM, Microsoft, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

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

As of December 31, 2005, we employed 49 persons in our product development department.

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

As of December 31, 2005, we employed 25 persons in our operations department.

Customer Support

One of CyberSource’s key areas of focus is customer satisfaction. We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability, and customer satisfaction for our customers. These services ensure our customers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operational issues. Our offerings range from basic account activation and online self-help to priority response from dedicated technical account managers.

The Company’s performance during 2005 was measured by CustomerSat, Inc. through surveys to customers using CyberSource’s hosted suite of payment and risk management services. CyberSource received CustomerSat’s Achievement in Customer Excellence award in November of 2005.

As of December 31, 2005 we employed 25 persons in our customer support department.

Sales and Marketing

We target prospective customers worldwide through a direct sales force as well as reseller and referral programs. Our indirect sales channel is divided into “resellers,” “managed commerce providers,” and “referral partners.” We have contractual relationships with these companies that range from referral relationships to reselling our software and services.

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

Referral Partners: These are companies with which we have referral agreements, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms.

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

As of December 31, 2005, we employed a total of 48 employees in sales and marketing and an additional 9 professional service consultants.

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

Employees

As of December 31, 2005, we had a total of 185 full-time employees, including 57 employees in professional services, sales, and marketing, 49 employees in product development, 50 employees in operations and customer support, and 29 employees in general and administrative services. None of our employees are represented by a labor union and we consider employee relations to be good.

Regulations

The following regulations may adversely affect our business now or in the future:

•	Fair Credit Reporting Act. Because our fraud screening system assesses the probability of fraud in a card-not-present credit card transaction, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act. As a precaution, we have implemented processes that we believe will enable us to comply with the Act if we were deemed a consumer reporting agency. Complying with the Act requires us to provide information about personal data stored by us. Failure to comply with the Act could result in claims being made against us by individual consumers and the Federal Trade Commission.

•	Export Control Regulations. Current export control regulations prohibit the export of strong encryption technology without a license unless exempt from license requirements, thereby preventing us from using stronger encryption technology to protect the security of data being transmitted to and from Internet merchants outside of the United States. We have obtained a license to use 1024-bit encryption technology with our international merchants. Furthermore, we believe that our products and services fall under certain licensing exemptions as financial products.

ITEM 1A:	RISK FACTORS.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California, and Mesa, Arizona, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions and performance issues. Any interruption in our systems that impairs our ability to efficiently and timely provide services could damage our reputation and reduce demand for our services.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During 2005, our global acquiring revenue represented approximately 25.6% of our transaction and support revenue. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

The Financial Accounting Standards Board (FASB) has issued its final standard that will require us to record an expense related to employee stock option grants and stock purchases beginning with our first fiscal quarter of 2006. To the extent we continue to operate profitably, this regulation will materially reduce our earnings. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. See Note 1 to the Notes to the Consolidated Financial Statements — Recent Pronouncements. In addition, new regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 9.6%, 9.4% and 7.7% of our revenues in 2005, 2004 and 2003, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2005, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

Failure to Maintain Effective Internal Controls in Accordance with Section 404 of the Sarbanes-Oxley Act Could Have a Material Adverse Effect on Our Business and Stock Price

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing these assessments. The threshold for what constitutes a significant deficiency in internal control under Section 404 of the Sarbanes-Oxley Act has been set quite low and, during the course of our annual testing, we may find one or more material weaknesses or significant deficiencies. Furthermore, there is no guarantee that we will be able to remedy any deficiencies we may find in a cost effective manner and in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Failure to maintain an effective internal control environment could have a material adverse effect on our business and our stock price.

ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2: PROPERTIES

Facilities

Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2011. During December 2001, we consolidated the under-utilized space in our Mountain View facility and used approximately 43,000 square feet from January 2002 through December 2004. During December 2004, we reviewed our future facility needs and determined that our forecasted growth for 2005 and beyond would require the utilization of certain unoccupied space. As a result, we extended the lease on our Mountain View facility through 2011. In addition, we occupy field sales offices in various cities throughout the United States. We also maintain sales and support offices in leased space in Reading, United Kingdom.

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

On October 21, 2005, we filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. We served CardSystems with the complaint on October 21, 2005. The individual defendants were served in November 2005. CardSystems filed an answer on December 7, 2005. The individual defendants filed an answer on December 30, 2005. Preliminary discovery has begun. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ National Market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2004	High	Low
First Quarter	$5.27	$4.00
Second Quarter	$8.83	$4.89
Third Quarter	$8.73	$4.09
Fourth Quarter	$7.94	$5.03

Year ended December 31, 2005	High	Low
First Quarter	$6.84	$5.06
Second Quarter	$7.76	$4.96
Third Quarter	$7.52	$6.50
Fourth Quarter	$7.53	$5.97

We had approximately 400 shareholders of record as of March 1, 2006. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

In January 2006, our Board of Directors authorized the use of up to $10.0 million for the repurchase of shares of our common stock. The purchases may be made in the open market from time to time over the next twelve months as market and business conditions warrant. In addition, all purchases are subject to the availability of shares and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$50,511	$36,709	$27,503	$28,024	$30,749
Cost of revenues	20,492	12,023	9,293	11,984	20,550

Gross profit	30,019	24,686	18,210	16,040	10,199
Operating expenses:
Product development	8,000	6,772	7,529	8,078	17,372
Sales and marketing	11,140	10,065	11,164	13,143	20,607
General and administrative	6,031	5,551	4,942	5,856	11,070
Amortization of goodwill and other intangible assets	—	—	—	—	41,933
Deferred compensation amortization	—	—	—	—	2,511
Restructuring and other non-recurring charges	—	(1,493)	467	2,473	104,661

Total operating expenses	25,171	20,895	24,102	29,550	198,154

Income (loss) from operations	4,848	3,791	(5,892)	(13,510)	(187,955)
Interest income, net	1,324	695	625	1,158	3,306
Loss on investment in joint venture	—	—	(175)	(162)	(398)
Income tax provision (benefit)	(3,074)	25	—	—	—

Net income (loss)	$9,246	$4,461	$(5,442)	$(12,514)	$(185,047)

Basic net income (loss) per share	$0.28	$0.13	$(0.17)	$(0.38)	$(5.38)

Diluted net income (loss) per share	$0.26	$0.12	$(0.17)	$(0.38)	$(5.38)

Weighted average number of shares used in computing basic net income (loss) per share	33,464	33,448	32,860	32,900	34,370

Weighted average number of shares used in computing diluted net income (loss) per share	35,811	35,884	32,860	32,900	34,370

	December 31, _
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$47,001	$44,703	$44,361	$49,275	$59,116
Working capital	53,234	45,468	41,629	42,852	50,367
Total assets	65,327	55,280	54,807	61,807	78,192
Total stockholders’ equity	56,933	47,499	44,195	49,368	62,472

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

We commenced operations in March 1996 as a division of Beyond.com. On December 31, 1997, Beyond.com transferred assets and liabilities related to its commerce transaction processing services division to us. We have incurred significant losses since our inception, and through December 31, 2005 had incurred cumulative losses of approximately $308.9 million.

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For each of the years ended December 31, 2005, 2004 and 2003, no customer accounted for more than 10% of revenues.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

We derive a significant portion of our transaction processing revenues from global acquiring fees charged to merchants for payment processing services. Our fees, which are primarily a percentage of the dollar amount of each transaction processed, are based upon the merchant’s monthly charge volume and risk profile. In addition, we record revenues for miscellaneous services related to global acquiring, such as fees for processing credit card chargebacks. In accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), we recognize these fees on a gross basis as we are the primary agent in the transaction in the period the merchants’ transactions are processed. Related interchange fees paid to card issuing banks and assessments paid to credit card associations are recognized in cost of revenues at that time.

We use the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) to recognize revenue when a software license includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) exists for all undelivered elements. We allocate revenue to each element based on its fair value as determined by VSOE. We defer revenue for any undelivered elements and recognize the deferred revenue when the product is delivered or over the period in which the service is performed. In addition, through September 30, 2003, we ratably recognized enterprise software revenue that had previously been deferred prior to the establishment of VSOE of fair value for maintenance revenue, while also recording enterprise software revenue relating to new agreements under the residual method of accounting in accordance with SOP 98-9.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 10 of our consolidated financial statements, as of December 31, 2005, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Accounting for Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities and for net operating loss and tax credit carryforwards. Prior to the fourth quarter of 2005, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

During the fourth quarter of 2005, we recorded an income tax benefit of $3.1 million. This benefit included a $3.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Results of Operations

The following table sets forth certain items in our consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	40.6%	32.8%	33.8%

Gross profit	59.4%	67.2%	66.2%

Operating expenses:
Product development	15.8%	18.4%	27.4%
Sales and marketing	22.1%	27.4%	40.6%
General and administrative	11.9%	15.1%	18.0%
Restructuring charges	—	(4.1%)	1.7%

Total operating expenses	49.8%	56.8%	87.7%

Income (loss) from operations	9.6%	10.4%	(21.5%)
Loss on investment in joint venture	—	—	(0.6%)
Interest and other income, net	2.6%	1.9%	2.3%

Income (loss) before income taxes	12.2%	12.3%	(19.8%)
Income tax provision (benefit)	(6.1%)	0.1%	—

Net income (loss)	18.3%	12.2%	(19.8%)

Years Ended December 31, 2005 and 2004

Revenues. Revenues increased to $50.5 million in 2005, an increase of approximately $13.8 million or 37.6% as compared to $36.7 million in 2004. Transaction and support revenues increased to $43.2 million in 2005, an increase of approximately 50.3% as compared to $28.7 million in 2004. Approximately 80% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services revenue as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended December 31, 2005. We processed approximately 637.1 million transactions in 2005 as compared to approximately 436.3 million transactions in 2004, an increase of approximately 46%. Transaction and support revenues increased at a lower rate relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Global acquiring revenues represented approximately 25.6% of our transaction and support revenues for the year ended December 31, 2005, as compared to 8.5% for the year ended December 31, 2004. Enterprise software license and maintenance revenues increased to $3.7 million in 2005, an increase of approximately 7.3% as compared to $3.4 million in 2004. The increase is due primarily to one license agreement which generated approximately $0.5 million in software license and maintenance revenues during the year ended December 31, 2005. Professional services revenues decreased to $3.6 million in 2005, a decrease of approximately 19.8% as compared to $4.5 million in 2004, due primarily to a general decrease in demand for professional services, resulting in a decrease in billable hours as well as a decrease in the average contract price of projects that occurred during the year ended December 31, 2005.

Cost of Revenues. Transaction and support cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues increased to $17.7 million or 41.0% of transaction and support revenues in

2005 from $9.4 million or 32.7% of transaction and support revenues in 2004. The increase in absolute dollars is primarily due to higher processing fees paid to third parties related to our global acquiring services which is a variable cost that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. The increase as a percentage of transaction and support revenues is primarily due to an increase in our global acquiring revenues which have lower gross margins relative to our historical transaction service revenues. Enterprise software cost of revenues is composed of customer support personnel costs, third-party fees and fulfillment costs. Enterprise software cost of revenues increased to $0.8 million or 22.8% of enterprise software revenues in 2005 from $0.5 million or 14.8% of enterprise software revenues for 2004. The increase in absolute dollars and as a percentage of enterprise software revenues is primarily due to an increase in third party license fees. Professional services cost of revenues consist principally of personnel-related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues decreased to $2.0 million or 54.0% of professional services revenues for 2005 as compared to $2.1 million or 46.9% of professional services revenues for 2004. The decrease in absolute dollars is due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in lower-margin projects during 2005. During the year ended December 31, 2005, we reversed $0.2 million in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased to $8.0 million in 2005 from $6.8 million in 2004, an increase of 18.1%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $1.2 million. As a percentage of revenue, product development expenses decreased to 15.8% in 2005 as compared to 18.4% in 2004. The decrease is primarily due to the increase in revenue from existing and new customers, offset in part by the increase in product development expenses during 2005. We expect product development expenses will increase in absolute dollars during 2006 as we increase headcount to support the additional development projects. As a percentage of revenue, we expect product development expenses in 2006 to moderately decrease as compared to 2005 due primarily to expected revenue growth. During the year ended December 31, 2005, we reversed $0.1 million in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased to $11.1 million in 2005 from $10.1 million in 2004, an increase of 10.7%. The increase is primarily due to a decrease in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 22.1% in 2005 as compared to 27.4% in 2004. The decrease is primarily due to the increase in revenue from existing and new customers during 2005, offset to a certain extent by the increase in sales and marketing expenses resulting in part from the decrease in utilization of professional services personnel on professional services projects. We expect that sales and marketing expenses will increase in absolute dollars during 2006 as we increase headcount to support our anticipated revenue growth. In addition, sales and marketing expenses can fluctuate based on utilization of professional services personnel. As a percentage of revenue, we expect sales and marketing expenses in 2006 to be relatively consistent with 2005. During the year ended December 31, 2005, we reversed $0.2 million in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased to $6.0 million in 2005 from $5.6 million in 2004, an increase of 8.6%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.3 million. As a percentage of revenue, general and administrative expenses decreased to 11.9% in 2005 as compared to 15.1% in 2004. The decrease is primarily due to the increase in revenue from existing and new customers during 2005. We expect general and administrative expenses will increase in absolute dollars in 2006 due to higher personnel-related expenses and higher third-party professional fees. As a percentage of revenue, we expect general and administrative expenses in 2006 to modestly decrease as compared to 2005 due primarily to expected revenue growth. During the year ended December 31, 2005, we reversed $0.2 million in accrued liabilities that had previously been recorded as general and administrative expenses in prior years. We will continue to assess the necessity of all of our accrued liabilities and, as a result, may reverse additional amounts in the future.

Restructuring Charges. During 2001, we closed our St. Louis, Missouri facility, exited certain under-utilized space in our Mountain View, California and Austin, Texas facilities and consolidated our data centers. During 2003, we continued to reassess our previous estimates of probable costs and the sublease timelines associated with subleasing excess leased facilities. The reassessments were prompted by further declines in the real estate market in the cities where those facilities are located. After considering information provided to us by our real estate advisors, we concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframes originally planned. As a result, we recorded an additional charge of $0.3 million during 2003 relating to these facilities. These additional charges considered current lease rates for similar facilities as well as costs associated with the estimated added holding periods. Also, during 2003, we were able to sublease a portion of our St. Louis, Missouri facility and recorded a recovery of approximately $0.2 million. During the fourth quarter of 2004, we re-evaluated our future facility needs and determined that our forecasted growth would require the utilization of the unoccupied space in our Mountain View, California facility beginning in 2005. As a result, we decided to no longer market the available space at this facility, and extended the lease on this facility through December 2011. As a result, we reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility. See Note 4 of Notes to Consolidated Financial Statements.

Interest Income. Interest income, net which consists of interest earnings on cash, cash equivalents and short-term investments increased to $1.3 million in 2005 from $0.7 million in 2004, an increase of 90.5%. This increase is primarily due to an increase in average balances of cash, cash equivalents and short-term investments during 2005 as compared to 2004 as a result of our income from operations in 2005 and slightly higher investment yields. We expect interest income to increase in 2006 due to anticipated higher cash, cash equivalents and short-term investment balances.

Income Tax Provision (Benefit). We recorded an income tax benefit of $3.1 million in 2005 as compared to a provision for income tax expense of $25,000 in 2004. Included in the $3.1 million income tax benefit was a $3.2 million reversal of the valuation allowance related to a portion our deferred tax assets, which was recorded in the fourth quarter of 2005, offset by amounts accrued for our estimated 2005 federal, state and foreign income tax liabilities. Prior to the fourth quarter of 2005, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets. The $3.2 million reversal of the valuation allowance was primarily based on projected taxable income.

Without the reduction in our valuation allowance, the effective tax rate for 2005 would have been approximately 2%, which represents certain minimum federal, state and foreign income tax liabilities.

As of December 31, 2005, we had federal and state net operating loss carryforwards of approximately $158.5 million and $45.9 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2012 through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

Years Ended December 31, 2004 and 2003

Revenues. Revenues increased to $36.7 million in 2004, an increase of approximately $9.2 million or 33.5% as compared to $27.5 million in 2003. Transaction and support revenues increased to $28.7 million in 2004, an increase of approximately 32.7% as compared to $21.7 million in 2003. We processed approximately 436.3 million transactions in 2004 as compared to approximately 291.2 million transactions in 2003, an increase of approximately 50%. The increase in revenue and transactions processed was due primarily to a general increase in our existing customers’ online business and the resulting increase in transaction volumes processed by our existing customers. To a lesser extent, the increase in revenue and transactions processed was due to the growth of our customer base as transaction revenues and volumes from new customers represented less than 15% and 10% of their respective totals in 2004. Transaction and support revenues increased at a lower rate relative to the increase in total transactions processed due primarily to the increase in transaction volumes of our higher-volume customers that receive greater discounts as their transaction volumes increase. Enterprise software license and maintenance revenues decreased to $3.4 million in 2004, a decrease of approximately 11.0% as compared to $3.9 million in 2003. The decrease was due primarily to a decrease in the number of new enterprise software sales that occurred in 2004, caused by a general decrease in demand for internal software payment solutions and an increasing demand for outsourced solutions. Professional services revenues increased to $4.5 million in 2004, an increase of approximately 128.5% as compared to $2.0 million in 2003, due primarily to an increase in the number and dollar magnitude of professional services projects that occurred during 2004, resulting from an increase in spending on information technology infrastructure.

Cost of Revenues. Transaction and support cost of revenues increased to $9.4 million or 32.7% of transaction and support revenues in 2004 from $7.9 million or 36.3% of transaction and support revenues in 2003. The increase in absolute dollars was primarily due to higher processing fees related to our global payment product which is a variable cost that will continue to increase in absolute dollars as the related revenue increases. The decrease as a percentage of transaction and support revenues was primarily due to the increase in revenue from existing and new customers during 2004 compared to 2003, offset to a certain extent, by the increase in processing fees related to our global payment product. Enterprise software cost of revenues was $0.5 million or 14.8% of enterprise software revenues for 2004, consistent with the $0.5 million or 12.5% of enterprise software revenues for 2003. The increase as a percentage of enterprise software revenues was primarily due to an increase in third party license fees combined with a decrease in enterprise software revenues during 2004 compared to 2003. Professional services cost of revenues increased to $2.1 million or 46.9% of professional services revenues for 2004 as compared to $1.0 million or 48.0% of professional services revenues for 2003. The increase in absolute dollars was due to higher personnel-related costs resulting from an increase in personnel necessary to support our professional services projects. During the year ended December 31, 2004, we reversed $0.2 million in accrued liabilities that had previously been recorded as cost of revenues in prior years.

Product Development. Product development expenses decreased to $6.8 million in 2004 from $7.5 million in 2003, a decrease of 10.1%. The decrease was primarily due to a decrease in overhead costs of approximately $0.6 million, which includes a $0.3 million decrease in depreciation expense. As a percentage of revenue, product development expenses decreased to 18.4% in 2004 as compared to 27.4% in 2003. The decrease was primarily due to the decrease in overhead costs combined with the increase in revenue from existing and new customers during 2004. During the year ended December 31, 2004, we reversed $92,000 in accrued liabilities that had previously been recorded as product development expenses in prior years.

Sales and Marketing. Sales and marketing expenses decreased to $10.1 million in 2004 from $11.2 million in 2003, a decrease of 9.8%. The decrease was primarily due to an increase in utilization of professional services personnel as compared to the same period last year. To the extent professional services personnel are not utilized on professional services projects, they are redeployed in support of sales efforts and the related compensation expense is classified as sales and marketing expense accordingly. As a percentage of revenue, sales and marketing expenses decreased to 27.4% in 2004 as compared to 40.6% in 2003. The decrease was primarily due to the decrease in sales and marketing expenses resulting from the increase in utilization of professional services personnel, combined with the increase in revenue from existing and new customers during 2004. During the year ended December 31, 2004, we reversed $0.2 million in accrued liabilities that had previously been recorded as sales and marketing expenses in prior years.

General and Administrative. General and administrative expenses increased to $5.6 million in 2004 from $4.9 million in 2003, an increase of 12.3%. The increase was primarily due to an increase in legal costs and accounting fees related to Sarbanes-Oxley Section 404 compliance during 2004. As a percentage of revenue, general and administrative expenses decreased to 15.1% in 2004 as compared to 18.0% in 2003. The decrease was primarily due to the increase in revenue from existing and new customers during the year ended December 31, 2004. During the year ended December 31, 2004, we reversed $0.2 million in accrued liabilities that had previously been recorded as general and administrative expenses in prior years. We will continue to assess the necessity of all of our accrued liabilities and, as a result, may reverse additional amounts in the future.

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

Additionally, we recorded restructuring charges of approximately $0.4 million in 2003 which represented costs associated with the reduction of our worldwide workforce. During 2003, we reduced our workforce by 11 employees of which 8 were in sales and marketing; 2 were in product development; and 1 was in operations.

Loss on Investment in Joint Venture. In 2003, we made additional contributions to the joint venture totaling $0.2 million, all of which were recorded as losses in the period the contribution occurred.

Interest Income. Interest income, which consists of interest earnings on cash, cash equivalents and short-term investments increased to $0.7 million in 2004 from $0.6 million in 2003. This increase is primarily due to an increase in average cash, cash equivalents and short-term investments during 2004 as compared to 2003 as a result of our income from operations in 2004 and slightly higher investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $25,000 in 2004. This provision consisted of amounts accrued for our 2004 domestic federal and state alternative minimum income tax liability. This provision was based upon our 2004 net income before income taxes and took into consideration the utilization of our net operating loss carry forwards.

Related Parties

For the years ended December 31, 2005, 2004 and 2003, legal fees of approximately $0.5 million, $0.5 million and $0.3 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which one of our directors is a partner. As of December 31, 2005 and 2004, we had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $47.0 million as of December 31, 2005 compared to $44.7 million as of December 31, 2004. An overview of the significant cash flow activities for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2005	2004
Cash provided by operating activities	$3,774	$1,531
Proceeds from payment of promissory note	—	645
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	2,966	3,088
Purchases of property and equipment	(1,571)	(677)
Repurchases of common stock	(2,405)	(4,288)

Cash, cash equivalents and short-term investments increased $2.3 million from December 31, 2004 to December 31, 2005. This increase is primarily due to the following:

•	improved cash flows from operating activities of $3.8 million, primarily due to increased revenue in 2005; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $3.0 million.

These increases are offset by decreases in cash, cash equivalents and short-term investments due to the following:

•	the purchase of property and equipment for $1.6 million; and

•	common stock repurchases of approximately $2.4 million, net of costs.

We believe that our cash and short-term investment balances as of December 31, 2005 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions, except for our acquisition of BidPay.com, Inc. See Note 16 of Notes to Consolidated Financial Statements. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of December 31, 2005, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$8,080	$2,857	$2,319	$1,936	$968

Total commitments	$8,080	$2,857	$2,319	$1,936	$968

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R will require us to measure all employee stock-based compensation awards using a fair value method and record the expense in our consolidated financial statements. The provisions of SFAS No. 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective for fiscal years beginning after June 15, 2005. We will adopt SFAS No. 123R using the modified prospective transition method in our first quarter of 2006.

We have assessed the impact of this change in accounting and believe that the adoption of SFAS No. 123R will materially reduce our reported income from operations. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. In addition, SFAS No. 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows rather than as an adjustment of operating activity as currently presented.

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

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CyberSource Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 9, 2006

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,383	$13,052
Short-term investments	32,618	31,651
Trade accounts receivable, net of allowances of $650 and $473 at December 31, 2005 and 2004	8,592	6,600
Prepaid expenses and other current assets	2,843	1,946
Deferred income taxes	3,192	—

Total current assets	61,628	53,249
Property and equipment, net	2,542	1,746
Other noncurrent assets	1,157	285

Total assets	$65,327	$55,280

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$519	$392
Other accrued liabilities	5,944	5,549
Deferred revenue	1,931	1,840

Total current liabilities	8,394	7,781

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—33,940,021 in 2005 and 33,431,290 in 2004	34	33
Additional paid-in capital	361,710	361,057
Accumulated other comprehensive income (loss)	(439)	27
Accumulated deficit	(304,372)	(313,618)

Total stockholders’ equity	56,933	47,499

Total liabilities and stockholders’ equity	$65,327	$55,280

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Transaction and support	$43,184	$28,737	$21,654
Enterprise software	3,693	3,443	3,867
Professional services	3,634	4,529	1,982

Total revenues	50,511	36,709	27,503
Cost of revenues:
Transaction and support	17,689	9,389	7,858
Enterprise software	842	509	484
Professional services	1,961	2,125	951

Total cost of revenues	20,492	12,023	9,293

Gross profit	30,019	24,686	18,210
Operating expenses:
Product development	8,000	6,772	7,529
Sales and marketing	11,140	10,065	11,164
General and administrative	6,031	5,551	4,942
Restructuring charges	—	(1,493)	467

Total operating expenses	25,171	20,895	24,102

Income (loss) from operations	4,848	3,791	(5,892)
Loss on investment in joint venture	—	—	(175)
Interest income	1,324	695	625

Income (loss) before taxes	6,172	4,486	(5,442)
Income tax provision (benefit)	(3,074)	25	—

Net income (loss)	$9,246	$4,461	$(5,442)

Basic net income (loss) per share	$0.28	$0.13	$(0.17)

Diluted net income (loss) per share	$0.26	$0.12	$(0.17)

Weighted average number of shares used in computing basic net income (loss) per share	33,464	33,448	32,860

Weighted average number of shares used in computing diluted net income (loss) per share	35,811	35,884	32,860

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2002	32,765,586	$33	$362,048	$(76)	$(312,637)	$49,368
Issuance of common stock under stock option plans	815,470	—	1,314	—	—	1,314
Issuance of common stock under employee stock purchase plan	71,767	—	130	—	—	130
Repurchase of common stock, net	(483,700)	—	(1,235)	—	—	(1,235)
Unrealized loss on short-term investments	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	75	—	75
Net loss	—	—	—	—	(5,442)	(5,442)

Comprehensive loss	—	—	—	—	—	(5,382)

Balance at December 31, 2003	33,169,123	33	362,257	(16)	(318,079)	44,195
Issuance of common stock under stock option plans	1,120,676	1	2,866	—	—	2,867
Issuance of common stock under employee stock purchase plan	71,691	—	221	—	—	221
Repurchase of common stock, net	(930,200)	(1)	(4,287)	—	—	(4,288)
Unrealized loss on short-term investments	—	—	—	(57)	—	(57)
Foreign currency translation adjustment	—	—	—	100	—	100
Net income	—	—	—	—	4,461	4,461

Comprehensive income	—	—	—	—	—	4,504

Balance at December 31, 2004	33,431,290	33	361,057	27	(313,618)	47,499
Issuance of common stock under stock option plans	869,342	1	2,586	—	—	2,587
Issuance of common stock under employee stock purchase plan	82,389	—	379	—	—	379
Repurchase of common stock, net	(443,000)	—	(2,405)	—	—	(2,405)
Tax benefit from employee stock options	—	—	93	—	—	93
Unrealized gain on short-term investments	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	(490)	—	(490)
Net income	—	—	—	—	9,246	9,246

Comprehensive income	—	—	—	—	—	8,780

Balance at December 31, 2005	33,940,021	$34	$361,710	$(439)	$(304,372)	$56,933

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$9,246	$4,461	$(5,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	775	1,126	3,603
Loss on investment in joint venture	—	—	175
Deferred income taxes	(3,192)	—	—
Tax benefit from employee stock options	93	—	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,992)	(1,772)	(762)
(Increase) decrease in prepaid expenses and other current assets	(722)	461	(934)
(Increase) decrease in other noncurrent assets	(872)	86	729
Increase (decrease) in accounts payable	127	(108)	39
(Increase) decrease in other accrued liabilities	395	(2,730)	(1,806)
Increase (decrease) in deferred revenue	91	7	(210)

Net cash provided by (used in) operating activities	3,949	1,531	(4,608)

Investing activities:
Purchases of property and equipment	(1,571)	(677)	(382)
Investment in joint venture	—	—	(175)
Proceeds from payment of promissory note under loan agreement	—	645	—
Purchases of short-term investments	(67,515)	(69,855)	(60,737)
Maturities of short-term investments	66,572	67,258	57,581

Net cash used in investing activities	(2,514)	(2,629)	(3,713)

Financing activities:
Principal payments on capital lease obligations	—	—	(18)
Issuance of notes receivable	(175)	—	—
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	2,966	3,088	1,444
Repurchase of common stock, net	(2,405)	(4,288)	(1,235)

Net cash provided by (used in) financing activities	386	(1,200)	191

Effect of foreign exchange rate changes on cash	(490)	100	75

Net increase (decrease) in cash and cash equivalents	1,331	(2,198)	(8,055)
Cash and cash equivalents at beginning of period	13,052	15,250	23,305

Cash and cash equivalents at end of period	$14,383	$13,052	$15,250

Supplemental disclosure of cash flow information:
Taxes paid	$7	$—	$—

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

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiary are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiary are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were not material through December 31, 2005.

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

Revenue Recognition

The Company derives its revenues from monthly commerce transaction processing fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. SAB 104 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of those fees.

Transaction revenues are recognized in the period in which the transactions occur. The Company derives a significant portion of its transaction processing revenues from global acquiring fees charged to merchants for payment processing services. The Company’s fees, which are primarily a percentage of the dollar amount of each transaction processed, are based upon the merchant’s monthly charge volume and risk profile. In addition, the Company records revenues for miscellaneous services related to global acquiring, such as fees for processing credit card chargebacks. In accordance with Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), the Company recognizes these fees on a gross basis as it is the primary agent in the transaction in the period the merchants’ transactions are processed. Related interchange fees paid to card issuing banks and assessments paid to credit card associations are recognized in cost of revenues at that time.

Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. The Company recognizes software license revenue in the period in which the contract is signed, the software is delivered and the fee is collectible. The Company uses the residual method of accounting as permitted by Statement of Position 98-9 (“SOP 98-9”) to recognize revenue when a software license includes one or more elements to be delivered at a future date and vendor specific objective evidence (“VSOE”) exists for all undelivered elements. The Company allocates revenue to each element based upon its fair value as determined by VSOE. The Company defers revenue for any undelivered elements and recognizes the deferred revenue when the product is delivered or over the period in which the service is performed.

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

Provisions are provided for sales returns and are based on historical experience and other known factors. For the years ended December 31, 2005, 2004 and 2003, no customer accounted for more than 10% of total revenues.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2005 and 2004, cash equivalents consist primarily of investments in money market funds.

Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are primarily composed of government and corporate bonds with an original maturity greater than three months and less than one year. Also included in short-term investments are approximately $15.2 million in auction rate securities with final maturities ranging from 29 to 40 years. Although some maturities may extend beyond one year, these securities are available to be used for current operations and therefore, are classified as short-term investments as all of the Company’s auction rate securities have auction dates within one year of the prior auction date. Cash, cash equivalents and short-term investments consist of the following as of December 31, 2005 and 2004 (in thousands):

	Carrying Value at December 31, 2005	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2005
Cash and cash equivalents:
Cash	$2,309	$—	$—	$2,309
Money market funds	12,074	—	—	12,074

Total cash and cash equivalents	14,383	—	—	14,383

Short-term investments:
Municipal bonds	16,242	—	—	16,242
Corporate bonds	6,622	—	(18)	6,604
U.S. Government and agency securities	9,802	—	(30)	9,772

Total short-term investments	32,666	—	(48)	32,618

Total cash, cash equivalents and short- term investments	$47,049	$—	$(48)	$47,001

	Carrying Value at December 31, 2004	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2004
Cash and cash equivalents:
Cash	$1,912	$—	$—	$1,912
Money market funds	11,140	—	—	11,140

Total cash and cash equivalents	13,052	—	—	13,052

Short-term investments:
Municipal bonds	10,226	—	(2)	10,224
Corporate bonds	11,468	—	(40)	11,428
U.S. Government and agency securities	10,029	—	(30)	9,999

Total short-term investments	31,723	—	(72)	31,651

Total cash, cash equivalents and short- term investments	$44,775	$—	$(72)	$44,703

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized losses on short-term investments, which represent the difference between the fair market value and the amortized cost, were $48,000 as of December 31, 2005 and $72,000 as of December 31, 2004. There were no realized gains or losses from the sale of short-term investments during fiscal 2005, 2004 or 2003.

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

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2005 and 2004, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2005 and 2004, the percentage of accounts receivable due from foreign customers was 12% and 16%, respectively.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives. Depreciation expense was $0.8 million, $1.1 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Computer equipment and software	$22,853	$21,256
Furniture and fixtures	1,731	1,731
Office equipment	1,375	1,401
Leasehold improvements	2,793	2,793

	28,752	27,181
Less accumulated depreciation and amortization	26,210	25,435

	$2,542	$1,746

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

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $10,000, $0.1 million and $0.2 million during the years ended December 31, 2005, 2004 and 2003, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) amends Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and has continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, no compensation has been recognized for the Company’s stock-based compensation. If compensation expense for the Company’s stock-based compensation had been determined based on the fair value of the stock grants, our net income (loss) and net income (loss) per share would have been the following (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$9,246	$4,461	$(5,442)
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,009)	(3,392)	(6,206)

Pro forma net income (loss)	$6,237	$1,069	$(11,648)

Basic net income (loss) per share, as reported	$0.28	$0.13	$(0.17)

Pro forma basic net income (loss) per share	$0.19	$0.03	$(0.35)

Diluted net income (loss) per share, as reported	$0.26	$0.12	$(0.17)

Pro forma diluted net income (loss) per share	$0.17	$0.03	$(0.35)

Total stock-based employee compensation expense determined under the fair value method for all awards is shown net of tax related effects for 2005 and 2004 and gross of tax related effects for 2003 as the Company had incurred a net loss in 2003.

The fair value was estimated at the date of grant using the Black-Scholes valuation model in 2005, 2004 and 2003 with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Stock options:
Risk-free interest rate	4.37%	3.43%	2.97%
Dividend yield	—	—	—
Volatility	0.60	0.75	0.59
Expected life (years)	3.97	4	4

Employee stock purchase plan shares:
Risk-free interest rate	3.50%	1.61%	1.08%
Dividend yield	—	—	—
Volatility	0.44	0.75	0.59
Expected life (months)	6	6	6

The weighted average fair value of options granted was $2.81, $2.86 and $1.16 per share for options granted during 2005, 2004 and 2003, respectively. The weighted average fair value for shares purchased under the employee stock purchase plan was $0.33, $1.44 and $0.74 per share during 2005, 2004 and 2003, respectively.

Net Income (Loss) Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic and diluted net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period. Potentially dilutive securities have been excluded from the computation of 2003 net loss per share as their effect is antidilutive.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had reported net income for the year ended December 31, 2003, diluted earnings per share would have included the shares used in the computation of net loss per share as well as additional common equivalent shares related to outstanding options to purchase approximately 1,699,481 shares of common stock. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The common equivalent shares related to the convertible note payable would be determined on a weighted average basis using the “as-if converted” method.

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to more likely than not be realized. Prior to the fourth quarter of fiscal 2005, the Company recorded a full valuation allowance to reserve for the benefit of its deferred tax assets due to the uncertainty surrounding its ability to realize these assets.

During the fourth quarter of 2005, the Company recorded an income tax benefit of approximately $3.1 million. This benefit included a $3.2 million reduction in the Company’s valuation allowance against its deferred tax assets. This determination was primarily based on projected taxable income.

Accumulated Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of its net income (loss) and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and foreign currency translation gains or losses.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R will require the Company to measure all employee stock-based compensation awards using a fair value method and record the expense in the Company’s consolidated financial statements. The provisions of SFAS No. 123R, as amended by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective for fiscal years beginning after June 15, 2005. The Company will adopt SFAS 123R using the modified prospective transition method in its first quarter of 2006.

The Company has assessed the impact of this change in accounting and believes that the adoption of SFAS No. 123R will materially reduce the Company’s reported results of operations. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. In addition, SFAS No. 123R requires the tax benefits from employee stock plans to be classified as a financing activity in the consolidated statement of cash flows rather than as an adjustment of operating activity as currently presented.

2. Balance Sheet Detail

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Prepaid expenses	$1,505	$1,343
Value added taxes receivable	956	522
Acquiring receivable	185	64
Notes receivable	175	—
Other current assets	22	17

Total prepaid expenses and other current assets	$2,843	$1,946

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other non-current assets consist of the following (in thousands):

	December 31,
	2005	2004
Prepaid rent	$824	$—
Deposits	265	285
Other non-current assets	68	—

Total other noncurrent assets	$1,157	$285

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Employee benefits and related expenses	$2,415	$1,990
Accrued restructuring related expenses	—	19
Accrued cost of revenues	920	635
Other liabilities	2,609	2,905

Total other accrued liabilities	$5,944	$5,549

3. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations as principally three segments, Commerce transaction services and support, enterprise software and professional services and manages the business based on the revenues and cost of revenues of these segments. Additionally, revenues from outside the United States were 9.6%, 9.4% and 7.7% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, no customer accounted for more than 10% of revenues.

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the years ended December 31, 2005, 2004 and 2003. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	December 31,
	2005	2004	2003
Revenues:
Commerce transaction services and support	$43,184	$28,737	$21,654
Enterprise software	3,693	3,443	3,867
Professional services	3,634	4,529	1,982

Total revenues	$50,511	$36,709	$27,503

	December 31,
	2005	2004	2003
Cost of revenues:
Commerce transaction services and support	$17,689	$9,389	$7,858
Enterprise software	842	509	484
Professional services	1,961	2,125	951

Total cost of revenues	$20,492	$12,023	$9,293

4. Restructuring Charges

During the year ended December 31, 2004, the Company recorded a non-recurring restructuring reversal of $1.5 million. During the year ended December 31, 2003, the Company recorded non-recurring restructuring charge of $0.5 million. The non-recurring restructuring activity is summarized below:

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2005	2004	2003
Worldwide workforce reductions	$—	$—	$370
Facilities and equipment charges	—	(1,493)	97

Total restructuring and other non-recurring charges	$—	$(1,493)	$467

The Company recorded a restructuring charge of approximately $0.4 million in 2003 related to the reduction of its workforce worldwide to realign its resources to better manage and control the business. During 2003, the Company reduced its workforce by 11 employees of which 8 were in sales and marketing; 2 were in product development; and 1 was in operations. As of December 31, 2003, all amounts related to severance and benefits had been paid. The Company also recorded facility-related restructuring charges of approximately $0.1 million in 2003.

During 2001, the Company closed its St. Louis, Missouri facility, exited certain under-utilized space in its Mountain View, California and Austin, Texas facilities and consolidated its data centers. During 2003, the Company continued to reassess its previous estimates of probable costs and the sublease timelines associated with subleasing excess leased facilities. The reassessments were prompted by further declines in the real estate market in the cities where those facilities are located. After considering information provided to the Company by its real estate advisors, the Company concluded it was probable these facilities could not be subleased at rates originally considered nor could they be subleased in the timeframes originally planned. As a result, the Company recorded an additional charge of $0.3 million during 2003 relating to these facilities. These additional charges considered then current lease rates for similar facilities as well as costs associated with the estimated added holding periods. Also during 2003, the Company was able to sublease a portion of its St. Louis, Missouri facility and recorded a recovery of $0.2 million. During the fourth quarter of 2004, the Company re-evaluated its future facility needs and determined that its forecasted growth would require the utilization of the unoccupied space in its Mountain View, California facility beginning in 2005. As a result, the Company decided to no longer market the available space at its Mountain View, California facility, and extended its lease on this facility through December 2011. As a result, the Company reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility.

The following table summarizes the costs and activities during fiscal 2005, related to the 2001 restructuring charges (in thousands):

	Balance at December 31, 2004	Adjustment to Restructuring Charge	Cash Payments	Non-cash Charges	Balance at December 31, 2005
Facilities related charges	$19	$—	$(19)	$—	$—

	$19	$—	$(19)	$—	$—

5. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Year Ended December 31,
	2005	2004
Cumulative foreign currency translation adjustment	$(391)	$99
Unrealized loss on short-term investments	(48)	(72)

Accumulated other comprehensive income (loss)	$(439)	$27

6. Commitments

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2011. Rental expense was approximately $1.5 million, $1.4 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements, which is included in property and equipment, aggregated approximately $1. 8 million at December 31, 2005 and 2004. Related accumulated amortization was approximately $1.8 million at December 31, 2005 and 2004. Amortization expense related to assets under capital leases is included with depreciation expense.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases at December 31, 2005 are as follows (in thousands):

Year ending December 31,	Operating Leases
2006	2,857
2007	1,321
2008	998
2009	968
2010	968
2011	968

Total minimum payments	$8,080

7. Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors has the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2005, there are no shares of preferred stock outstanding.

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

The Company has reserved shares of common stock for future issuance at December 31, 2005 as follows:

1998 and 1999 Stock Option Plans:
Options outstanding	6,358,136
Options available for future grants	2,785,236
1999 Employee Stock Purchase Plan—shares available for future purchase	161,529

9,304,901

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

In January 1999, the Company adopted its 1999 Stock Option Plan (the “1999 Option Plan”). The Company has reserved a total of 9,000,000 shares of common stock for issuance under the 1999 Option Plan. The provisions of the 1999 Option Plan are similar to those of the 1998 Option Plan. In May 2004, the Company reserved 2,000,000 additional shares of common stock under the 1999 Option Plan.

In October 1999, the Company adopted the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”). The Company has reserved a total of 1,737,500 shares of common stock for issuance under the 1999 Nonqualified Option Plan. The 1999 Nonqualified Option Plan provides for the granting of non-qualified stock options to employees, consultants and directors. The other provisions of the 1999 Nonqualified Option Plan are similar to those of the 1999 and 1998 Stock Option Plans.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2000, the Company assumed the PaylinX Stock Option Plan as a result of its acquisition of PaylinX Corporation in September 2000. During 2004, the Company retired the unissued shares available for grant. Options previously granted under this plan that have not yet expired or otherwise become unexercisable continue to be administered under such plan, and any portions that expire or become unexercisable for any reason shall be canceled and be unavailable for future issuance.

The following table summarizes information about the Company’s stock option activity under the 1998 Option Plan, the 1999 Option Plan and the 1999 Nonqualified Option Plan.

		Options Outstanding
	Options Available for Grant	Number of Options	Weighted Average Exercise Price
Balance at December 31, 2002	5,588,062	5,817,133	$6.14
Options granted	(2,048,000)	2,048,000	$2.42
Options exercised	—	(815,470)	$1.61
Options canceled	1,108,612	(1,108,612)	$6.35

Balance at December 31, 2003	4,648,674	5,941,051	$5.45
Additional shares reserved	2,000,000	—	—
Options granted	(2,046,500)	2,046,500	$5.24
Options exercised	—	(1,120,676)	$2.56
Options canceled	684,043	(684,043)	$7.27
Options retired	(1,456,335)	—	$5.86

Balance at December 31, 2004	3,829,882	6,182,832	$5.70
Options granted	(1,509,675)	1,509,675	$5.69
Options exercised	—	(869,342)	$2.97
Options canceled	465,029	(465,029)	$9.03

Balance at December 31, 2005	2,785,236	6,358,136	$5.83

The following table summarizes information about options outstanding at December 31, 2005:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.05–$ 1.76	1,066,151	$1.50	5.85	1,036,026	$1.50
$ 1.79–$ 2.45	925,699	$2.22	7.06	599,138	$2.22
$ 2.48–$ 4.96	1,284,617	$4.53	7.75	655,871	$4.32
$ 5.00–$ 5.31	152,125	$5.13	8.53	61,550	$5.12
$ 5.43–$ 5.43	969,890	$5.43	9.18	234,872	$5.43
$ 5.46–$ 6.75	996,142	$6.27	6.03	756,870	$6.33
$ 6.80–$ 64.63	963,512	$15.86	6.07	675,802	$19.61

	6,358,136	$5.83		4,020,129	$6.30

At December 31, 2004 and 2003, 3,504,689 and 3,234,683 options were exercisable at a weighted average exercise price of $7.09 and $7.94, respectively.

Employee Stock Purchase Plan

In June 1999, the Company’s Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permitted eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. In May 2004, the Company reserved an additional 200,000 shares of common stock for issuance under the 1999 Employee Stock Purchase Plan. During the year ended December 31, 2005, the Company issued 82,389 shares of common stock to employees under the terms of the plan. As of December 31, 2005, 161,529 shares remain available for purchase under the plan.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Common Stock Repurchase Program

On January 22, 2003, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2003 to repurchase shares of the Company’s common stock. During the twelve months ending January 21, 2004, the Company repurchased 483,700 shares at an average price of $2.55 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 22, 2004, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 22, 2004 to repurchase shares of the Company’s common stock. During the twelve months ending January 21, 2005, the Company repurchased 930,200 shares at an average price of $4.61 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the period beginning February 1, 2005 and ending December 31, 2005, the Company repurchased 443,000 shares at an average price of $5.43 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

9. Related Party Transactions

For the years ended December 31, 2005, 2004 and 2003, legal fees of approximately $0.5 million, $0.5 million and $0.3 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company is a partner. As of December 31, 2005 and 2004, the Company had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of the Company’s contracts with the above-related parties are consistent with its contracts with other independent parties.

10. Litigation and Contingencies

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 21, 2005, the Company filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. The Company served CardSystems with the complaint on October 21, 2005. The individual defendants were served in November 2005. CardSystems filed an answer on December 7, 2005. The individual defendants filed an answer on December 30, 2005. Preliminary discovery has begun. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

11. Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	December 31,
	2005	2004	2003
Domestic	$4,952	$3,358	$(5,503)
Foreign	1,220	1,128	61

Income (loss) before taxes	$6,172	$4,486	$(5,442)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	December 31,
	2005	2004	2003
Current income taxes:
Federal	$80	$15	$—
State	38	10	—
Foreign	—	—	—

Total current income tax expense	118	25	—

Deferred income taxes:
Federal	(2,285)	—	—
State	(403)	—	—
Foreign	(504)	—	—

Total deferred income tax benefit	(3,192)	—	—

Total provision (benefit) for income taxes	$(3,074)	$25	$—

A reconciliation between the tax provision computed at the statutory income tax rate of 34% and the Company’s actual effective income tax provision is as follows (in thousands):

	December 31,
	2005	2004	2003
Tax provision at statutory rate of 34%	$2,098	$1,570	$(1,905)
State income taxes	(241)	269	—
Other	25	15	—
Domestic and foreign net operating losses utilized	(870)	(338)	(18)
Increased (decreased) valuation allowance	(4,086)	(1,491)	1,923

Provision for income taxes	$(3,074)	$25	$—

During the fourth quarter of 2005, the Company recorded an income tax benefit of approximately $3.1 million. This benefit included a $3.2 million reduction in the Company’s valuation allowance against its deferred tax assets. This determination was primarily based on projected taxable income.

As of December 31, 2005, the Company has approximately $158.5 million federal and $45.9 million state net operating loss carryforwards to reduce future taxable income. Of these amounts, $3.0 million and $0.5 million represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

As of December 31, 2005, the Company also has research and development tax credit carryforwards of approximately $1.1 million and $1.1 million for federal and state income tax purposes, respectively.

The net operating loss and credit carryforwards will expire at various dates beginning in 2012 through 2024, if not utilized. The utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The components of the net deferred tax assets are as follows (in thousands):

	December 31, _
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$58,145	$59,054
Research credit carryforwards	1,806	1,806
Other, net	2,526	2,697

Deferred tax assets	$62,477	$63,557
Deferred tax liability	—	—

Net deferred tax assets	$62,477	$63,557
Valuation allowance	59,285	(63,557)

Net deferred tax assets	$3,192	$—

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has recorded a valuation allowance against certain deferred tax assets. $3.5 million of the valuation allowance is attributable to the tax benefits of stock option compensation, the benefit of which will be credited to additional paid-in capital in the year in which the benefit is realized. The valuation allowance decreased approximately $4.3 million from December 31, 2004 to December 31, 2005.

12. Employee Savings and Retirement Plan

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

13. Net Income (Loss) Per Share Computation

The following table reconciles the numerators and denominators of the net income (loss) per share calculation for the years ended December 31, 2005, 2004 and 2003 (in thousands, except per share data):

	December 31,
	2005	2004	2003
Basic net income (loss) per share computation:
Net income (loss)	$9,246	$4,461	$(5,442)

Net income (loss) attributable to common stockholders	$9,246	$4,461	$(5,442)

Weighted-average common shares outstanding	33,464	33,448	32,860

Basic net income (loss) per share attributable to common stockholders	$0.28	$0.13	$(0.17)

Diluted net income (loss) per share computation:
Net income (loss)	$9,246	$4,461	$(5,442)

Net income (loss) attributable to common stockholders	$9,246	$4,461	$(5,442)

Weighted-average common shares outstanding	33,464	33,448	32,860
Incremental shares attributable to the assumed purchase of shares through the employee stock purchase plan	—	10	—
Incremental shares attributable to the assumed exercise of outstanding options	2,347	2,426	—

Total diluted weighted average common shares	35,811	35,884	32,860

Diluted net income (loss) per share attributable to common stockholders	$0.26	$0.12	$(0.17)

14. Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2005 or 2004.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2005 and 2004 is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2005
Revenues	$11,160	$11,912	$12,529	$14,910	$50,511
Gross profit	7,118	7,002	7,243	8,656	30,019
Net income	1,018	1,403	1,628	5,197	9,246
Basic net income per share	$0.03	$0.04	$0.05	$0.16	$0.28
Diluted net income per share	$0.03	$0.04	$0.05	$0.14	$0.26

Fiscal 2004
Revenues	$8,476	$8,623	$9,219	$10,391	$36,709
Gross profit	6,025	6,021	5,960	6,680	24,686
Net income	630	558	598	2,675	4,461
Basic net income per share	$0.02	$0.02	$0.02	$0.08	$0.13
Diluted net income per share	$0.02	$0.02	$0.02	$0.07	$0.12

The fourth quarter fiscal 2004 net income includes a reversal of facility restructuring charges of $1.5 million.

The fourth quarter fiscal 2005 net income includes a reduction in the Company’s deferred tax asset valuation allowance of $3.2 million.

16. Subsequent Events (unaudited)

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 10, 2006 to repurchase additional shares of the Company’s common stock. During the period beginning February 10, 2006 and ended March 1, 2006, the Company did not repurchase any shares.

On March 6, 2006, the Company acquired BidPay.com, Inc. from First Data Corporation for $1.8 million in cash. The Company acquired proprietary technology, databases and certain intellectual property rights, including exclusive rights to the BidPay.com brand.

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

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited management’s assessment, included in the accompanying Management Assessment of Internal Control, that CyberSource Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CyberSource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CyberSource Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CyberSource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CyberSource Corporation as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2005 of CyberSource Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 9, 2006

ITEM 9B: OTHER INFORMATION

On March 7, 2005, the Board of Directors (the “Board”) of CyberSource Corporation (the “Company”) adopted a cash bonus plan (the “Plan”) for certain officers and employees serving the Company as of such date. Under the Plan, for each quarter in 2005, an eligible officer would receive a cash bonus equal to 3% to 5% of such officer’s annual base salary if the Company exceeds certain corporate profit milestones for that quarter. For each quarter in 2005, an eligible non-officer employee would receive 1.5% to 2.25% of such employee’s annual base salary if the Company exceeds the corporate profit milestones for the applicable quarter. For cash bonuses granted in the third and fourth quarter of 2005, the corporate profit milestones were calculated on the basis of the combined results for the third and fourth quarter of 2005.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

      3. Index to Exhibits

See Index to Exhibits on page 52.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 10th day of March, 2006.

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

Signature	Title	Date

/s/ WILLIAM S. MCKIERNAN William S. McKiernan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 10, 2006

/s/ STEVEN D. PELLIZZER Steven D. Pellizzer	Chief Financial Officer and Vice President of Finance (Principal Financial Officer)	March 10, 2006

/s/ SCOTT R. CRUICKSHANK Scott R. Cruickshank	Director	March 10, 2006

/s/ JOHN J. MCDONNELL, Jr. John J. McDonnell, Jr.	Director	March 10, 2006

/s/ STEVEN P. NOVAK Steven P. Novak	Director	March 10, 2006

/s/ RICHARD SCUDELLARI Richard Scudellari	Director	March 10, 2006

/s/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 10, 2006

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2003, 2004 and 2005

(In thousands)

	Balance at Beginning of Year	Amounts Charged to Revenue, Costs, or Expenses	Write- offs and Recoveries	Balance at End of Year
2003
Allowance for Doubtful Accounts	$673	$50	$165	$558
2004
Allowance for Doubtful Accounts	$558	$170	$255	$473
2005
Allowance for Doubtful Accounts	$473	$445	$268	$650

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)*	Certificate of Incorporation of the Registrant, as amended.

3.2(1)*	Bylaws of the Registrant, as amended.

3.3(2)	Amendment to the Bylaws.

3.4(3)	Amendment to the Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(1)*+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)*+	1998 Stock Option Plan.

10.3(1)*+	1999 Stock Option Plan, as amended

10.4(4)x	Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.

10.5(5)x	Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.6(6)x	Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.7(7)	Amended and Restated Investors’ Rights Agreement dated October 21, 1998.

10.8(8)+	1999 Employee Stock Purchase Plan.

10.9(9)x	CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com Corporation.

10.10(10)+x	1999 Nonqualified Stock Option Plan, as amended.

10.11(11)x	Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.

10.12(12)	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.

10.13(13)	Second Amendment, dated December 30, 2004, to Lease, dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.

10.14(13)	Oral Employment Agreements with Directors and Named Executive Officers

10.15(14)	Cash Bonus Plan

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to Page 50.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 10, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 10, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 10, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 10, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* (1)	Previously filed as an exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(2)	Previously filed as exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1/A (No. 333-77565) filed on June 17, 1999.
(3)	Previously filed as exhibit 99.2 to the Registrant’s Form 8-K filed on August 18, 2005.
(4)	Previously filed as exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(5)	Previously filed as exhibit 10.10 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(6)	Previously filed as exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-77545).

(7)	Previously filed as exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(8)	Previously filed as exhibit 10.14 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(9)	Previously filed as exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(10)	Previously filed as exhibit 10.17 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(11)	Previously filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(12)	Previously filed as exhibit 10.19 to the Registrant’s Form 10-K for the year 1999 (No. 000-26477).
(13)	Previously filed as an exhibit, bearing the same number, to the Registrant’s Form 10-K for the year 2004 (No. 000-26477).
(14)	Previously filed in the Registrant’s Form 8-K filed March 10, 2005.
x	Confidential treatment granted as to portions of this exhibit.
+	Management contract or compensation plan, contract or arrangement.