Form 10-Q
period 2006-03-31
CYBERSOURCE CORP
filed 2006-05-09
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number: 000-26477

CYBERSOURCE CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	77-0472961
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1295 CHARLESTON ROAD

MOUNTAIN VIEW, CALIFORNIA 94043

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (650) 965-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated-filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2006, there were 34,596,277 shares of common stock, par value $0.001 per share, outstanding.

This Report on Form 10-Q includes 29 pages with the Index to Exhibits located on page 28.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2006	2005 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,810	$14,383
Short-term investments	32,981	32,618
Accounts receivable, net	8,878	8,592
Prepaid expenses and other current assets	1,965	2,843
Deferred income taxes	2,635	3,192

Total current assets	62,269	61,628

Property and equipment, net	2,579	2,542
Intangible assets	1,983	—
Other noncurrent assets	1,437	1,157

Total assets	$68,268	$65,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$468	$519
Other accrued liabilities	5,157	5,944
Deferred revenue	2,042	1,931

Total current liabilities	7,667	8,394

Stockholders’ equity:
Common stock	34	34
Additional paid-in capital	364,478	361,710
Accumulated other comprehensive loss	(414)	(439)
Accumulated deficit	(303,497)	(304,372)

Total stockholders’ equity	60,601	56,933

Total liabilities and stockholders’ equity	$68,268	$65,327

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Transaction and support	$13,595	$9,260
Enterprise software	783	1,135
Professional services	1,206	765

Total revenues	15,584	11,160

Cost of revenues:
Transaction and support	6,438	3,522
Enterprise software	58	131
Professional services	649	389

Cost of revenues	7,145	4,042

Gross profit	8,439	7,118

Operating expenses:
Product development	2,114	1,966
Sales and marketing	3,405	2,944
General and administrative	1,937	1,414

Total operating expenses	7,456	6,324

Income from operations	983	794
Interest income, net	482	245

Income before income taxes	1,465	1,039
Income tax provision	590	21

Net income	$875	$1,018

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.02	$0.03

Weighted average number of shares used in computing basic earnings per share	34,223	33,318

Weighted average number of shares used in computing diluted earnings per share	36,880	35,426

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$875	$1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279	182
Stock-based compensation	739	—
Changes in operating assets and liabilities:
Accounts receivable	(286)	244
Prepaid expenses and other current assets	878	(442)
Deferred income taxes	557	—
Other noncurrent assets	(280)	—
Accounts payable	(51)	(20)
Accrued liabilities	(787)	(342)
Deferred revenue	111	43

Net cash provided by operating activities	2,035	683

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(309)	(498)
Acquisition of BidPay.com	(1,990)	—
Purchases of short-term investments	(9,440)	(10,746)
Maturities of short-term investments	9,092	10,575

Net cash used in investing activities	(2,647)	(669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,029	224
Repurchase of common stock	—	(2,405)

Net cash provided (used) in financing activities	2,029	(2,181)
Effect of exchange rate changes on cash	10	33

Increase (decrease) in cash and cash equivalents	1,427	(2,134)
Cash and cash equivalents at beginning of period	14,383	13,052

Cash and cash equivalents at end of period	$15,810	$10,918

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K with the Securities and Exchange Commission on March 10, 2006, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 required disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during the three months ended March 31, 2006, for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $0.7 million before income taxes.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income, reduced by the expense for stock option awards, for the three months ended March 31, 2006, are $0.7 million and $0.4 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $0.04 and $0.04, respectively, if the Company had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.03 and $0.02, respectively.

The following table shows the effect on net earnings and earnings per share for the three months ended March 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase plan (“ESPP”) shares, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net income, as reported	$1,018
Stock-based employee compensation expense included in reported net income	—
Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(695)

Pro forma net income	$323

Basic earnings per share, as reported	$0.03

Basic earnings per share, proforma	$0.01

Diluted earnings per share, as reported	$0.03

Diluted earnings per share, proforma	$0.01

For stock options granted during the three months ended March 31, 2006 and 2005, and employee stock purchase plan shares purchased during the three months ended March 31, 2005, the Company determined the fair value at the date of grant or purchase using the Black-Scholes option valuation model and the following weighted average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Stock options:
Risk-free interest rate	4.64%	3.65%
Dividend yield	—	—
Volatility	0.64	0.74
Expected life (years)	2.96	4.17

Employee stock purchase plan shares:
Risk-free interest rate	—	2.58%
Dividend yield	—	—
Volatility	—	0.53
Expected life (months)	—	6

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock over the expected life of the options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The weighted average fair value of options granted was $3.89 and $3.21 per share for options granted during the three months ended March 31, 2006 and 2005, respectively. The weighted average fair value for shares purchased under the employee stock purchase plan was $1.56 per share during the three months ended March 31, 2005. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. As a result of this amendment to the ESPP, shares granted under the employee stock purchase plan are non-compensatory under the provisions of SFAS 123R. As of March 31, 2006, 0.7 million shares are authorized for issuance under the ESPP plan.

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the date of grant. Options generally vest monthly over a four year period beginning from the date of grant and generally expire six to ten years from the date of grant. Options granted to non-employee directors generally become vested nine months from the date of grant. Nearly all outstanding stock options are non-qualified stock options. As of March 31, 2006, 14.6 million shares are authorized for issuance under the Company’s stock option plans.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized on a the straight-line basis over the vesting period of the option. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

A summary of the Company’s stock option activity during the three months ended March 31, 2006 is presented in the following table:

		Weighted average	Weighted average	Aggregate
		exercise price	remaining	intrinsic
	Shares	per share	contractual life	value
Outstanding as of December 31, 2005	6,358,136	$5.83
Granted	1,397,600	8.60
Exercised	(636,554)	3.06
Cancelled	(128,432)	6.29

Outstanding as of March 31, 2006	6,990,750	$6.63	6.69	$38,233,309

Exercisable as of March 31, 2006	3,658,811	$6.68	6.01	$22,941,894

As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $9.9 million, which is expected to be recognized over a weighted average period of approximately 1.5 years. During the three months ended March 31, 2006, the total intrinsic value of stock options exercised was approximately $3.4 million. During the three months ended March 31, 2006, the total cash received from the exercise of stock options was approximately $2.0 million.

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established and adjusted when necessary to reduce deferred tax assets to the amounts expected to more likely than not be realized.

2. BIDPAY.COM ACQUISITION

In March 2006, the Company acquired BidPay.com, Inc. (BidPay), a payment service provider for online auctions. Founded in 1999, BidPay developed a platform based on proprietary technology and acquired over 4 million registered users prior to ceasing operations in December 2005. The Company’s primary reason for the acquisition of BidPay is to expand its services into the payment market for online auctions. The aggregate purchase price consisted of cash consideration of approximately $2.0 million, including $0.2 million of acquisition costs, in exchange for BidPay’s proprietary technology, its databases, and certain intellectual property rights, including exclusive rights to the BidPay brand.

In accordance with Emerging Issues Task Force 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” the Company determined that it had acquired productive assets as opposed to a business. As a result, no amount of the purchase price was allocated to goodwill. The BidPay purchase price of $2.0 million was allocated based on the fair values presented below (in thousands):

	Fair Market	Straight-line
	Value	Amortization
		(years)
Technology platform	$179	3
Customer list	179	6
Trade name	1,632	—

Total	$1,990

The Company recorded $7,000 of amortization expense related to intangible assets in the three months ended March 31, 2006.

Estimated amortization expense for the intangible assets on the Company’s March 31, 2006 balance sheet for the fiscal years ended December 31, is as follows (in thousands):

Remainder of 2006	$67
2007	90
2008	90
2009	40
2010	30
Thereafter	34

Total	$351

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Prepaid expenses	$1,681	$1,505
Value added taxes receivable	53	956
Acquiring receivable	182	185
Notes receivable	—	175
Other current assets	49	22

Total prepaid expenses and other current assets	$1,965	$2,843

Other non-current assets consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Prepaid rent	$1,109	$824
Deposits	265	265
Other non-current assets	63	68

Total other non-current assets	$1,437	$1,157

Other accrued liabilities consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Employee benefits and related expenses	$2,041	$2,415
Accrued cost of revenues	1,394	920
Other liabilities	1,722	2,609

Total other accrued liabilities	$5,157	$5,944

4. SEGMENT INFORMATION

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The Company views its operations as principally three segments, commerce transaction services and support, enterprise software and professional services and manages the business based on the revenues of these segments.

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the three months ended March 31, 2006 and 2005. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income, income taxes, capital expenditures or identifiable assets by its segments to the CEO. The Company’s CEO reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the CEO on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Commerce transaction services and support	$13,595	$9,260
Enterprise software	783	1,135
Professional services	1,206	765

Total revenues	$15,584	$11,160

Cost of revenues:
Transaction and support	$6,438	$3,522
Enterprise software	58	131
Professional services	649	389

Total cost of revenues	$7,145	$4,042

No customer accounted for more than 10.0% of the Company’s revenues during the three months ended March 31, 2006 and 2005.

5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$875	$1,018
Change in cumulative translation adjustment	10	33
Unrealized gain on short-term investments	15	12

Comprehensive income	$900	$1,063

6. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in the Company’s initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. On August 31, 2005, the court issued a formal preliminary approval for the settlement. On April 24, 2006, a hearing was held for the court to consider the motion for final approval of the settlement. The court has not yet ruled on the motion. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

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

On October 21, 2005, the Company filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. The Company served CardSystems with the complaint on October 21, 2005. The individual defendants were served in November 2005. CardSystems filed an answer on December 7, 2005. The individual defendants filed an answer on December 30, 2005. Preliminary discovery began in January 2006. On April 19, 2006, the parties to the litigation and Solidus Networks, Inc. d/b/a Pay By Touch (“PBT”) entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the defendants and PBT agreed to pay CyberSource $400,000 in settlement of all claims and all parties agreed to mutual releases of any and all claims through the effective date of the Settlement Agreement. As of April 28, 2006, CyberSource received the full settlement amount and will be filing a Dismissal with Prejudice, thereby dismissing the litigation entirely.

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

7. COMMON STOCK REPURCHASE PROGRAM

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million during the period beginning February 8, 2006 through December 31, 2006 to repurchase additional shares of the Company’s common stock. During the period from February 8, 2006 through March 31, 2006, the Company did not repurchase any shares.

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the period from February 1, 2005 and ended January 31, 2006, the Company repurchased 443,000 shares at an average price of $5.43 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2006 or 2005.

9. INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities and for net operating loss and tax credit carryforwards. Prior to the fourth quarter of 2005, the Company recorded a full valuation allowance to reserve for the benefit of its deferred tax assets due to the uncertainty surrounding its ability to realize these assets.

During the fourth quarter of 2005, the Company recorded an income tax benefit of $3.1 million. This benefit included a $3.2 million reduction in the valuation allowance related to a portion of the Company’s deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating the Company’s ability to realize its deferred tax assets the Company considers all available positive and negative evidence including its past operating results and its forecast of future taxable income. In determining future taxable income, the Company makes assumptions to forecast federal, state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. The Company’s income tax expense recorded in the future will be reduced to the extent of offsetting decreases in its valuation allowance.

10. RECENT PRONOUNCEMENTS

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123R or the alternative transition method as described in the FSP 123R-3. An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP 123R-3. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of FSP 123R-3 to evaluate its available transition alternatives and make its one-time election. FSP 123R-3 became effective in November 2005. The Company is currently evaluating the impact that the adoption of FSP 123R-3 could have on its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (b) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (c) statements that higher processing fees paid to third parties related to our global acquiring services will continue to increase in absolute dollars as the related revenue increases; (d) our expectation that product development expenses in the three months ended June 30, 2006 will moderately increase in absolute dollars and as a percentage of revenue as compared to the three months ended March 31, 2006 due to increased headcount; (e) statements regarding our expectation that sales and marketing expenses for the three months ended June 30, 2006 will increase in absolute dollars as compared to the three months ended March 31, 2006, and that, as a percentage of revenue, sales and marketing expenses in the three months ended June 30, 2006 will be relatively consistent with the three months ended March 31, 2006; (f) statements regarding our expectation that general and administrative expenses in the three months ended June 30, 2006 will increase in absolute dollars and as a percentage of revenue as compared to the three months ended March 31, 2006, due to increased compensation expenses; (g) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (h) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; and that competition will increase in the future and our expectation that competitive pressures may result in the reduction of our prices or our market share or both; (i) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (j) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (k) statements regarding the rapid growth in the use of and interest in the Internet; (l) statements regarding the increase in the significance of the Internet as a commercial marketplace; (m) the statement regarding our belief that our systems and processes would enable us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency; (n) statements regarding our belief that the potential adverse effects of the proposed settlement of the pending class action lawsuits involving stock issued or traceable to the Company’s initial public offering would be borne by insurers; (o) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows; (p) our belief that an adverse outcome in a lawsuit relating to such patent would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (q) our belief that a material obligation is improbable under provisions whereby we indemnify each of our customers against certain liabilities and damages; and (r) our statement regarding a reduction to income tax expense resulting from realizing deferred tax assets.

Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under Part II, Item 1A “Risk Factors” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See Part II, Item 1A “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Such factors include but are not limited to the following cautions: (1) we are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels and risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; (2) there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (3) our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements; (4) potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (5) the outcome of pending litigation is subject to significant uncertainty and predictions regarding such outcomes may not be accurate; and (6) third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2006 (SEC File No. 000-26477).

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the three months ended March 31, 2006 and 2005, no customer accounted for more than 10% of revenues.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 6 of our consolidated financial statements, as of March 31, 2006, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

During the fourth quarter of 2005, we recorded an income tax benefit of $3.1 million. This benefit included a $3.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. To date, we have not forecasted earnings beyond fiscal 2006 and therefore, have not recorded any further income tax benefit for the additional reduction of our deferred tax asset valuation allowance. Should we determine that additional deferred tax assets may be realizable in the future, a reduction to income tax expense and the effective tax rate would be recorded in the period such determination was made. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Stock-based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 required disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we adopted the disclosure only provisions and continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

Effective January 1, 2006, the beginning of our first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during the three months ended March 31, 2006, for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

As a result of adopting SFAS 123R, our income before income taxes and net income, reduced by the expense for stock option awards, for the three months ended March 31, 2006, are $0.7 million and $0.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $0.04 and $0.04, respectively, if we had not adopted SFAS No. 123R, compared to reported basic and diluted earnings per share of $0.03 and $0.02, respectively. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $9.9 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Under the fair value recognition provisions of SFAS 123R, we used the Black-Scholes option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and we will recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

Long-Lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets other than goodwill annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. As of March 31, 2006, we had recorded intangible assets related to our acquisition of BidPay in March 2006, with a carrying value of approximately $2.0 million. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives.

We are required to periodically evaluate our intangible assets balances for impairment. If we incur impairments to our intangible assets, it would have an adverse impact on our future earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
Revenues	100.0%	100.0%
Cost of revenues	45.8	36.2

Gross profit	54.2	63.8

Operating expenses:
Product development	13.7	17.6
Sales and marketing	21.8	26.4
General and administrative	12.4	12.7

Total operating expenses	47.9	56.7

Income from operations	6.3	7.1
Interest and other income, net	3.1	2.2

Income before income taxes	9.4	9.3
Income tax provision	3.8	0.2

Net income	5.6%	9.1%

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Revenues. Revenues were $15.6 million for the three months ended March 31, 2006, as compared to $11.2 million for the three months ended March 31, 2005, an increase of approximately $4.4 million or 39.6%. Transaction and support revenues were $13.6 million for the three months ended March 31, 2006, as compared to $9.3 million for the three months ended March 31, 2005, an increase of approximately $4.3 million or 46.8%. Approximately 65% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended March 31, 2006. Global acquiring revenues represented 32.6% of our transaction and support revenues for the three months ended March 31, 2006, as compared to 21.1% for the three months ended March 31, 2005. We processed approximately 196.4 million transactions during the three months ended March 31, 2006, as compared to approximately 137.7 million transactions processed during the three months ended March 31, 2005. Enterprise software license and maintenance revenues were $0.8 million during the three months ended March 31, 2006, as compared to $1.1 million for the three months ended March 31, 2005, a decrease of approximately $0.4 million or 31.0%. The decrease in enterprise software license and maintenance revenues is primarily due to one license agreement which generated approximately $0.5 million in software license and maintenance revenues during the three months ended March 31, 2005. No software transactions of this magnitude were recorded in the three months ended March 31, 2006. Professional services revenues were $1.2 million for the three months ended March 31, 2006, as compared to $0.8 million for the three months ended March 31, 2005, an increase of approximately $0.4 million or 57.6%. The increase in professional services revenues is primarily due to an increase in the number of projects that occurred during the three months ended March 31, 2006. No customer accounted for more than 10.0% of our revenues during the three months ended March 31, 2006 and 2005.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing fees paid to third parties related to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $6.4 million or 47.4% of transaction and support revenues for the three months ended March 31, 2006, as compared to $3.5 million or 38.0% of transaction and support revenues for the three months ended March 31, 2005. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties related to our global acquiring services, which is a variable cost that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. Enterprise software cost of revenues is composed of customer support personnel costs, third-party fees and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 7.4 % of enterprise software revenues for the three months ended March 31, 2006, consistent with the $0.1 million or 11.5% of enterprise software revenues for the three months ended March 31, 2005. The decrease in enterprise software costs as a percentage of enterprise software revenues is primarily due to lower third-party fees during the three months ended March 31, 2006. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.6 million or 53.8% of professional services revenues for the three months ended March 31, 2006, as compared to $0.4 million or 50.9% of professional services revenues for the three months ended March 31, 2005. The increase in absolute dollars is primarily due to higher personnel-related costs resulting from an increase in personnel necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due an increase in lower-margin projects during the three months ended March 31, 2006. Included in cost of revenues for the three months ended March 31, 2006, is approximately $0.1 million of stock-based compensation expense, resulting from the adoption of FAS 123R.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.1 million for the three months ended March 31, 2006, as compared to $2.0 million for the three months ended March 31, 2005, an increase of approximately $0.1 million or 7.5%. The increase is primarily due to an increase in headcount and related compensation expense, including stock-based compensation expense of approximately $0.2 million. As a percentage of revenue, product development expenses decreased to 13.7% in the three months ended March 31, 2006, as compared to 17.6% for the three months ended March 31, 2005. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended March 31, 2006, offset, to a certain extent, by the increase in compensation expense. We expect that product development expenses in the three months ended June 30, 2006, will increase in absolute dollars and as a percentage of revenue as compared to the three months ended March 31, 2006 as we continue to increase headcount to support the development of newly offered services and other related internal systems.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $3.4 million for the three months ended March 31, 2006, as compared to $2.9 million for the three months ended March 31, 2005, an increase of approximately $0.5 million or 15.7%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.5 million, including stock-based compensation expense of approximately $0.2 million. As a percentage of revenue, sales and marketing expenses decreased to 21.8% in the three months ended March 31, 2006, as compared to 26.4% for the three months ended March 31, 2005. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended March 31, 2006, offset, to a certain extent, by the increase in compensation expense. We expect that sales and marketing expenses in the three months ended June 30, 2006, will increase in absolute dollars as compared to the three months ended March 31, 2006, as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended June 30, 2006, to be relatively consistent with the three months ended March 31, 2006.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $1.9 million for the three months ended March 31, 2006, as compared to $1.4 million for the three months ended March 31, 2005, an increase of approximately $0.5 million or 37.0%. The increase is primarily due to an increase in compensation related expenses, including stock-based compensation expense of approximately $0.3 million, and to a lesser extent, an increase in third party professional fees which increased by approximately $0.1 million. As a percentage of revenue, general and administrative expenses were 12.4% for the three months ended March 31, 2006, consistent with the 12.7% for the three months ended March 31, 2005. We expect that general and administrative expenses in the three months ended June 30, 2006, will increase in absolute dollars and as a percentage of revenue as compared to the three months ended March 31, 2006, due primarily to higher compensation related expenses related to FAS 123R.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.5 million for the three months ended March 31, 2006 as compared to $0.2 million for the three months ended March 31, 2005. The increase is primarily due to higher investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $0.6 million for the three months ended March 31, 2006, as compared to $21,000 for the three months ended March 31, 2005. The increase is primarily due to the reversal of our valuation allowance related to a portion of our deferred tax assets which was recorded in the fourth quarter of 2005, resulting in an increase in our effective annual tax rate to approximately 40% for the three months ended March 31, 2006, as compared to approximately 2% for the three months ended March 31, 2005. Without the reduction in our valuation allowance in the prior year, the effective tax rate for the three months ended March 31, 2006, would have been approximately 2%, which represents certain minimum federal, state and foreign income tax liabilities after reduction for utilization of net operating losses not previously benefited. The effective tax rate differs from the statutory rate primarily due to state taxes and the tax impact of foreign operations.

Should we determine that additional deferred tax assets may be realizable in the future, a reduction to income tax expense and the effective tax rate would be recorded in the period such determination was made.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $48.8 million as of March 31, 2006 compared to $47.0 million as of December 31, 2005. Significant cash flow activities for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months Ended March 31,
	2006	2005
Cash provided by operating activities	$2,035	$683
Proceeds from issuance of common stock	2,029	224
Acquisition of BidPay.com	(1,990)	—
Payment of bonuses under company-wide bonus plan	(629)	(313)
Purchases of equipment	(309)	(498)
Repurchases of common stock	—	(2,405)

Cash, cash equivalents and short-term investments increased by approximately $1.8 million from December 31, 2005 to March 31, 2006. The increase is primarily due to the following:

•	cash flows from operating activities of $2.0 million primarily due to increased revenue in the three months ended March 31, 2006; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $2.0 million.

These increases are offset by decreases in cash, cash equivalents and short-term investments due to the following:

•	the acquisition of BidPay.com for approximately $2.0 million; and

•	the payment of company-wide bonuses of approximately $0.6 million;

We believe that our cash and short-term investment balances as of March 31, 2006 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of March 31, 2006, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years
Operating leases	$7,756	$2,861	$2,234	$1,935	$726

Total commitments	$7,756	$2,861	$2,234	$1,935	$726

Recent Pronouncements

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123R or the alternative transition method as described in the FSP 123R-3. An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP 123R-3. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of FSP 123R-3 to evaluate its available transition alternatives and make its one-time election. FSP 123R-3 became effective in November 2005. We are currently evaluating the impact that the adoption of FSP 123R-3 could have on our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. Any direct financial impact of the proposed settlement is expected to be borne by our insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. On August 31, 2005, the court issued a formal preliminary approval for the settlement. On April 24, 2006, a hearing was held for the court to consider the motion for final approval of the settlement. The court has not yet ruled on the motion. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that an adverse outcome in the lawsuit would have a material effect on its financial condition, results of operations or cash flows.

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

On October 21, 2005, we filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. We served CardSystems with the complaint on October 21, 2005. The individual defendants were served in November 2005. CardSystems filed an answer on December 7,

2005. The individual defendants filed an answer on December 30, 2005. Preliminary discovery began in January 2006. On April 19, 2006, the parties to the litigation and Solidus Networks, Inc. d/b/a Pay By Touch (“PBT”) entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the defendants and PBT agreed to pay CyberSource $400,000 in settlement of all claims and all parties agreed to mutual releases of any and all claims through the effective date of the Settlement Agreement. As of April 28, 2006, we received the full settlement amount and will be filing a Dismissal with Prejudice, thereby dismissing the litigation entirely.

We are currently party to various legal proceedings and claims which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the number of transactions effected by our customers, especially as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business and the Bidpay.com business we intend to re-start;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as IPayment Inc., First Data Corporation, Paymentech, and Royal Bank of Scotland. We also face competition from transaction service providers such as Lightbridge, Retail Decisions, and PayPal as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

We May Pursue Strategic Acquisitions and Our Business Could be Materially and Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For example, during the first quarter of 2006, we acquired BidPay with the view of participating in the payment market for online auctions, an area in which we do not have any experience. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectation of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

•	difficulties in assimilating the operations, technologies, products and personnel of an acquired company;

•	risks of entering markets in which we have either no or limited prior experiences, such as the payment market for online auctions;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees of an acquired company.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the first quarter of 2006, our global acquiring revenue represented approximately 32.6% of our transaction and support revenue. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

The Financial Accounting Standards Board (FASB) has issued its final standard that requires us to record an expense related to employee stock option grants and stock purchases. To the extent we continue to operate profitably, this regulation will materially reduce our earnings. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. In addition, new regulations implemented by The NASDAQ National Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 11.2%, 9.6% and 9.4% of our revenues in the three months ended March 31, 2006, in 2005 and 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of March 31, 2006, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing the non-audit services approved in the first quarter of fiscal year 2006 by the Company’s Audit Committee to be performed by Ernst & Young, the Company’s independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. The non-audit services approved by the Audit Committee in the first quarter are each considered by the Company to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and the Committee’s Chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Committee.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

10.15	Executive Employment Agreement between Scott Cruickshank and CyberSource Corporation dated March 31, 2006.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated May 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 9, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated May 9, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: May 9, 2006	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)