Form 10-Q
period 2006-06-30
CYBERSOURCE CORP
filed 2006-08-09
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated-filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 24, 2006, there were 34,654,643 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2006	December 31, 2005 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,293	$14,383
Short-term investments	33,354	32,618
Accounts receivable, net	8,476	8,592
Prepaid expenses and other current assets	1,677	2,843
Deferred income taxes	2,351	3,192

Total current assets	63,151	61,628

Property and equipment, net	2,998	2,542
Intangible assets, net	2,959	—
Other noncurrent assets	1,717	1,157

Total assets	$70,825	$65,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$482	$519
Other accrued liabilities	4,567	5,944
Deferred revenue	2,058	1,931

Total current liabilities	7,107	8,394

Deferred tax liability	1,218	—

Total liabilities	8,325	8,394

Stockholders' equity:
Common stock	35	34
Additional paid-in capital	365,417	361,710
Accumulated other comprehensive loss	(245)	(439)
Accumulated deficit	(302,707)	(304,372)

Total stockholders' equity	62,500	56,933

Total liabilities and stockholders' equity	$70,825	$65,327

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Transaction and support	$14,511	$9,754	$28,106	$19,014
Enterprise software	764	1,116	1,547	2,251
Professional services	1,123	1,042	2,329	1,807

Total revenues	16,398	11,912	31,982	23,072

Cost of revenues:
Transaction and support	7,068	4,031	13,506	7,553
Enterprise software	56	370	114	501
Professional services	580	509	1,229	898

Cost of revenues	7,704	4,910	14,849	8,952

Gross profit	8,694	7,002	17,133	14,120

Operating expenses:
Product development	2,269	1,972	4,383	3,938
Sales and marketing	3,494	2,600	6,899	5,544
General and administrative	2,562	1,287	4,499	2,701

Total operating expenses	8,325	5,859	15,781	12,183

Income from operations	369	1,143	1,352	1,937

Other income	400	—	400	—
Interest income, net	554	292	1,036	537

Income before income taxes	1,323	1,435	2,788	2,474

Income tax provision	533	32	1,123	53

Net income	$790	$1,403	1,665	2,421

Basic earnings per share	$0.02	$0.04	$0.05	$0.07

Diluted earnings per share	$0.02	$0.04	$0.04	$0.07

Weighted average number of shares used in computing basic earnings per share	34,616	33,174	34,419	33,246

Weighted average number of shares used in computing diluted earnings per share	37,325	35,568	37,002	35,441

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,665	$2,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637	375
Stock-based compensation	2,058	—
Changes in operating assets and liabilities:
Accounts receivable	116	(26)
Prepaid expenses and other current assets	1,166	(719)
Deferred income taxes	1,060	—
Other noncurrent assets	(560)	(232)
Accounts payable	(37)	118
Accrued liabilities	(1,377)	(513)
Deferred revenue	127	(157)

Net cash provided by operating activities	4,855	1,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,063)	(724)
Acquisition of BidPay.com	(1,990)	—
Purchases of short-term investments	(19,580)	(32,858)
Maturities of short-term investments	18,872	32,523

Net cash used in investing activities	(3,761)	(1,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,773	1,142
Repurchase of common stock	(1,123)	(2,405)

Net cash provided (used) in financing activities	1,650	(1,263)
Effect of exchange rate changes on cash	166	(141)

Increase (decrease) in cash and cash equivalents	2,910	(1,196)
Cash and cash equivalents at beginning of period	14,383	13,052

Cash and cash equivalents at end of period	$17,293	$11,856

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ending December 31, 2005 with the Securities and Exchange Commission on March 10, 2006, SEC File No. 000-26477.

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

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during the three and six months ended June 30, 2006, for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 was $1.3 and $2.1 million, respectively, before income taxes.

As a result of adopting SFAS 123R, the Company’s income before income taxes, reduced by the expense for stock option awards, for the three and six months ended June 30, 2006, was $1.3 million and $2.1 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Also as a result of adopting SFAS 123R, the Company’s net income, reduced by the expense for stock option awards for the three and six months ended June 30, 2006, was $0.8 million and $1.2 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006, would have been $0.05 and $0.04, respectively, and would have been $0.08 and $0.08 for the six months ended June 30, 2006, respectively, if the Company had not adopted SFAS No. 123R.

The following table shows the effect on net earnings and earnings per share for the three and six months ended June 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase plan (“ESPP”) shares, in accordance with SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$1,403	$2,421
Stock-based employee compensation expense included in reported net income	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(842)	(1,484)

Pro forma net income	$561	$937

Basic earnings per share, as reported	$0.04	$0.07

Basic earnings per share, proforma	$0.02	$0.03

Diluted earnings per share, as reported	$0.04	$0.07

Diluted earnings per share, proforma	$0.02	$0.03

For stock options granted during the three and six months ended June 30, 2006 and 2005, and ESPP shares purchased during the three and six months ended June 30, 2005, the Company determined the fair value at the date of grant or purchase using the Black-Scholes option valuation model and the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options:
Risk-free interest rate	4.64%	3.69%	4.64%	3.69%
Dividend yield	—	—	—	—
Volatility	0.64	0.64	0.64	0.64
Expected life (years)	2.96	4.12	2.96	4.12

Employee stock purchase plan shares:
Risk-free interest rate	—	3.03%	—	3.03%
Dividend yield	—	—	—	—
Volatility	—	0.51	—	0.51
Expected life (months)	—	6	—	6

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

The weighted average fair value of options granted was $6.42 and $3.44 per share for options granted during the three months ended June 30, 2006 and 2005, respectively. The weighted average fair value of options granted was $5.05 and $2.90 per share for options granted during the six months ended June 30, 2006 and 2005, respectively. The weighted average fair value for shares purchased under the Company’s ESPP was $1.79 and $1.61 per share during the three and six months ended June 30, 2005. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. As a result of this amendment and the provisions of SFAS 123R, shares granted under the ESPP are non-compensatory. As of June 30, 2006, 700,000 shares are authorized for issuance under the ESPP.

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the date of grant. Options generally vest monthly over a four year period beginning from the date of grant and generally expire six to ten years from the date of grant. Options granted to non-employee directors generally become vested nine months from the date of grant. Nearly all outstanding stock options are non-qualified stock options. As of June 30, 2006, 16.6 million shares are authorized for issuance under the Company’s stock option plans.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience. Options granted are valued using the single option valuation approach, and the resulting expense is recognized on a straight-line basis over the vesting period of the option. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated at the date of grant based on the Company’s historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

A summary of the Company’s stock option activity during the six months ended June 30, 2006 is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average Remaining contractual life	Aggregate Intrinsic Value
Outstanding as of December 31, 2005	6,358,136	$5.83
Granted	2,472,600	9.34
Exercised	(827,262)	3.26
Forfeited	(213,319)	6.50

Outstanding as of June 30, 2006	7,792,155	$7.20	6.30	$41,440,869
Vested and expected to vest as of June 30, 2006	7,296,067	$7.09	6.29	$39,962,378
Exercisable as of June 30, 2006	3,805,793	$6.70	5.88	$25,380,623

As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $14.7 million, which is expected to be recognized over a weighted average period of approximately 3.1 years. During the three and six months ended June 30, 2006, the total intrinsic value of stock options exercised was approximately $1.1 million and $4.5 million, respectively. During the three and six months ended June 30, 2005, the total intrinsic value of stock options exercised was approximately $1.2 million and $1.3 million, respectively. During the three and six months ended June 30, 2006, the total cash received from the exercise of stock options was approximately $0.7 million and $2.8 million, respectively. During the three and six months ended June 30, 2005, the total cash received from the exercise of stock options was approximately $0.9 million and $1.0 million, respectively.

A summary of the Company’s nonvested share activity during the six months ended June 30, 2006 is presented in the following table:

	Shares	Weighted average grant date fair value
Nonvested as of December 31, 2005	—
Granted	100,000	$10.46

Nonvested as of June 30, 2006	100,000	$10.46

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

2. BIDPAY.COM ACQUISITION

In March 2006, the Company acquired BidPay.com, Inc. (“BidPay”), a payment service provider for online auctions. Founded in 1999, BidPay developed a platform based on proprietary technology and acquired over 4.0 million registered users prior to ceasing operations in December 2005. The Company’s primary reason for the acquisition of BidPay is to expand its services into the payment market for online auctions. The aggregate purchase price consisted of cash consideration of approximately $2.0 million, including $0.2 million of acquisition costs, in exchange for BidPay’s proprietary technology, its databases, and certain intellectual property rights, including exclusive rights to the BidPay brand.

In accordance with Emerging Issues Task Force 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” the Company determined that it had acquired productive assets as opposed to a business. As a result, no amount of the purchase price was allocated to goodwill. The total purchase price of $3.0 million, which includes $1.0 million in deferred taxes related to the differences between the financial and tax basis of the assets acquired, was allocated based on the fair values presented below (in thousands):

	Fair Market Value	Straight-line Amortization
		(years)
Technology platform	$269	3
Customer list	269	6
Trade name	2,451	—

Total	$2,989

The Company recorded approximately $23,000 and $30,000 of amortization expense related to intangible assets in the three and six months ended June 30, 2006, respectively.

Estimated amortization expense for the intangible assets on the Company’s June 30, 2006 balance sheet for the fiscal years ended December 31, is as follows (in thousands):

Remainder of 2006	$83
2007	134
2008	134
2009	52
2010	45
Thereafter	60

Total	$508

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Prepaid expenses	$1,285	$1,505
Value added taxes receivable	56	956
Acquiring receivable	320	185
Notes receivable	—	175
Other current assets	16	22

Total prepaid expenses and other current assets	$1,677	$2,843

Other non-current assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Prepaid rent	$1,396	$824
Deposits	288	265
Other non-current assets	33	68

Total other non-current assets	$1,717	$1,157

Other accrued liabilities consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Employee benefits and related expenses	$1,919	$2,415
Accrued cost of revenues	1,094	920
Other liabilities	1,554	2,609

Total other accrued liabilities	$4,567	$5,944

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

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the three and six months ended June 30, 2006 and 2005. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income, income taxes, capital expenditures or identifiable assets by its segments to the CEO. The Company’s CEO reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the CEO on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Commerce transaction services and support	$14,511	$9,754	$28,106	$19,014
Enterprise software	764	1,116	1,547	2,251
Professional services	1,123	1,042	2,329	1,807

Total revenues	$16,398	$11,912	$31,982	$23,072

Cost of revenues:
Transaction and support	$7,068	$4,031	$13,506	$7,553
Enterprise software	56	370	114	501
Professional services	580	509	1,229	898

Total cost of revenues	$7,704	$4,910	$14,849	$8,952

No customer accounted for more than 10.0% of the Company’s revenues during the three and six months ended June 30, 2006 and 2005.

5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$790	$1,403	$1,665	$2,421
Change in cumulative translation adjustment	156	(174)	166	(141)
Unrealized gain on short-term investments	13	24	28	36

Comprehensive income	$959	$1,253	$1,859	$2,316

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

On October 21, 2005, the Company filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. The Company served CardSystems with the complaint on October 21, 2005. The individual defendants were served in November 2005. CardSystems filed an answer on December 7, 2005. The individual defendants filed an answer on December 30, 2005. Preliminary discovery began in January 2006. On April 19, 2006, the parties to the litigation and Solidus Networks, Inc. d/b/a Pay By Touch (“PBT”) entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the defendants and PBT agreed to pay CyberSource $400,000 in settlement of all claims and all parties agreed to mutual releases of any and all claims through the effective date of the Settlement Agreement. CyberSource received the full settlement amount and filed a Dismissal with Prejudice, thereby dismissing the litigation entirely.

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

7. COMMON STOCK REPURCHASE PROGRAM

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million during the period beginning February 8, 2006 through December 31, 2006 to repurchase additional shares of the Company’s common stock. During the period from February 8, 2006 through June 30, 2006, the Company repurchased 131,800 shares at an average price of $8.52 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the period from February 1, 2005 and ended June 30, 2005, the Company repurchased 443,000 shares at an average price of $5.43 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

8. GUARANTEES

From time to time, the Company enters into certain types of contracts that require the Company to indemnify parties against third-party claims on a contingent basis. These contracts primarily relate to: (i) licenses for software and services; (ii) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2006 or 2005.

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

10. RECENT PRONOUNCEMENTS

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123R or the alternative transition method as described in the FSP 123R-3. An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP 123R-3. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of FSP 123R-3 to evaluate its available transition alternatives and make its one-time election. FSP 123R-3 became effective in November 2005. The Company is currently evaluating the impact that the adoption of FSP 123R-3 could have on its consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting of uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 could have on its consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our statement that we do not plan to pay any dividends in the near future; (b) our intention to expand services into the payment market for online auctions; (c) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (d) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (e) statements that higher processing fees paid to third parties related to our global acquiring services will continue to increase in absolute dollars as the related revenue increases; (f) our expectation that product development expenses in the three months ended September 30, 2006 will increase in absolute dollars as compared to the three months ended June 30, 2006 due to increased headcount, and that, as a percentage of revenue, product development expenses in the three months ended September 30, 20006 will be relatively consistent with the three months ended June 30, 2006; (g) our expectation that sales and marketing expenses for the three months ended September 30, 2006 will increase in absolute dollars as compared to the three months ended June 30, 2006, and that, as a percentage of revenue, sales and marketing expenses in the three months ended September 30, 2006 will be relatively consistent with the three months ended June 30, 2006; (h) our expectation that general and administrative expenses in the three months ended September 30, 2006 will increase in absolute dollars and as a percentage of revenue as compared to the three months ended June 30, 2006, due to higher compensation related expenses related to SFAS 123R; (i) our expectation that quarterly results will fluctuate significantly; (k) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (l) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (m) our expectation that competition will increase in the future and that competitive pressures may result in the reduction of our prices or our market share or both; (m) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (n) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (o) statements regarding the rapid growth in the use of and interest in the Internet; (p) statements regarding the increase in the significance of the Internet as a commercial marketplace; (q) the statement regarding our belief that our fraud screen service may require us to comply with the Fair Credit Reporting Act; (r) statements regarding our belief that the potential adverse effects of the proposed settlement of the pending class action lawsuits involving stock issued or traceable to the Company’s initial public offering would be borne by insurers; (s) statements regarding our belief that litigation outcomes of class action lawsuits and other claims will not have a material effect on our consolidated financial condition, results of operations or cash flows; (t) our belief that an adverse outcome in a lawsuit relating to such patent will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (u) our belief that a material obligation is improbable under provisions whereby we indemnify each of our customers against certain liabilities and damages; (v) our statement regarding a reduction to income tax expense resulting from realizing deferred tax assets; and (w) our belief that our future success will depend upon our ability to retain our key management personnel.

Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under Part II, Item 1A “Risk Factors” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See Part II, Item 1A “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Such factors include but are not limited to the following cautions: (1) we are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels and risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; (2) there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (3) our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements; (4) potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (5) the outcome of pending litigation is subject to significant uncertainty and predictions regarding such outcomes may not be accurate; (6) third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights; (7) lack of acceptance in the payment market for online auctions; (8) unanticipated trends with respect to seasonality of the retail sector; (9) unanticipated difficulties associated with integration of the BidPay business; and (10) loss of key management personnel to competitors.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2006 (SEC File No. 000-26477).

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the three and six months ended June 30, 2006 and 2005, no customer accounted for more than 10% of revenues.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 6 of our Notes to Consolidated Financial Statements as of June 30, 2006 we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

Effective January 1, 2006, the beginning of our first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during the three and six months ended June 30, 2006, for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Results for prior periods have not been restated, as provided for under the modified-prospective method.

As a result of adopting SFAS 123R, our income before income taxes, reduced by the expense for stock option awards, for the three and six months ended June 30, 2006, was $1.3 million and $2.1 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Also as a result of adopting SFAS 123R, our net income, reduced by the expense for stock option awards for the three and six months ended June 30, 2006, was $0.8 million and $1.2 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended June 30, 2006, would have been $0.05 and $0.04, respectively, and would have been $0.08 and $0.08 for the six months ended June 30, 2006, respectively, if we had not adopted SFAS 123R. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $14.7 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

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

Long-Lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets other than goodwill annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. As of June 30, 2006, we had recorded intangible assets related to our acquisition of BidPay.com (“BidPay”) in March 2006, with a carrying value of approximately $3.0 million. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives.

We are required to periodically evaluate our intangible assets balances for impairment. If we incur impairments to our intangible assets, it would have an adverse impact on our future earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.0	41.2	46.4	38.8

Gross profit	53.0	58.8	53.6	61.2

Operating expenses:
Product development	13.8	16.6	13.7	17.1
Sales and marketing	21.3	21.8	21.6	24.0
General and administrative	15.6	10.8	14.1	11.7

Total operating expenses	50.7	49.2	49.4	52.8

Income from operations	2.3	9.6	4.2	8.4
Interest and other income, net	5.8	2.5	4.5	2.3

Income before income taxes	8.1	12.1	8.7	10.7
Income tax provision	3.3	0.3	3.5	0.2

Net income	4.8%	11.8%	5.2%	10.5%

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues. Revenues were $16.4 million for the three months ended June 30, 2006, as compared to $11.9 million for the three months ended June 30, 2005, an increase of approximately $4.5 million or 37.7%. Transaction and support revenues were $14.5 million for the three months ended June 30, 2006, as compared to $9.8 million for the three months ended June 30, 2005, an increase of approximately $4.8 million or 48.8%. Approximately 80% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended June 30, 2006. Global acquiring revenues represented 36.2% of our transaction and support revenues for the three months ended June 30, 2006, as compared to 24.2% for the three months ended June 30, 2005. We processed approximately 198.7 million transactions during the three months ended June 30, 2006, as compared to approximately 147.2 million transactions processed during the three months ended June 30, 2005. Enterprise software license and maintenance revenues were $0.8 million during the three months ended June 30, 2006, as compared to $1.1 million for the three months ended June 30, 2005, a decrease of approximately $0.4 million or 31.5%. The decrease in enterprise software license and maintenance revenues is primarily due to a decrease in third party license revenues during the three months ended June 30, 2006. Professional services revenues were $1.1 million for the three months ended June 30, 2006, as compared to $1.0 million for the three months ended June 30, 2005, an increase of approximately $0.1 million or 7.8%. The increase in professional services revenues is primarily due to an increase in the number of projects that occurred during the three months ended June 30, 2006. No customer accounted for more than 10.0% of our revenues during the three months ended June 30, 2006 and 2005.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of commerce transaction services, including personnel costs in our operations and customer support functions, processing fees paid to third parties related to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $7.1 million or 48.7% of transaction and support revenues for the three months ended June 30, 2006, as compared to $4.0 million or 41.3% of transaction and support revenues for the three months ended June 30, 2005. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we would expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues is composed of customer support personnel costs, third party fees and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 7.3 % of enterprise software revenues for the three months ended June 30, 2006, as compared to $0.4 million or 33.2% of enterprise software revenues for the three months ended June 30, 2005. The decrease in absolute dollars and as a percentage of enterprise software revenue is primarily due to a decrease in the number of transactions from the prior year where we purchased software licenses from third parties and resold that software to our customers in conjunction with the sale of our software to those customers. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.6 million or 51.6% of professional services revenues for the three months ended June 30, 2006, as compared to $0.5 million or 48.8% of professional services revenues for the three months ended March 31, 2005. The increase in absolute dollars is primarily due to higher personnel-related costs resulting from an increase in personnel necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due an increase in lower-margin projects during the three months ended June 30, 2006. Included in cost of revenues for the three months ended June 30, 2006, is approximately $0.1 million of stock-based compensation expense, resulting from the adoption of SFAS 123R.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.3 million for the three months ended June 30, 2006, as compared to $2.0 million for the three months ended June 30, 2005, an increase of approximately $0.3 million or 15.1%. The increase is primarily due to an increase in headcount and related compensation expense, including stock-based compensation expense of approximately $0.2 million. As a percentage of revenue, product development expenses decreased to 13.8% in the three months ended June 30, 2006, as compared to 16.6% for the three months ended June 30, 2005. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended June 30, 2006, offset, to a certain extent, by the increase in compensation expense. We expect that product development expenses in the three months ended September 30, 2006, will increase in absolute dollars as compared to the three months ended June 30, 2006 as we continue to increase headcount to support the development of newly offered services and other related internal systems. As a percentage of revenue, we expect product development expenses in the three months ended September 30, 2006, to be relatively consistent with the three months ended June 30, 2006.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $3.5 million for the three months ended June 30, 2006, as compared to $2.6 million for the three months ended June 30, 2005, an increase of approximately $0.9 million or 34.4%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.7 million, including stock-based compensation expense of approximately $0.3 million, as well as an increase of approximately $0.1 million in marketing expenses. As a percentage of revenue, sales and marketing expenses were 21.3% for the three months ended June 30, 2006, as compared to 21.8% for the three months ended June 30, 2005. We expect that sales and marketing expenses in the three months ended September 30, 2006, will increase in absolute dollars as compared to the three months ended June 30, 2006, as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended September 30, 2006, to be relatively consistent with the three months ended June 30, 2006.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $2.6 million for the three months ended June 30, 2006, as compared to $1.3 million for the three months ended June 30, 2005, an increase of approximately $1.3 million or 99.1%. The increase is primarily due to an increase in compensation related expenses which increased by approximately $1.0 million, including stock-based compensation expense of approximately $0.7 million, and to a lesser extent, an increase in third party professional fees which increased by approximately $0.1 million. As a percentage of revenue, general and administrative expenses were 15.6% for the three months ended June 30, 2006, as compared to 10.8% for the three months ended June 30, 2005. The increase is primarily due to the increases in compensation expense and third party professional fees, offset, to a certain extent, by the increase in revenue from existing and new customers during the three months ended June 30, 2006. We expect that general and administrative expenses in the three months ended September 30, 2006, will increase in absolute dollars and as a percentage of revenue as compared to the three months ended June 30, 2006, due primarily to higher compensation related expenses related to SFAS 123R.

Other Income. Other income consists of settlement proceeds of $0.4 million received pursuant to the CardSystems Settlement Agreement as discussed in Note 6 of our Notes to Consolidated Financial Statements.

Interest Income, Net. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.6 million for the three months ended June 30, 2006 as compared to $0.3 million for the three months ended June 30, 2005. The increase is primarily due to higher investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $0.5 million for the three months ended June 30, 2006, as compared to $32,000 for the three months ended June 30, 2005. The increase is primarily due to the reversal of our valuation allowance related to a portion of our deferred tax assets which was recorded in the fourth quarter of 2005, resulting in an increase in our effective annual tax rate to approximately 40% for the three months ended June 30, 2006, as compared to approximately 2% for the three months ended June 30, 2005. Without the reduction in our valuation allowance in the prior year, the effective tax rate for the three months ended June 30, 2006, would have been approximately 2%, which represents certain minimum federal, state and foreign income tax liabilities after reduction for utilization of net operating losses not previously benefited. The effective tax rate differs from the statutory rate primarily due to state taxes and the tax impact of foreign operations.

Should we determine that additional deferred tax assets may be realizable in the future, a reduction to income tax expense and the effective tax rate would be recorded in the period such determination was made.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Revenues. Revenues were $32.0 million for the six months ended June 30, 2006, as compared to $23.1 million for the six months ended June 30, 2005, an increase of approximately $8.9 million or 38.6%. Transaction and support revenues were $28.1 million for the six months ended June 30, 2006, as compared to $19.0 million for the six months ended June 30, 2005, an increase of approximately $9.1 million or 47.8%. Approximately 80% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended June 30, 2006. We processed approximately 395.1 million transactions during the six months ended June 30, 2006, as compared to approximately 284.9 million processed during the six months ended June 30, 2005. Global acquiring revenues represented approximately 34.5% of our transaction and support revenues for the six months ended June 30, 2006, as compared to 22.7% for the six months ended June 30, 2005. Enterprise software license and maintenance revenues were $1.5 million during the six months ended June 30, 2006, as compared to $2.3 million for the six months ended June 30, 2005, a decrease of approximately $0.7 million or 31.3%. The decrease in software license and maintenance revenues was due primarily to one license agreement which generated approximately $0.5 million in software license and maintenance revenues during the six months ended June 30, 2005. No software transactions of this magnitude were recorded in the six months ended June 30, 2006. Professional services revenues increased to $2.3 million for the six months ended June 30, 2006, an increase of approximately 28.9%, as compared to $1.8 million for the six months ended June 30, 2005, due to an increase in the number of professional services projects that occurred during the six months ended June 30, 2006. No customer accounted for more than 10.0% of our revenues during the six months ended June 30, 2006 and 2005.

Cost of Revenues. Transaction and support cost of revenues was $13.5 million or 48.1% of transaction and support revenues for the six months ended June 30, 2006, as compared to $7.6 million or 39.7% of transaction and support revenues for the six months ended June 30, 2005. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we would expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues was $0.1 million or 7.4% of enterprise software revenues for the six months ended June 30, 2006, as compared to $0.5 million or 22.3% of enterprise software revenues for the six months ended June 30, 2005. The decrease in absolute dollars and as a percentage of enterprise software revenue is primarily due to a decrease in the number of transactions from the prior year where we purchased software licenses from third parties and resold that software to our customers in conjunction with the sale of our software to those customers. Professional services cost of revenues was $1.2 million or 52.8% of professional services revenues for the six months ended June 30, 2006, as compared to $0.9 million or 49.7% of professional services revenues for the six months ended June 30, 2005. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in utilization of personnel necessary to support our professional services projects. The increase in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in lower-margin professional services projects during the six months ended June 30, 2006.

Product Development. Product development expenses were $4.4 million for the six months ended June 30, 2006, as compared to $3.9 million for the six months ended June 30, 2005, an increase of approximately $0.4 million or 11.3%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense, including stock-based compensation expense of approximately $0.4 million. As a percentage of revenue, product development expenses decreased to 13.7% in the six months ended June 30, 2006, as compared to 17.1% for the six months ended June 30, 2005. The decrease is primarily due to the increase in revenue from existing and new customers, offset by the increase in compensation expense during the six months ended June 30, 2006.

Sales and Marketing. Sales and marketing expenses were $6.9 million for the six months ended June 30, 2006, as compared to $5.5 million for the six months ended June 30, 2005, an increase of approximately $1.4 million or 24.4%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $1.0 million, including stock-based compensation of approximately $0.5 million and, to a lesser extent, an increase in marketing program costs which increased by approximately $0.1 million. As a percentage of revenue, sales and marketing expenses decreased to 21.6% in the six months ended June 30, 2006, as compared to 24.0% for the six months ended June 30, 2005. The decrease is primarily due to the increase in revenue from existing and new customers during the six months ended June 30, 2006, offset by the increase in compensation and marketing expenses.

General and Administrative. General and administrative expenses were $4.5 million for the six months ended June 30, 2006, as compared to $2.7 million for the six months ended June 30, 2005, an increase of approximately $1.8 million or 66.6%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $1.3 million, including stock-based compensation of approximately $ 0.9 million and, to a lesser extent, an increase in third party professional fees which increased by approximately $0.2 million. As a percentage of revenue, general and administrative expenses increased to 14.1% in the six months ended June 30, 2006, as compared to 11.7% for the six months ended June 30, 2005. The increase is primarily due to the increases in compensation expense and third party professional fees, offset by the increase in revenue from existing and new customers during the six months ended June 30, 2006.

Other Income. Other income consists of settlement proceeds of $0.4 million received pursuant to the CardSystems Settlement Agreement as discussed in Note 6 of our Notes to Consolidated Financial Statements.

Interest Income, Net. Interest income was $1.0 million for the six months ended June 30, 2006, as compared to $0.5 million for the six months ended June 30, 2005. The increase is due primarily to higher investment yields and higher average cash and short-term investment balances during the six months ended June 30, 2006.

Income Tax Provision. We recorded a provision for income tax expense of $1.1 million for the six months ended June 30, 2006 as compared to $53,000 for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $50.6 million as of June 30, 2006 compared to $47.0 million as of December 31, 2005. Significant cash flow activities for the six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Six months Ended June 30,
	2006	2005
Cash provided by operating activities	$4,855	$1,267
Proceeds from issuance of common stock	2,773	1,142
Acquisition of BidPay	(1,990)	—
Payment of bonuses under company-wide bonus plan	(629)	(313)
Purchases of equipment	(1,063)	(724)
Repurchases of common stock	(1,123)	(2,405)

Cash, cash equivalents and short-term investments increased by approximately $3.6 million from December 31, 2005 to June 30, 2006. The increase is primarily due to the following:

•	cash flows from operating activities of $4.9 million primarily due to increased revenue in the six months ended June 30, 2006; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $2.8 million.

These increases are offset by decreases in cash, cash equivalents and short-term investments due to the following:

•	the acquisition of BidPay for approximately $2.0 million;

•	repurchases of common stock under the company’s repurchase program of approximately $1.1 million;

•	purchases of computer hardware and software of approximately $1.1 million; and

•	the payment of company-wide bonuses of approximately $0.6 million.

We believe that our cash and short-term investment balances as of June 30, 2006 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of June 30, 2006, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 –3 years	3 – 5 years	More than 5 years
Operating leases	$6,821	$2,141	$2,256	$1,940	$484

Total commitments	$6,821	$2,141	$2,256	$1,940	$484

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

In July 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting of uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 could have on our consolidated financial position, results of operations and cash flows.

Factors That May Affect Future Results

A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s CEO (principal executive officer) and Chief Financial Officer (principal financial officer)(“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

The Company’s management, including the CEO and the CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

On October 21, 2005, we filed suit in the Superior Court of the State of California, County of Santa Clara, against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, Case No. 1-05-CV-051137, alleging breach of contract, promissory estoppel, fraud, and unjust enrichment. We served CardSystems with the complaint on October 21, 2005. The individual defendants were served in November 2005. CardSystems filed an answer on December 7,

2005. The individual defendants filed an answer on December 30, 2005. Preliminary discovery began in January 2006. On April 19, 2006, the parties to the litigation and Solidus Networks, Inc. d/b/a Pay By Touch (“PBT”) entered into a Settlement Agreement and Mutual General Release (“Settlement Agreement”). Pursuant to the terms of the Settlement Agreement, the defendants and PBT agreed to pay CyberSource $400,000 in settlement of all claims and all parties agreed to mutual releases of any and all claims through the effective date of the Settlement Agreement. We received the full settlement amount and filed a Dismissal with Prejudice, thereby dismissing the litigation entirely.

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

The Risk Factors set forth below under the heading “BidPay May Incur Losses Resulting From User Fraud or Disputes Between Users of Our Service” is the only material change to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the number of customer transactions as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business and the Bidpay business we re-started;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as IPayment Inc., First Data Corporation, Chase Paymentech Solutions, LLC., and Royal Bank of Scotland. We also face competition from transaction service providers such as Lightbridge, Retail Decisions, and PayPal as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

BidPay May Incur Losses Resulting From User Fraud or Disputes Between Users of Our Service

BidPay has significant risk of loss resulting from fraud and disputes between users of our service including:

•	the initiation of a chargeback for both legitimate reasons and in cases of consumer fraud;

•	non-delivery of goods or services due to merchant fraud or disputes regarding the quality of goods or services provided;

•	identify theft or the unauthorized use of a credit card resulting from consumer or merchant fraud; and

•	potential breaches of system security.

Failure to identify fraudulent transactions or resolve disputes between users would increase BidPay’s loss. We have established systems and procedures designed to detect and reduce the impact of consumer and merchant fraud, but we cannot assure that these measures are or will be effective. During the second quarter of 2006, BidPay revenue was approximately $11,000. As BidPay’s revenue increases, our potential liability for such chargebacks increases.

We Could Incur Chargeback or Merchant Fraud Losses

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the second quarter of 2006, our global acquiring revenue represented approximately 36.2% of our transaction and support revenue. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

The Financial Accounting Standards Board (FASB) has issued its final standard that requires us to record an expense related to employee stock option grants and stock purchases. To the extent we continue to operate profitably, this regulation will materially reduce our earnings. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. In addition, new regulations implemented by The NASDAQ Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 10.5%, 9.6% and 9.4% of our revenues in the six months ended June 30, 2006, in 2005 and 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 2006, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by the Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Can Be Terminated

In July 2001, we entered into an agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires in July 2007, but can be terminated by either party with ninety days prior written notice. Thereafter, the agreement renews automatically for additional periods of one year, unless terminated by either party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million during the period beginning February 8, 2006 through December 31, 2006 to repurchase additional shares of the Company’s common stock. During the period from February 8, 2006 through June 30, 2006, we repurchased 131,800 shares at an average price of $8.52 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (000’s)
January 1, 2006 to January 31, 2006	—	—	—	—
February 1, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	—	—	—	—
April 1, 2006 to April 30, 2006	—	—	—	—
May 1, 2006 to May 31, 2006	131,800	$8.52	131,800	$8,877
June 1, 2006 to June 30, 2006	—	—	—	—

Total	131,800	$8.52	131,800	$8,877

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our Annual Meeting of Stockholders was held on May 10, 2006. The stockholders voted on proposals to:

1.	Elect six Directors of the Company to serve until the 2007 annual meeting of stockholders.

2.	Ratify and approve the Company’s Amended and Restated 1999 Stock Option Plan to (i) increase the number of shares reserved thereunder from 9,000,000 shares to 11,000,000 shares, and (ii) provide for the grant of restricted shares and restricted share units.

3.	Ratify the appointment of Ernst & Young, LLP as the independent auditors for the Company for the year ending December 31, 2006.

The proposals were approved by the following votes:

1.	Election of Directors

Nominee	For	Withheld
William S. McKiernan	23,210,866	7,005,058
John J. McDonnell, Jr.	28,917,985	1,297,939
Steven P. Novak	29,362,421	853,503
Richard Scudellari	21,779,819	8,436,105
Kenneth R. Thornton	29,363,171	852,753
Scott R. Cruickshank	22,983,763	7,232,161

2.	Ratify and approve the Company’s Amended and Restated 1999 Stock Option Plan to (i) increase the number of shares reserved thereunder from 9,000,000 shares to 11,000,000 shares, and (ii) provide for the grant of restricted shares and restricted share units.

For	Against	Abstain	Broker Non-Vote
18,153,905	2,834,654	56,027	9,171,338

3.	Ratify appointment of Ernst & Young, LLP

For	Against	Abstain
29,979,708	222,938	12,278

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the second quarter of fiscal year 2006 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the second quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

4.1	Reference is made to Exhibits 3.1, 3.1.1, and 3.2.

10.3	CyberSource Corporation 1999 Stock Option Plan, as amended

10.8	CyberSource Corporation 1999 Employee Stock Purchase Plan, as amended

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 9, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 9, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: August 9, 2006	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)