Form 10-Q
period 2006-09-30
CYBERSOURCE CORP
filed 2006-11-03
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

(650) 965-6000

Registrant’s Telephone Number, Including Area Code

N/A

(Former Name, Former Address and Former Fiscal Year, If Changes since Last Report)

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

As of October 20, 2006, there were 34,921,810 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	December 31, 2005 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,634	$14,383
Short-term investments	32,816	32,618
Accounts receivable, net	8,307	8,592
Prepaid expenses and other current assets	1,783	2,843
Deferred income taxes	2,183	3,192

Total current assets	66,723	61,628
Property and equipment, net	3,441	2,542
Intangible assets, net	2,910	—
Other noncurrent assets	2,009	1,157

Total assets	$75,083	$65,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$639	$519
Other accrued liabilities	5,736	5,944
Deferred revenue	2,148	1,931

Total current liabilities	8,523	8,394

Deferred tax liability	1,218	—

Total liabilities	9,741	8,394

Stockholders’ equity:
Common stock	35	34
Additional paid-in capital	367,963	361,710
Accumulated other comprehensive loss	(235)	(439)
Accumulated deficit	(302,421)	(304,372)

Total stockholders’ equity	65,342	56,933

Total liabilities and stockholders’ equity	$75,083	$65,327

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Transaction and support	$15,928	$10,844	$44,034	$29,858
Enterprise software	738	747	2,285	2,998
Professional services	693	938	3,022	2,745

Total revenues	17,359	12,529	49,341	35,601
Cost of revenues:
Transaction and support	8,353	4,575	21,859	12,128
Enterprise software	58	163	172	664
Professional services	362	548	1,591	1,446

Cost of revenues	8,773	5,286	23,622	14,238

Gross profit	8,586	7,243	25,719	21,363

Operating expenses:
Product development	2,433	1,919	6,816	5,857
Sales and marketing	3,740	2,632	10,639	8,176
General and administrative	2,585	1,408	7,084	4,109

Total operating expenses	8,758	5,959	24,539	18,142

Income (loss) from operations	(172)	1,284	1,180	3,221
Other income	—	—	400	—
Interest income	632	363	1,668	900

Income before income taxes	460	1,647	3,248	4,121
Income tax provision	174	19	1,297	72

Net income	$286	$1,628	$1,951	$4,049

Basic earnings per share	$0.01	$0.05	$0.06	$0.12

Diluted earnings per share	$0.01	$0.05	$0.05	$0.11

Weighted average number of shares used in computing basic earnings per share	34,764	33,523	34,534	33,338

Weighted average number of shares used in computing diluted earnings per share	37,945	36,092	37,337	35,720

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,951	$4,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,061	587
Stock-based compensation	3,396	—
Changes in operating assets and liabilities:
Accounts receivable	285	(383)
Prepaid expenses and other current assets	1,060	(773)
Deferred income taxes	1,229	—
Other noncurrent assets	(852)	(517)
Accounts payable	120	186
Accrued liabilities	(208)	(469)
Deferred revenue	217	(72)

Net cash provided by operating activities	8,259	2,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,881)	(1,170)
Acquisition of BidPay.com	(1,990)	—
Purchases of short-term investments	(40,475)	(49,813)
Maturities of short-term investments	40,311	49,156

Net cash used in investing activities	(4,035)	(1,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,981	2,317
Repurchase of common stock	(1,123)	(2,405)

Net cash provided by (used in) financing activities	2,858	(88)
Effect of exchange rate changes on cash	169	(163)

Increase in cash and cash equivalents	7,251	530
Cash and cash equivalents at beginning of period	14,383	13,052

Cash and cash equivalents at end of period	$21,634	$13,582

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ending December 31, 2005 with the Securities and Exchange Commission (“SEC”) on March 10, 2006, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 required disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during the three and nine months ended September 30, 2006, for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 was $1.3 and $3.4 million, respectively, before income taxes.

As a result of adopting SFAS 123R, the Company’s income before income taxes, reduced by the expense for stock option awards, for the three and nine months ended September 30, 2006, was $1.3 million and $3.4 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Also as a result of adopting SFAS 123R, the Company’s net income, reduced by the expense for stock option awards for the three and nine months ended September 30, 2006, was $0.8 million and $2.0 million lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Both basic and diluted earnings per share for the three months ended September 30, 2006 would have been $0.02 higher if the Company had not adopted SFAS No. 123R., Both basic and diluted earnings per share for the nine months ended September 30, 2006 would have been $0.06 higher if the Company had not adopted SFAS No. 123R.

The following table shows the effect on net earnings and earnings per share for the three and nine months ended September 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase plan (“ESPP”) shares, in accordance with SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,628	$4,049
Stock-based employee compensation expense included in reported net income	—	—
Total stock-based employee compensation expense determined under fair value based method for all awards (net of tax)	(775)	(2,202)

Pro forma net income	$853	$1,847

Basic earnings per share, as reported	$0.05	$0.12

Basic earnings per share, proforma	$0.03	$0.06

Diluted earnings per share, as reported	$0.05	$0.11

Diluted earnings per share, proforma	$0.02	$0.05

For stock options granted during the three and nine months ended September 30, 2006 and 2005, and ESPP shares purchased during the three and nine months ended September 30, 2005, the Company determined the fair value at the date of grant or purchase using the Black-Scholes option valuation model and the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006		2005
Stock options:
Risk-free interest rate	4.69%	4.04%	4.64	%- 4.69%	3.93%
Dividend yield	—	—	—		—
Volatility	0.61	0.49	0.61-0.64		0.49
Expected life (years)	2.96	4.12	2.96		4.12
Employee stock purchase plan shares:
Risk-free interest rate	—	3.70%	—		3.44%
Dividend yield	—	—	—		—
Volatility	—	0.45	—		0.45
Expected life (months)	—	6	—		6

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

The weighted average fair value of options granted was $4.57 and $3.08 per share for options granted during the three months ended September 30, 2006 and 2005, respectively. The weighted average fair value of options granted was $5.02 and $2.42 per share for options granted during the nine months ended September 30, 2006 and 2005, respectively. The weighted average fair value for shares purchased under the Company’s ESPP was $1.73 per share during both the three and nine months ended September 30, 2005. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. As a result of this amendment and the provisions of SFAS 123R, shares granted under the ESPP are non-compensatory. As of September 30, 2006, 700,000 shares are authorized for issuance under the ESPP.

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the date of grant. Options generally vest monthly over a four year period beginning from the date of grant and generally expire six to ten years from the date of grant. Options granted to non-employee directors generally become vested nine months from the date of grant. Nearly all outstanding stock options are non-qualified stock options. As of September 30, 2006, 16.6 million shares are authorized for issuance under the Company’s stock option plans.

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

A summary of the Company’s stock option activity during the nine months ended September 30, 2006 is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2005	6,358,136	$5.83
Granted	2,637,100	9.41
Exercised	(1,071,313)	3.59
Forfeited	(288,139)	7.57

Outstanding as of September 30, 2006	7,635,784	$7.31	6.04	$40,578,669
Vested and expected to vest as of September 30, 2006	7,177,979	$7.21	6.03	$39,250,900
Exercisable as of September 30, 2006	3,853,497	$6.65	5.70	$26,042,183

As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $12.8 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. During the three and nine months ended September 30, 2006, the total intrinsic value of stock options exercised was approximately $1.5 million and $6.0 million, respectively. During the three and nine months ended September 30, 2005, the total intrinsic value of stock options exercised was approximately $1.1 million and $2.4 million, respectively. During the three and nine months ended September 30, 2006, the total cash received from the exercise of stock options was approximately $1.2 million and $4.0 million, respectively. During the three and nine months ended September 30, 2005, the total cash received from the exercise of stock options was approximately $1.3 million and $2.3 million, respectively.

During the nine months ended September 30, 2006, the Company granted 100,000 restricted shares at a weighted average grant date fair value of $10.46. No shares have vested as of September 30, 2006.

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

2. BIDPAY.COM ACQUISITION

In March 2006, the Company acquired BidPay.com, Inc. (“BidPay”), a payment service provider for online auctions. Founded in 1999, BidPay developed a platform based on proprietary technology and acquired over 4.0 million registered users prior to ceasing operations in December 2005. The Company’s primary reason for the acquisition of BidPay is to expand its services into the payment market for online auctions. The aggregate purchase price of approximately $3.0 million consisted of cash consideration of approximately $2.0 million, including $0.2 million of acquisition costs, and $1.0 million in deferred taxes related to the difference between the financial and tax basis of the assets acquired, in exchange for BidPay’s proprietary technology, its databases, and certain intellectual property rights, including exclusive rights to the BidPay brand.

In accordance with Emerging Issues Task Force 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business,” the Company determined that it had acquired productive assets as opposed to a business. As a result, no amount of the purchase price was allocated to goodwill. The total purchase price of $3.0 million was allocated based on the fair values presented below (in thousands):

	Fair Market Value	Straight-line Amortization
		(years)
Technology platform	$269	3
Customer list	269	6
Trade name	2,451	—

Total	$2,989

The Company recorded approximately $49,000 and $79,000 of amortization expense related to intangible assets in the three and nine months ended September 30, 2006, respectively.

Estimated amortization expense for the intangible assets on the Company’s September 30, 2006 balance sheet for the fiscal years ended December 31, is as follows (in thousands):

Remainder of 2006	$34
2007	134
2008	134
2009	60
2010	45
Thereafter	52

Total	$459

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Prepaid expenses	$1,218	$1,505
Value added taxes receivable	60	956
Acquiring receivable	370	185
Notes receivable	—	175
Other current assets	135	22

Total prepaid expenses and other current assets	$1,783	$2,843

Other	non-current assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Prepaid rent	$1,682	$824
Deposits	286	265
Other non-current assets	41	68

Total other non-current assets	$2,009	$1,157

Other accrued liabilities consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Employee benefits and related expenses	$2,398	$2,415
Accrued cost of revenues	1,682	920
Other liabilities	1,656	2,609

Total other accrued liabilities	$5,736	$5,944

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

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the three and nine months ended September 30, 2006 and 2005. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income, income taxes, capital expenditures or identifiable assets by its segments to the CEO. The Company’s CEO reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the CEO on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Commerce transaction services and support	$15,928	$10,844	$44,034	$29,858
Enterprise software	738	747	2,285	2,998
Professional services	693	938	3,022	2,745

Total revenues	$17,359	$12,529	$49,341	$35,601

Cost of revenues:
Transaction and support	$8,353	$4,575	$21,859	$12,128
Enterprise software	58	163	172	664
Professional services	362	548	1,591	1,446

Total cost of revenues	$8,773	$5,286	$23,622	$14,238

No customer accounted for more than 10.0% of the Company’s revenues during the three and nine months ended September 30, 2006 and 2005.

5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$286	$1,628	$1,951	$4,049
Change in cumulative translation adjustment	3	(22)	169	(163)
Unrealized gain on short-term investments	7	(18)	35	18

Comprehensive income	$296	$1,588	$2,155	$3,904

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

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “‘154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ‘154 patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

7. COMMON STOCK REPURCHASE PROGRAM

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million during the period beginning February 8, 2006 through December 31, 2006 to repurchase additional shares of the Company’s common stock. During the period from February 8, 2006 through September 30, 2006, the Company repurchased 131,800 shares at an average price of $8.52 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the period from February 1, 2005 and ended September 30, 2005, the Company repurchased 443,000 shares at an average price of $5.43 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2006 or 2005.

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

In July 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN 48 could have on its consolidated financial position, results of operations and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our statement that we do not plan to pay any dividends in the near future; (b) our expectation to recognize stock-based compensation expense related to non-vested stock options over approximately 3.0 years; (c) our intention to expand services into the payment market for online auctions; (d) our estimated amortization expense for our intangible assets; (e) our belief that cash and short-term investment balances will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (f) our conclusion that, due to the nature of our short-term investments, which are primarily government bonds, there is no material market risk exposure with respect to such investments; (g) statements that higher processing fees paid to third parties related to our global acquiring services will continue to increase in absolute dollars as the related revenue increases; (h) our expectation that our overall gross margins will continue to decrease as our global acquiring services revenues increase in the future; (i) our expectation that product development expenses in the three months ended December 31, 2006 will be relatively consistent with the three months ended September 30, 2006, and that, as a percentage of revenue, product development expenses in the three months ended December 31, 2006 will moderately decrease as compared to the three months ended September 30, 2006 due to expected revenue growth; (j) our expectation that sales and marketing expenses for the three months ended December 31, 2006 will increase in absolute dollars as compared to the three months ended September 30, 2006, and that, as a percentage of revenue, sales and marketing expenses in the three months ended December 31, 2006 will be relatively consistent with the three months ended September 30, 2006; (k) our expectation that general and administrative expenses in the three months ended December 31, 2006 will increase in absolute dollars as compared to the three months ended September 30, 2006, due to higher compensation related expenses related to SFAS 123R, and that, as a percentage of revenue, we expect general and administrative expenses in the three months ended December 31, 2006, to be relatively consistent with the three months ended September 30, 2006; (l) our future minimum lease payments; (m) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance; (n) our expectation that quarterly results will fluctuate significantly; (o) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (p) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (q) our expectation that competitive pressures may result in the reduction of our prices or our market share or both; (r) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (s) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (t) statements regarding the use of and interest in the Internet; (u) statements regarding the increase in the significance of the Internet as a commercial marketplace; (v) the statement regarding our belief that our fraud screen service may require us to comply with the Fair Credit Reporting Act; (w) statements regarding our belief that the potential adverse effects of the proposed settlement of the pending class action lawsuits involving stock issued or traceable to the Company’s initial public offering would be borne by insurers; (x) statements regarding our belief that litigation outcomes of class action lawsuits and other claims will not have a material effect on our consolidated financial condition, results of operations or cash flows; (y) our belief that an adverse outcome in a lawsuit relating to such patent will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (z) our statement regarding a reduction to income tax expense resulting from realizing deferred tax assets; and (aa) our belief that our future success will depend upon our ability to retain our key management personnel.

Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under Part II, Item 1A “Risk Factors” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See Part II, Item 1A “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Such factors include but are not limited to the following cautions: (1) we are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels and risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; (2) inability to comply with new accounting pronouncements; (3) inability to capitalize on increasing need for our global acquiring services; (4) there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (5) our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements;

(6) potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (7) exposure to unanticipated income tax liabilities; (8) the outcome of pending litigation is subject to significant uncertainty and predictions regarding such outcomes may not be accurate; (9) third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights; (10) lack of acceptance in the payment market for online auctions; (8) unanticipated trends with respect to seasonality of the retail sector; (11) unanticipated difficulties associated with integration of the BidPay business; and (12) loss of key management personnel to competitors. The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2006 (SEC File No. 000-26477).

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the three and nine months ended September 30, 2006 and 2005, no customer accounted for more than 10% of revenues.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 6 of our Notes to Condensed Consolidated Financial Statements as of September 30, 2006 we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

Stock-based Compensation

Prior to the January 1, 2006 adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 required disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, we adopted the disclosure only provisions and continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

Effective January 1, 2006, the beginning of our first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during the three and nine months ended September 30, 2006, for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated, as provided for under the modified-prospective method.

As a result of adopting SFAS 123R, our income before income taxes, reduced by the expense for stock option awards, for the three and nine months ended September 30, 2006, was $1.3 million and $3.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Also as a result of adopting SFAS 123R, our net income, reduced by the expense for stock option awards for the three and nine months ended September 30, 2006, was $0.8 million and $2.0 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006, would have both been $0.03, and would have been $0.12 and $0.11 for the nine months ended September 30, 2006, respectively, if we had not adopted SFAS 123R. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $12.8 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

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

Long-Lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets other than goodwill annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. As of September 30, 2006, we had recorded intangible assets related to our acquisition of BidPay.com (“BidPay”) in March 2006, with a carrying value of approximately $3.0 million. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives.

We are required to periodically evaluate our intangible assets balances for impairment. If we incur impairments to our intangible assets, it would have an adverse impact on our future earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.5	42.2	47.9	40.0

Gross profit	49.5	57.8	52.1	60.0
Operating expenses:
Product development	14.0	15.3	13.8	16.5
Sales and marketing	21.6	21.0	21.6	23.0
General and administrative	14.9	11.2	14.3	11.5

Total operating expenses	50.5	47.5	49.7	51.0

Income (loss) from operations	(1.0)	10.3	2.4	9.0
Interest and other income, net	3.6	2.9	4.2	2.5

Income before income taxes	2.6	13.2	6.6	11.5
Income tax provision	1.0	0.2	2.6	0.2

Net income	1.6%	13.0%	4.0%	11.3%

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues. Revenues were $17.4 million for the three months ended September 30, 2006, as compared to $12.5 million for the three months ended September 30, 2005, an increase of approximately $4.8 million or 38.6%. Transaction and support revenues were $15.9 million for the three months ended September 30, 2006, as compared to $10.8 million for the three months ended September 30, 2005, an increase of approximately $5.1 million or 46.9%. Approximately 75% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended September 30, 2006. Global acquiring revenues represented 36.7% of our transaction and support revenues for the three months ended September 30, 2006, as compared to 27.6% for the three months ended September 30, 2005. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. We processed approximately 203.9 million transactions during the three months ended September 30, 2006, as compared to approximately 159.5 million transactions processed during the three months ended September 30, 2005. Enterprise software license and maintenance revenues were $0.7 million during the three months ended September 30, 2006, consistent with the three months ended September 30, 2005. Professional services revenues were $0.7 million for the three months ended September 30, 2006, as compared to $0.9 million for the three months ended September 30, 2005, a decrease of approximately $0.2 million or 26.1%. The decrease in professional services revenues is primarily due to a decrease in the number of projects that occurred during the three months ended September 30, 2006. No customer accounted for more than 10.0% of our revenues during the three months ended September 30, 2006 and 2005.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of commerce transaction services, including personnel costs in our operations and customer support functions, processing fees paid to third parties related to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $8.4 million or 52.4% of transaction and support revenues for the three months ended September 30, 2006, as compared to $4.6 million or 42.2% of transaction and support revenues for the three months ended September 30, 2005. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues is composed of customer support personnel costs, third party fees and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 7.9 % of enterprise software revenues for the three months ended September 30, 2006, as compared to $0.2 million or 21.8% of enterprise software revenues for the three months ended September 30, 2005. The decrease in absolute dollars and as a percentage of enterprise software revenue is primarily due to a decrease in third-party fees resulting from fewer transactions in which we resold third-party software in conjunction with sales of our software. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.4 million or 52.2% of professional services revenues for the three months ended September 30, 2006, as compared to $0.5 million or 58.4% of professional services revenues for the three months ended September 30, 2005. The decrease in absolute dollars is primarily due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects during the three months ended September 30, 2006. The decrease in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in higher-margin projects during the three months ended September 30, 2006. Included in cost of revenues for the three months ended September 30, 2006, is approximately $0.1 million of stock-based compensation expense, resulting from the adoption of SFAS 123R.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the maintenance of existing services as well as research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.4 million for the three months ended September 30, 2006, as compared to $1.9 million for the three months ended September 30, 2005, an increase of approximately $0.5 million or 26.8%. The increase is primarily due to an increase in headcount and related compensation expense, including stock-based compensation expense of approximately $0.2 million. As a percentage of revenue, product development expenses decreased to 14.0% in the three months ended September 30, 2006, as compared to 15.3% for the three months ended September 30, 2005.

The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended September 30, 2006, offset, to a certain extent, by the increase in compensation expense. We expect that product development expenses in the three months ended December 31, 2006 will be relatively consistent with the three months ended September 30, 2006. As a percentage of revenue, we expect product development expenses in the three months ended December 31, 2006 to moderately decrease as compared to the three months ended September 30, 2006 due to expected revenue growth.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $3.7 million for the three months ended September 30, 2006, as compared to $2.6 million for the three months ended September 30, 2005, an increase of approximately $1.1 million or 42.1%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $1.0 million, including stock-based compensation expense of approximately $0.3 million. As a percentage of revenue, sales and marketing expenses were 21.6% for the three months ended September 30, 2006, as compared to 21.0% for the three months ended September 30, 2005. We expect that sales and marketing expenses in the three months ended December 31, 2006, will increase in absolute dollars as compared to the three months ended September 30, 2006, as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended December 31, 2006, to be relatively consistent with the three months ended September 30, 2006.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $2.6 million for the three months ended September 30, 2006, as compared to $1.4 million for the three months ended September 30, 2005, an increase of approximately $1.2 million or 83.6%. The increase is primarily due to an increase in compensation related expenses which increased by approximately $1.1 million, including stock-based compensation expense of approximately $0.7 million. As a percentage of revenue, general and administrative expenses were 14.9% for the three months ended September 30, 2006, as compared to 11.2% for the three months ended September 30, 2005. The increase is primarily due to the increases in compensation expense, offset, to a certain extent, by the increase in revenue from existing and new customers during the three months ended September 30, 2006. We expect that general and administrative expenses in the three months ended December 31, 2006, will increase in absolute dollars due primarily to higher compensation related expenses related to SFAS 123R. As a percentage of revenue, we expect general and administrative expenses in the three months ended December 31, 2006, to be relatively consistent with the three months ended September 30, 2006.

Interest Income. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.6 million for the three months ended September 30, 2006 as compared to $0.4 million for the three months ended September 30, 2005. The increase is primarily due to higher investment yields and higher average cash and short-term investment balances during the three months ended September 30, 2006.

Income Tax Provision. We recorded a provision for income tax expense of $0.2 million for the three months ended September 30, 2006, as compared to $19,000 for the three months ended September 30, 2005. The increase is primarily due to the reversal of our valuation allowance related to a portion of our deferred tax assets which was recorded in the fourth quarter of 2005, resulting in an increase in our effective annual tax rate to approximately 38% for the three months ended September 30, 2006, as compared to approximately 2% for the three months ended September 30, 2005. Without the reduction in our valuation allowance in the prior year, the effective tax rate for the three months ended September 30, 2006, would have been approximately 2%, which represents certain minimum federal, state and foreign income tax liabilities after reduction for utilization of net operating losses not previously benefited. The effective tax rate differs from the statutory rate primarily due to state taxes and the tax impact of foreign operations.

Should we determine that additional deferred tax assets may be realizable in the future, a reduction to income tax expense and the effective tax rate would be recorded in the period such determination was made.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Revenues. Revenues were $49.3 million for the nine months ended September 30, 2006, as compared to $35.6 million for the nine months ended September 30, 2005, an increase of approximately $13.7 million or 38.6%. Transaction and support revenues were $44.0 million for the nine months ended September 30, 2006, as compared to $29.9 million for the nine months ended September 30, 2005, an increase of approximately $14.2 million or 47.5%. Approximately 80% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended September 30, 2006. We processed approximately 599.0 million transactions during the nine months ended September 30, 2006, as compared to approximately 444.4 million processed during the nine months ended September 30, 2005. Global acquiring revenues represented approximately 35.3% of our transaction and support revenues for the nine months ended September 30, 2006, as compared to 24.5% for the nine months ended September 30, 2005. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. Enterprise software license and maintenance revenues were $2.3 million during the nine months ended September 30, 2006, as compared to $3.0 million for the nine months ended September 30, 2005, a decrease of approximately $0.7 million or 23.8%. The decrease in software license and maintenance revenues was due primarily to one license agreement which generated approximately $0.5 million in software license and maintenance revenues during the nine months ended September 30, 2005. No software transactions of this magnitude were recorded in the nine months ended September 30, 2006. Professional services revenues increased to $3.0 million for the nine months ended September 30, 2006, an increase of approximately 10.1%, as compared to $2.7 million for the nine months ended September 30, 2005, due to an increase in the number of professional services projects that occurred during the nine months ended September 30, 2006. No customer accounted for more than 10.0% of our revenues during the nine months ended September 30, 2006 and 2005.

Cost of Revenues. Transaction and support cost of revenues was $21.9 million or 49.6% of transaction and support revenues for the nine months ended September 30, 2006, as compared to $12.1 million or 40.6% of transaction and support revenues for the nine months ended September 30, 2005. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues was $0.2 million or 7.5% of enterprise software revenues for the nine months ended September 30, 2006, as compared to $0.7 million or 22.1% of enterprise software revenues for the nine months ended September 30, 2005. The decrease in absolute dollars and as a percentage of enterprise software revenue is primarily due to a decrease in third-party fees as there were fewer transactions during the nine months ended September 30, 2006, in which we resold third-party software in conjunction with sales of our software. Professional services cost of revenues was $1.6 million or 52.6% of professional services revenues for the nine months ended September 30, 2006, as compared to $1.4 million or 52.7% of professional services revenues for the nine months ended September 30, 2005. The increase in absolute dollars is due to higher personnel-related costs resulting from an increase in utilization of personnel necessary to support our professional services projects.

Product Development. Product development expenses were $6.8 million for the nine months ended September 30, 2006, as compared to $5.9 million for the nine months ended September 30, 2005, an increase of approximately $1.0 million or 16.4%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $0.9 million, including stock-based compensation expense of approximately $0.6 million. As a percentage of revenue, product development expenses decreased to 13.8% in the nine months ended September 30, 2006 as compared to 16.5% for the nine months ended September 30, 2005. The decrease is primarily due to the increase in revenue from existing and new customers, offset by the increase in compensation expense during the nine months ended September 30, 2006.

Sales and Marketing. Sales and marketing expenses were $10.6 million for the nine months ended September 30, 2006, as compared to $8.2 million for the nine months ended September 30, 2005, an increase of approximately $2.5 million or 30.1%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $2.1 million, including stock-based compensation of approximately $0.7 million. As a percentage of revenue, sales and marketing expenses decreased to 21.6% in the nine months ended September 30, 2006, as compared to 23.0% for the nine months ended September 30, 2005. The decrease is primarily due to the increase in revenue from existing and new customers during the nine months ended September 30, 2006, offset by the increase in compensation and marketing expenses.

General and Administrative. General and administrative expenses were $7.1 million for the nine months ended September 30, 2006, as compared to $4.1 million for the nine months ended September 30, 2005, an increase of approximately $3.0 million or 72.4%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $2.5 million, including stock-based compensation of approximately $1.7 million and, to a lesser extent, an increase in third party professional fees which increased by approximately $0.3 million. As a percentage of revenue, general and administrative expenses increased to 14.3% in the nine months ended September 30, 2006 as compared to 11.5% for the nine months ended September 30, 2005. The increase is primarily due to the increases in compensation expense and third party professional fees, offset by the increase in revenue from existing and new customers during the nine months ended September 30, 2006.

Other Income. Other income for the nine months ended September 30, 2006 consists of settlement proceeds of $0.4 million received pursuant to the CardSystems Settlement Agreement as discussed in Note 6 of our Notes to Condensed Consolidated Financial Statements.

Interest Income. Interest income was $1.7 million for the nine months ended September 30, 2006, as compared to $0.9 million for the nine months ended September 30, 2005. The increase is due primarily to higher investment yields and higher average cash and short-term investment balances during the nine months ended September 30, 2006.

Income Tax Provision. We recorded a provision for income tax expense of $1.3 million for the nine months ended September 30, 2006 as compared to $72,000 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $54.5 million as of September 30, 2006 compared to $47.0 million as of December 31, 2005. Significant cash flow activities for the nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Nine months Ended September 30,
	2006	2005
Cash provided by operating activities	$8,259	$2,608
Proceeds from issuance of common stock	3,981	2,317
Acquisition of BidPay	(1,990)	—
Payment of bonuses under company-wide bonus plan	(629)	(632)
Purchases of equipment	(1,881)	(1,170)
Repurchases of common stock	(1,123)	(2,405)

Cash, cash equivalents and short-term investments increased by approximately $7.4 million from December 31, 2005 to September 30, 2006. The increase is primarily due to the following:

•	cash flows from operating activities of $8.3 million primarily due to increased revenue in the nine months ended September 30, 2006; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $4.0 million.

These increases are offset by decreases in cash, cash equivalents and short-term investments due to the following:

•	the acquisition of BidPay for approximately $2.0 million;

•	purchases of computer hardware and software of approximately $1.9 million;

•	repurchases of common stock under the company’s repurchase program of approximately $1.1 million; and

•	the payment of company-wide bonuses of approximately $0.6 million.

We believe that our cash and short-term investment balances as of September 30, 2006 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of September 30, 2006, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$6,345	$1,847	$2,307	$1,949	$242

Total commitments	$6,345	$1,847	$2,307	$1,949	$242

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

In July 2006, the FASB issued FASB Interpretation Number 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact the adoption of FIN 48 could have on our consolidated financial position, results of operations and cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s CEO (principal executive officer) and Chief Financial Officer (principal financial officer) (“CFO”) have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006 (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act. In addition, there have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect this control subsequent to the date of the previously mentioned evaluation.

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

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “‘154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by us with respect to our allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to our damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 patent based on one of the prior art references cited by ReD. On July 14, 2005, we met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ‘154 patent. On September 7, 2006, we filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending our deadline to file a notice of appeal. On October 30, 2006, we filed a notice of appeal. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

The Risk Factors set forth below under the heading “BidPay May Incur Losses Resulting From User Fraud or Disputes Between Users of Our Service” is the only material change to the Risk Factors described under the title “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•	changes in the size and number of customer transactions as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business and the Bidpay business we re-started;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our gateway processors and channel partners;

•	seasonality of the retail sector;

•	changes in accounting rules and regulations;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech Solutions, First Data Corporation, LLC., IPayment Inc., and Royal Bank of Scotland. We also face competition from transaction service providers such as Lightbridge, PayPal, and Retail Decisions as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

Failure to identify fraudulent transactions or resolve disputes between users would increase BidPay’s loss. We have established systems and procedures designed to detect and reduce the impact of consumer and merchant fraud, but we cannot assure that these measures are or will be effective. During the third quarter of 2006, BidPay revenue was approximately $148,000. As BidPay’s revenue increases, our potential liability for such chargebacks increases.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the third quarter of 2006, our global acquiring revenue represented approximately 36.7% of our transaction and support revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

FASB issued its final standard that requires us to record an expense related to employee stock option grants and stock purchases. As a result, we have included employee stock-based compensation costs in our results of operations for the three and nine months ended September 30, 2006, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. In addition, new regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

Our Market is Subject to Rapid Technological Change and to Compete We Must Continually Enhance Our Systems to Comply with Evolving Standards

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure. The Internet and the e-Commerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services and develop new products and services. We must continue to address the increasingly sophisticated and varied needs of our merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant requirements or emerging industry standards. If we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed.

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

If We Lose Key Personnel, We May Not be Able to Successfully Manage Our Business and Achieve Our Objectives

We believe our future success will depend upon our ability to retain our key management personnel, including William S. McKiernan, our Chief Executive Officer, and other key members of management because of their experience and knowledge regarding the development, special opportunities and challenges of our business. None of our current key employees are subject to an employment contract which enables us to retain them for a specific period of time. We may not be successful in attracting and retaining key employees in the future.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 10.1%, 9.6% and 9.4% of our revenues in the nine months ended September 30, 2006, in 2005 and 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

The Anti-Takeover Provisions in Our Certificate of Incorporation Could Adversely Affect the Rights of the Holders of Our Common Stock

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow our Board of Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future.

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of September 30, 2006, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million during the period beginning February 8, 2006 through December 31, 2006 to repurchase additional shares of the Company’s common stock. During the period from February 8, 2006 through September 30, 2006, we repurchased 131,800 shares at an average price of $8.52 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (000’s)
January 1, 2006 to January 31, 2006	—	—	—	—
February 1, 2006 to February 28, 2006	—	—	—	—
March 1, 2006 to March 31, 2006	—	—	—	—
April 1, 2006 to April 30, 2006	—	—	—	—
May 1, 2006 to May 31, 2006	131,800	$8.52	131,800	$8,877
June 1, 2006 to June 30, 2006	—	—	—	—
July 1, 2006 to July 31, 2006	—	—	—	—
August 1, 2006 to August 31, 2006	—	—	—	—
September 1, 2006 to September 30, 2006	—	—	—	—

Total	131,800	$8.52	131,800	$8,877

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Exchange Act and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the third quarter of fiscal year 2006 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the third quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6. EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation’s Bylaws, as amended.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 3, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 3, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 3, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated November 3, 2006, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: November 3, 2006	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)