Form 10-K
period 2006-12-31
CYBERSOURCE CORP
filed 2007-03-13
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $359.4 million (based on a closing sale price of $11.70 per share as reported for the NASDAQ Global Market on such date). Shares of Common Stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of March 1, 2007 was 35,068,279.

Documents incorporated by reference: Portions of Part II and Part III of this Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding (a) estimates regarding U.S. eCommerce revenues for 2006 and the potential growth of online sales, (b) Europe’s pace of growth, (c) our statement that ecommerce sales are growing by more than 20% per year, far faster than the 2.1% growth rate of traditional in-store credit card purchases, (d) the trend among some of our large U.S. customers seeking greater and more ready access to international markets (e) data suggesting that the overall cost of fraud, which includes the cost of fraud management and the rejection of good orders, continues to rise, (f) online merchants’ increasing focus on meeting regulatory requirements in areas such as collection of sales taxes, (g) our goal of providing a single source solution that simplifies and optimizes online payment and (h) our belief that the overall cost of eCommerce fraud will increase under “Item 1, Business—Market Characteristics”; the statement regarding our belief that enterprises will demand a payment service capable of supporting multiple, independent sales channels and enterprises see significant benefit in being able to manage and control a single transaction payment platform under the heading “Item 1, Business—Technology”; statements regarding (a) our belief that our well-defined software development methodology enables us to deliver software services that satisfy real business needs for the global market while meeting commercial quality expectations, (b) our belief that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages and (c) our belief that as the number of services in our market increase and functionalities overlap, companies such as ours may become increasingly subject to infringement claims under the heading “Item 1, Business—Product Development”; the statement regarding our belief that our success depends upon our proprietary technology and licensed technology under the heading “Item 1, Business—Intellectual Property”; the statement regarding our technology, processes, and people enabling us to deliver the highest level of services and performance to our customers under the heading “Item 1, Business—Operations”; the statement regarding our solutions alliances and strategic alliances resulting in cooperative development efforts, streamlining of integration capabilities and leveraged marketing efforts under the heading “Item 1, Business—Sales and Marketing”; the statement regarding our beliefs with respect to our systems and processes enabling us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency under the heading of “Item 1, Business—Regulations”; statements regarding (a) our expectation that the competition in our market is to intensify in the future and that it is subject to rapid technological change, (b) our expectation that other companies, including financial services and credit companies may enter the market and provide competing services, (c) our belief that current and potential competitors may develop and market new technologies that render our existing or future products and services obsolete, unmarketable or less competitive, (d) our belief that current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other solution providers, thereby increasing their ability to address the needs of our existing or prospective customers, and (e) our belief that the market for our solutions is rapidly evolving and we may not be able to compete successfully against current and future competitors under the heading of “Item 1, Business—Competition”; statements that (a) we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence, (b) any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which would materially adversely affect our business, operating results and financial condition, (c) we may be required to expend significant capital and other resources to protect against security breaches and to address any problems they may cause, (d) as BidPay.com’s revenue increases, our potential liability for such chargebacks increases, (e) our future growth will depend in part on the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts, (f) to the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, and (g) our future success will depend upon our ability to retain our key management personal under the heading of “Item 1A, Risk Factors”; statements regarding (a) our belief that the potential adverse effects of the lawsuit would be borne by our insurers and (b) statements regarding our belief that litigation outcomes of class action lawsuits and other claims would not have a material effect on our consolidated financial condition, results of operations or cash flows under the heading of “Item 3, Legal Proceedings” and under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”; statements regarding our belief that we do not anticipate paying any cash dividends in the foreseeable future under the heading “Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters”; statements regarding (a) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance, (b) our expectation that we will recognize stock-based compensation expense ratably over the requisite service period of the award, (c) our expectation that our overall gross margins will continue to decrease as our global acquiring services revenues increase in the future, (d) our expectation that product development expenses will increase in absolute dollars during 2007, (e) our expectation that product development expenses will moderately decrease as a percentage of revenue during 2007 as compared to 2006 due primarily to expected revenue growth, (f) our expectation that sales and marketing expenses will increase in absolute dollars during 2007 as we continue to develop our sales and marketing infrastructure to support our anticipated revenue growth, (g) our expectation that sales and marketing expenses in 2007 will moderately decrease as a percentage of revenues as compared to 2006 due primarily to expected revenue growth, (h) our expectation that general and administrative expenses will increase in absolute dollars in 2007 due primarily to higher personnel-related expenses and higher third-party professional fees, (i) our expectation that general and administrative expenses in 2007 will modestly decrease as a percentage of revenues as compared to 2006 due primarily to expected revenue growth and (j) our expectation that interest income will increase in 2007 due to anticipated higher cash, cash equivalents and short-term investment balances under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”; the statement regarding our belief that our cash and short-term investment balances will be sufficient to meet our working capital requirements for at least the next twelve months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; the statement regarding our belief that the adoption of SAB 108 is not currently expected to have a significant impact on our consolidated financial statements under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Pronouncements”; the statement regarding our anticipation that our operating expenses are relatively fixed in the short term under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors”; statements regarding (a) our belief that any direct financial impact of the proposed settlement is expected to be borne by our insurers, (b) the lawsuit with ReD will not have a material effect on our financial condition, results of operations, or cash flows and (c) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on our financial position or results of operations, under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 12—Litigation and Contingencies”; and statements regarding (a) our goal of monitoring our internal controls for financial reporting and making modifications as necessary and (b) our intent that the internal controls for financial reporting be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant under the heading “Item 9A, Controls and Procedures—Internal Control Over Financial Accounting.”

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward looking statements. Factors that could cause actual results to differ materially from the forward looking statements include risks and uncertainties detailed throughout this Annual Report, and in particular in the “Risk Factors” section at the end of “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such factors include but are not limited to the following cautions: (1) We are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels, risks that any fluctuations in our quarterly operating results will be significant relative to our revenues and risks that we may not be able to adequately integrate acquired businesses; (2) We may incur future losses and there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (3) Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements; (4) Potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (5) Growth in the significance of the Internet as a commercial marketplace may occur more slowly than anticipated; (6) We may not be successful in attracting and/or retaining key employees in the future, (7) Third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights and (8) Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. These cautionary statements should be considered in the context of such factors, as well as those disclosed from time to time in the Company's Reports on Forms 10-Q and 8-K.

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

Traditionally, our target customer base has been medium and large enterprises, but during the last five years we have also targeted development and marketing efforts on the small business segment.

In 2006, we processed approximately 854 million transactions, a 34% increase over 2005. The dollar value of all credit card authorization requests we processed in 2006 exceeded $34 billion, an average of nearly $4 million per hour.

On March 7, 2006, CyberSource acquired auction payment service BidPay.com, Inc. from First Data Corporation. CyberSource purchased proprietary technology, databases, and certain intellectual property rights, including exclusive rights to the BidPay.com brand. On June 14, 2006, the service was re-launched. As of December 31, 2006, BidPay.com had approximately 250,000 registered users and was listed on approximately 500,000 auctions. BidPay.com operates as a wholly owned subsidiary of CyberSource.

CyberSource Corporation was founded in 1994 and initially launched software.net, an online software store and built the payment processing capability to support software.net. In 1996, CyberSource Corporation created a second business focused on payment processing and ran two separate business units, an online software store and the payment processing business. On December 31, 1997, two business units were split into two separate corporations through the spin-off of the payment processing business into a separate corporation initially named, Internet Commerce Services Corporation. After the online software store changed its name to software.net Corporation (and later to Beyond.com Corporation), Internet Commerce Services Corporation changed its name to CyberSource Corporation and continues to operate today under that name. Our headquarters is located at 1295 Charleston Road, Mountain View, California 94043, and our telephone number is (650) 965-6000. We maintain a website at www.cybersource.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, the Company files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, www.cybersource.com, as soon as reasonably practicable after the reports have been filed with or furnished to the SEC.

Market Characteristics

In 1997, Forrester Research estimated the total U.S. online market to be $2.4 billion. Their total estimate of U.S. online sales for 2006 is $211.4 billion, a nine year compounded annual growth rate of 64%. Online sales in Europe are growing at an even faster pace according to Forrester Research. In 2006, the U.S. Census Bureau reported that online sales by U.S. retailers grew by 23.4% as compared to a total retail sales growth of 6.1%. At the end of 2006, the U.S. Census Bureau estimated that online sales of these retailers comprised 3.0% of their total U.S. sales, up from 2.5% at the end of 2005.

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

The growth of eCommerce has also resulted in more complexity with internal business processes. Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in October 2006 concluded that online sellers expected fraudulent transactions to cost on average 1.4% of revenues in 2006. Though that is statistically equivalent to the direct fraud cost projected by the prior year’s survey, the data suggests that the overall cost of fraud, which includes the cost of fraud management and the rejection of good orders, continues to rise. The cost of fraud management is incurred, for example, when merchants require manual intervention, a step that slows order processing and increases costs. Among other things, we are focused on improving our automated management tools to speed the appropriate disposition of orders.

Online merchants are also giving increased focus to meeting regulatory requirements in areas such as collection of sales taxes. U.S. merchants are gradually moving toward adding sales tax to their online orders as state and local governments focus on this revenue source. European Union regulations require that all online sellers of digital goods collect the applicable value-added tax for sales in the European Union. In June 2005, in the U.S., Visa and MasterCard began requiring compliance with a comprehensive security requirement called the Payment Card Industry Data Security Standard (PCI) to limit the threat of cardholder information theft.

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

Over 18,000 customers use our hosted transaction processing services. Key attributes of our hosted services include redundancy of networks and data centers, strict security, and high capacity.

In December 2005, the Payment Card Industry Data Security Standard (PCI) was introduced, superseding prior data security standards, including the Visa AIS, Visa CISP, and MasterCard SDP programs. CyberSource is evaluated once annually, and has been certified as compliant for 2006-2007.

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

Fraud Detection/Verification Tools

CyberSource Advanced Fraud Screen enhanced by Visa (AFS), the only risk scoring service endorsed and enhanced by Visa U.S.A, Inc., provides a real-time fraud risk assessment. AFS relies on a patented process blending multiple risk models, assessing over 150 attributes of the transaction and transaction histories, to determine the fraud risk associated with a card-not- present order. The results from AFS include a numerical risk score as well as risk profile codes indicating the types of risk detected by the system.

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

Professional Services

Building upon our experience in eCommerce, we employ a team of experts that can help merchants operate effective online businesses. The CyberSource Professional Services group provides business and technical consulting services including technology selection, analysis of impacts of the online business on internal processes, devising merchant-specific risk management strategies, systems installation, integration of CyberSource products and services with the merchants’ existing internal systems, building custom reporting tools, disaster recovery planning, and security consulting. In April 2005, we introduced the CyberSource PCI Compliance Service, a comprehensive assessment and readiness program for eCommerce merchants seeking full compliance with the Payment Card Industry Data Security Standard (PCI). PCI is a unified data security standard developed jointly by Visa and MasterCard aimed at limiting the threat of cardholder information theft. As of December 31, 2006, we employed 13 persons in our Professional Services group.

BidPay

On March 7, 2006, we acquired auction payment service BidPay.com, Inc. from First Data Corporation. CyberSource purchased proprietary technology, databases, and certain intellectual property rights, including exclusive rights to the BidPay.com brand. On June 14, 2006, the service was re-launched. As of December 31, 2006, BidPay.com had approximately 250,000 registered users and was listed on approximately 500,000 auctions. During the fourth quarter of 2006, BidPay.com revenue was approximately $173,000 and generated a loss. BidPay.com operates as a wholly owned subsidiary of CyberSource.

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

Transaction Database Architecture

Two primary sets of databases form the core of our transaction processing system: the transaction processing databases, which maintain information necessary to process each individual transaction, and the post-transaction database, which generates and provides detailed information about customers’ transactions, with advanced reporting capabilities available in XML and other formats.

Commerce Engine

Our commerce engine manages workflow functions and the required communications between our servers, our database, and our processors, including Barclays Bank, First Data Corporation, Chase Paymentech, Streamline (provided by the Royal Bank of Scotland Group), Vital Processing Services and others. Our commerce engine is designed to meet the transaction processing demands of our customers in a secure, fast, efficient, reliable, scalable and interoperable manner and was designed to scale rapidly to balance and handle peak transaction processing loads. Additional commerce engine servers can be readily added to accommodate increased customer demand.

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

Data Centers and Network Access

Our data centers are located at facilities in Santa Clara and San Jose California, Denver, Colorado London, England and Tokyo, Japan. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide high availability transaction services and connectivity to the Internet, our customers and processing partners. The data centers provide high-speed and redundant network connectivity, uninterruptible power systems, fire detection and suppression systems, physical security and surveillance on a 24 hours a day, 7 days a week, 365 days a year basis. In addition, we have access to numerous network points of presence located on five continents from third party providers enhancing our ability to serve customers globally. These points of presence, through controlled route announcements to providers such as AT&T, UU-NET, Sprint, GLBX, Cable & Wireless, Verio, AboveNet, Telia and Level 3 Communications, enable us to provide direct, rapid and reliable access to our suite of services.

Industry Standards

The implementation of our architecture for hosted services is based on and complies with widely accepted industry standards. For example, the commerce engine utilizes components from industry leaders such as Cisco, Hewlett Packard, IBM, Microsoft, Red Hat, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

Enterprise Software

CyberSource Payment Manager

The CyberSource Payment Manager product is based on modular systems architecture that allows this server to be installed into large customer infrastructures where a dedicated payment gateway interface will be used. The CyberSource Payment Manager is designed as a three-layer software architecture well suited for enterprise deployment. These layers include the multiple sales channel interface, core server, and database. The CyberSource Payment Manager core server supports a common programming interface that can be adapted to multiple sales channel enterprise systems. These sales systems could be used in conjunction with a call center in order to accept orders through an interactive voice response unit, from a Web server using hypertext transfer protocol, from a point-of-sale terminal, or from a wireless application protocol device. This architecture supports our belief that enterprises will demand a payment server capable of supporting multiple, independent sales channels, and that the enterprise sees significant benefit in being able to manage and control a single transaction payment platform.

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

The architecture is extensible through a standards-based XML developer API, allowing our professional services organization or the customer to build custom plug-ins that can communicate with other external data sources. These data sources can provide additional information about the customer’s order, allowing more flexibility in determining associated risk. Standard plug-ins available from CyberSource connect Decision Manager Custom Edition to all of our hosted services, to CyberSource Payment Manager, as well as to third-party services.

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

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality. As of December 31, 2006, we employed 52 persons in our product development department.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, vendors, potential customers and alliances, and our license agreements with our customers, with respect to our software, services, documentation and other proprietary information, contain confidentiality obligations. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. While we police the use of our services and technology through online monitoring and functions designed into SCMP and our commerce engine, an unauthorized third-party may nevertheless gain unauthorized access to our services or pirate our software. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services, or design around any intellectual property rights we hold. See the discussion under Item 3 “Litigation” for further information regarding infringement of our 154 Patent.

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

Operations

Our operations department is responsible for the 24 hours a day, 7 days a week, 365 days a year management and support of our global data centers and technology infrastructure. We support and manage the transaction services business with enterprise-class technologies and tools. These technologies and tools are deployed and managed by strict adherence to proven operational principles, processes, and procedures. We believe this technology, the processes, and our employees enable us to deliver the highest level of services and performance to our customers.

As of December 31, 2006, we employed 29 persons in our operations department.

Customer Support

One of CyberSource’s key areas of focus is customer satisfaction. We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability, and customer satisfaction for our customers. These services ensure our customers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operational issues. Our offerings range from basic phone support, online ticketing, and self-help to priority response from dedicated technical account managers.

The Company’s performance during 2006 was measured by CustomerSat, Inc. through surveys to customers using CyberSource’s hosted suite of payment and risk management services. CyberSource received CustomerSat’s Achievement in Customer Excellence award in November of 2006.

As of December 31, 2006 we employed 56 persons in our customer support department.

Sales and Marketing

We target prospective customers worldwide through a direct sales force as well as reseller and referral programs. Our indirect sales channel is divided into “resellers,” “managed commerce providers,” and “referral partners.” We have contractual relationships with these companies that range from referral relationships to reselling our software and services.

Resellers: Our resellers provide our software and services as part of their larger offering portfolio and facilitate the sale and billing of our services. Resellers are authorized to sell our hosted services and support services. Our resellers include banks, small business resellers, and payment service providers such as Bank of America, First Data Merchant Services, MIVA, a division of FindWhat.com, Chase Paymentech, as well as a number of smaller partners.

Managed Commerce Providers (MCPs): Managed commerce providers typically host customized and turnkey storefronts for online businesses. MCPs manage the entire customer relationship including operations, support, and billing. MCPs include internet service providers, application service providers, and specialized systems integrators. Our MCP partners include AuctionAnything, Accretive Commerce, The Acquity Group, Channel Advisor, Capitol Advantage, ChannelWave, Comergent, Crimson Bow, Escalate, Graphtek, MarketWorks, Radquest, and UniteU.

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

As of December 31, 2006, we employed a total of 63 employees in sales and marketing and an additional 13 professional service consultants.

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

We face competition from merchant acquirers, independent sales organizations, and payment processors such as iPayment Inc., First Data Corporation, Chase Paymentech, and Royal Bank of Scotland. We also face competition from transaction service providers such as Lightbridge, PayPal, and Retail Decisions as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

Employees

As of December 31, 2006, we had a total of 247 full-time employees, including 76 employees in professional services, sales, and marketing, 52 employees in product development, 85 employees in operations and customer support, and 34 employees in general and administrative services. None of our employees are represented by a labor union and we consider employee relations to be good.

International Sales

Products and services provided to merchants outside the United States accounted for 10.0%, 9.6% and 9.4% of our revenues in 2006, 2005 and 2004, respectively.

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

Our quarterly results may fluctuate in the future as a result of many factors, including the following:

•

changes in the size and number of transactions processed on behalf of customers as a result of seasonality, success of each customer’s business, general economic conditions or regulatory requirements restricting our customers;

•	our ability to attract new customers and to retain our existing customers;

•

customer acceptance of new products and services we may offer, including our global acquiring business and the BidPay.com business that we re-launched, and if such businesses are not operated profitably, the write down of intangible assets related to such businesses;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our processors, other financial institutions and technology service providers;

•	seasonality of the retail sector;

•	changes in accounting rules and regulations;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

We May Pursue Strategic Acquisitions and Our Business Could be Materially and Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For example, during the first quarter of 2006, we acquired BidPay.com with the view of participating in the payment market for online auctions, an area in which we do not have any experience. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in Santa Clara, California, and Denver, Colorado, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions and performance issues. Any interruption in our systems that impairs our ability to efficiently and timely provide services could damage our reputation and reduce demand for our services.

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

BidPay.com May Incur Losses Resulting From User Fraud or Disputes Between Users of Our Service and There Can Be No Assurance That We Will Be Successful in This Business

BidPay.com has incurred losses, and is subject to future significant risk of losses resulting from fraud and disputes between users of our service including:

•	the initiation of a chargeback for both legitimate reasons and in cases of consumer fraud;

•	non-delivery of goods or services due to merchant fraud or disputes regarding the quality of goods or services provided;

•	identify theft or the unauthorized use of a credit card resulting from consumer or merchant fraud; and

•	potential breaches of system security.

Failure to identify fraudulent transactions or resolve disputes between users would increase BidPay.com’s losses. We have established systems and procedures designed to detect and reduce the impact of consumer and merchant fraud, but we cannot assure that these measures are or will be effective. During the fourth quarter of 2006, BidPay.com revenue was approximately $173,000 and generated losses. If BidPay.com’s revenue increases, our potential liability for such chargebacks also would increase.

There can be no assurance that we will be successful in this business. As of December 31, 2006, we had recorded intangible assets related to our acquisition of BidPay.com in March 2006, with a carrying value of approximately $3.0 million. If we are not successful, we will incur substantial charges as a result of exiting this business.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During 2006, our global acquiring revenue represented approximately 36.9% of our transaction and support revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 10.0%, 9.6% and 9.4% of our revenues in 2006, 2005 and 2004, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

FASB issued its final standard that requires us to record an expense related to employee stock option grants and stock purchases. As a result, we have included employee stock-based compensation costs in our results of operations for the year ended

December 31, 2006, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. In addition, new regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2006, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2: PROPERTIES

Facilities

Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2011. During December 2001, we consolidated the under-utilized space in our Mountain View facility and used approximately 43,000 square feet from January 2002 through December 2004. During December 2004, we reviewed our future facility needs and determined that our forecasted growth for 2005 and beyond would require the utilization of certain unoccupied space. As a result, we extended the lease on our Mountain View facility through 2011. In addition, we occupy leased office space in various cities throughout the United States. We also maintain sales and support offices in leased space in Reading, United Kingdom.

ITEM 3: LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of our Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of us and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. We would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims we may have against our underwriters. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of our insurers to the settlement, and the completion of acceptable final settlement documentation. On August 31, 2005, the court issued a formal preliminary approval for the settlement. On April 24, 2006, a hearing was held for the court to consider the motion for final approval of the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit (the "Second Circuit") issued an opinion vacating the District Court's certification of a litigation class in that portion of the case between the Plaintiffs and the underwriter defendants. Because the Second Circuit's opinion was directed to the class certified by the District Court for the Plaintiffs' litigation against the underwriter defendants, the opinion's effect on the class certified by the District Court for our settlement is unclear. On January 5, 2007, Plaintiffs filed a petition for rehearing to the full panel of the Second Circuit. The proposed settlement is pending final approval by the District Court. There can be no assurance that the settlement will be approved and, because of the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the case if it is not. However, any direct financial impact of the proposed settlement is expected to be borne by our insurers.

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “’154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ’154 Patent. ReD also filed a motion for a more definite statement by us with respect to our allegation that ReD is willfully infringing the ’154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to our damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ’154 patent based on one of the prior art references cited by ReD. On July 14, 2005, we met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ’154 patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ’154 patent. On September 7, 2006, we filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending our deadline to file a notice of appeal. On October 30, 2006, we filed a notice of appeal. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ Global Market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2005	High	Low
First Quarter	$6.84	$5.06
Second Quarter	$7.76	$4.96
Third Quarter	$7.52	$6.50
Fourth Quarter	$7.53	$5.97

Year ended December 31, 2006	High	Low
First Quarter	$11.16	$6.48
Second Quarter	$11.70	$8.47
Third Quarter	$12.30	$9.70
Fourth Quarter	$11.30	$9.61

We had approximately 320 shareholders of record as of March 1, 2007. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

In January 2007, our Board of Directors authorized the use of up to $10.0 million for the repurchase of shares of our common stock. The purchases may be made in the open market from time to time over the next twelve months as market and business conditions warrant. In addition, all purchases are subject to the availability of shares and, accordingly, there is no guarantee as to the timing or number of shares to be repurchased.

In the fourth quarter of 2006, we repurchased 136,205 shares at an average price of $9.82 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (000’s)
October 1, 2006 to October 31, 2006	—	—	—	—
November 1, 2006 to November 30, 2006	136,205	$9.82	136,205	$7,539
December 1, 2006 to December 31, 2006	—	—	—	—

Total	136,205	$9.82	136,205	$7,539

Securities Authorized for Issuance Under Equity Compensation Plans and Stock Performance Graph

Information regarding securities authorized for issuance under equity compensation plans and the stock performance graph is incorporated by reference to the “Equity Compensation Plan Information” and the “Stock Performance Graph” sections of CyberSource’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$70,250	$50,511	$36,709	$27,503	$28,024
Cost of revenues	34,627	20,492	12,023	9,293	11,984

Gross profit	35,623	30,019	24,686	18,210	16,040
Operating expenses:
Product development	9,283	8,000	6,772	7,529	8,078
Sales and marketing	14,443	11,140	10,065	11,164	13,143
General and administrative	9,861	6,031	5,551	4,942	5,856
Restructuring and other non-recurring charges (recoveries)	—	—	(1,493)	467	2,473

Total operating expenses	33,587	25,171	20,895	24,102	29,550

Income (loss) from operations	2,036	4,848	3,791	(5,892)	(13,510)
Interest income, net	2,344	1,324	695	625	1,158
Other income (loss)	341	—	—	(175)	(162)
Income tax provision (benefit)	(9,690)	(3,074)	25	—	—

Net income (loss)	$14,411	$9,246	$4,461	$(5,442)	$(12,514)

Basic net income (loss) per share	$0.42	$0.28	$0.13	$(0.17)	$(0.38)

Diluted net income (loss) per share	$0.39	$0.26	$0.12	$(0.17)	$(0.38)

Weighted average number of shares used in computing basic net income (loss) per share	34,623	33,464	33,448	32,860	32,900

Weighted average number of shares used in computing diluted net income (loss) per share	36,593	35,811	35,884	32,860	32,900

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$54,944	$47,001	$44,703	$44,361	$49,275
Working capital	60,286	53,234	45,468	41,629	42,852
Total assets	87,043	65,327	55,280	54,807	61,807
Total stockholders’ equity	78,628	56,933	47,499	44,195	49,368

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

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For each of the years ended December 31, 2006, 2005 and 2004, no customer accounted for more than 10% of revenues.

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

We derive our professional services revenue from time and material contracts and fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are generally recognized as those services are delivered. Estimates are made regarding time to complete the projects and revisions to estimates are reflected in the period in which changes become known. If we do not accurately estimate the resources required or the scope of work to be performed, or do not manage our projects properly within the planned periods of time or satisfy obligations under the contracts, then future professional service margins may be significantly and negatively affected or losses on existing contracts may need to be recognized.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 12 of our consolidated financial statements, as of December 31, 2006, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Accounting for Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards. Prior to the fourth quarter of 2005, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets.

During the fourth quarter of 2005, we recorded an income tax benefit of $3.1 million. This benefit included a $3.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. This determination was primarily based on projected taxable income. During the fourth quarter of 2006, we recorded an income tax benefit of $11.0 million. This benefit included a $9.9 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on future projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

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

Effective January 1, 2006, the beginning of our first fiscal quarter of 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during 2006 for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated, as provided for under the modified-prospective method.

As a result of adopting SFAS 123R, our income before income taxes and net income, reduced by the expense for stock option awards, for 2006 were both $4.7 million lower than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006, would have been $0.14 and $0.13 higher, respectively, if we had not adopted SFAS 123R. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $11.8 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

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

Long-Lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets, other than goodwill, annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. As of December 31, 2006, we had recorded intangible assets related to our acquisition of BidPay.com (“BidPay”) in March 2006, with a carrying value of approximately $3.0 million. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives.

We are required to periodically evaluate our intangible asset balances for impairment. If we incur impairments to our intangible assets, it would have an adverse impact on our future earnings.

Results of Operations

The following table sets forth certain items in our consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.3%	40.6%	32.8%

Gross profit	50.7%	59.4%	67.2%
Operating expenses:
Product development	13.2%	15.8%	18.4%
Sales and marketing	20.6%	22.1%	27.4%
General and administrative	14.0%	11.9%	15.1%
Restructuring charges	—	—	(4.1%)

Total operating expenses	47.8%	49.8%	56.8%

Income from operations	2.9%	9.6%	10.4%
Other income	0.5%	—	—
Interest income	3.3%	2.6%	1.9%

Income before income taxes	6.7%	12.2%	12.3%
Income tax provision (benefit)	(13.8%)	(6.1%)	0.1%

Net income	20.5%	18.3%	12.2%

Years Ended December 31, 2006 and 2005

Revenues. Revenues increased to $70.3 million in 2006, an increase of approximately $19.7 million or 39.1% as compared to $50.5 million in 2005. Transaction and support revenues increased to $63.3 million in 2006, an increase of approximately 46.6% as compared to $43.2 million in 2005. Approximately 80% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services revenue as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended December 31, 2006. We processed approximately 854.2 million transactions in 2006 as compared to approximately 637.1 million transactions in 2005, an increase of approximately 34%. Global acquiring revenues represented approximately 36.9% of our transaction and support revenues for the year ended December 31, 2006, as compared to 25.6% for the year ended December 31, 2005. Enterprise software license and maintenance revenues decreased to $3.0 million in 2006, a decrease of approximately 17.7% as compared to $3.7 million in 2005. The decrease is due primarily to one license agreement which generated approximately $0.5 million in software license and maintenance revenues during the year ended December 31, 2005. No software transactions of this magnitude were recorded in 2006. Professional services revenues increased to $3.9 million in 2006, an increase of approximately 7.5% as compared to $3.6 million in 2005, due primarily to a general increase in demand for professional services projects that occurred during the year ended December 31, 2006.

Cost of Revenues. Transaction and support cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues increased to $32.3 million or 51.1% of transaction and support revenues in 2006 from $17.7 million or 41.0% of transaction and support revenues in 2005. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues is composed of customer support personnel costs, third-party fees and fulfillment costs. Enterprise software cost of revenues decreased to $0.3 million or 8.9% of enterprise software revenues in 2006 from $0.8 million or 22.8% of enterprise software revenues for 2005. The decrease in absolute dollars and as a percentage of enterprise software revenues is primarily due to a decrease in third-party fees as there were fewer transactions during 2006 in which we resold third-party software in conjunction with sales of our software. Professional services cost of revenues consist principally of personnel-related costs and expenses and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues of $2.0 million or 51.5% of professional services revenues for 2006 was relatively consistent with the $2.0 million or 54.0% of professional services revenues for 2005.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased to $9.3 million in 2006 from $8.0 million in 2005, an increase of 16.0%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $1.2 million, including stock-based compensation of approximately $0.8 million. As a percentage of revenue, product development expenses decreased to 13.2% in 2006 as compared to 15.8% in 2005. The decrease is primarily due to the increase in revenue from existing and new customers, offset to a certain extent by the increase in product development expenses during 2006. We expect product development expenses will increase in absolute dollars during 2007 as we continue to increase headcount to support the development of newly offered services and other related internal systems. As a percentage of revenue, we expect product development expenses in 2007 to moderately decrease as compared to 2006 due primarily to expected revenue growth.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased to $14.4 million in 2006 from $11.1 million in 2005, an increase of 29.7%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $2.9 million, including stock-based compensation of approximately $1.0 million. As a percentage of revenue, sales and marketing expenses decreased to 20.6% in 2006 as compared to 22.1% in 2005. The decrease is primarily due to the increase in revenue from existing and new customers during 2006, offset to a certain extent by the increase in sales and marketing expenses during 2006. We expect that sales and marketing expenses will increase in absolute dollars during 2007 as we continue to develop our sales and marketing infrastructure to support our anticipated revenue growth. As a percentage of revenue, we expect sales and marketing expenses in 2007 to moderately decrease as compared to 2006 due primarily to expected revenue growth.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased to $9.9 million in 2006 from $6.0 million in 2005, an increase of 63.5%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $3.5 million, including stock-based compensation expense of approximately $2.2 million and, to a lesser extent, an increase in third party professional fees of approximately $0.2 million. As a percentage of revenue, general and administrative expenses increased to 14.0% in 2006 as compared to 11.9% in 2005. The increase is primarily due to the increases in compensation expense and third party professional fees, offset to a certain extent, by the increase in revenue from existing and new customers during 2006. We expect general and administrative expenses will increase in absolute dollars in 2007 due primarily to higher personnel-related expenses and higher third-party professional fees. As a percentage of revenue, we expect general and administrative expenses in 2007 to modestly decrease as compared to 2006 due primarily to expected revenue growth.

Other Income. Other income for 2006 consists primarily of settlement proceeds of $0.4 million received resulting from a lawsuit we filed against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, alleging breach of contract, promissory estoppel, fraud and unjust enrichment. Also included in other income are exchange rate losses of approximately $0.1 million and joint venture income of approximately $41,000.

Interest Income. Interest income which consists of interest earnings on cash, cash equivalents and short-term investments increased to $2.3 million in 2006 from $1.3 million in 2005, an increase of 77.0%. This increase is primarily due to an increase in average balances of cash, cash equivalents and short-term investments during 2006 as compared to 2005 as a result of our income from operations in 2006 and slightly higher investment yields. We expect interest income to increase in 2007 due to anticipated higher cash, cash equivalents and short-term investment balances.

Income Tax Provision (Benefit). We recorded an income tax benefit of $9.7 million in 2006 as compared to $3.1 million in 2005, an increase of 215.2%. Included in the $9.7 million income tax benefit was a $9.9 million reversal of the valuation allowance related to a portion of our deferred tax assets, which was recorded in the fourth quarter of 2006, offset by amounts accrued for our estimated 2006 federal, state and foreign income tax liabilities. Included in the $3.1 million income tax benefit was a $3.2 million reversal of the valuation allowance related to a portion our deferred tax assets, which was recorded in the fourth quarter of 2005, offset by amounts accrued for our estimated 2005 federal, state and foreign income tax liabilities. Prior to the fourth quarter of 2005, we recorded a full valuation allowance to reserve for the benefit of our deferred tax assets due to the uncertainty surrounding our ability to realize these assets. The $9.9 million reversal of the valuation allowance was based on projected taxable income.

As of December 31, 2006, we had federal and state net operating loss carryforwards of approximately $157.6 million and $46.1 million, respectively. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2012 through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

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

Restructuring Charges (Recoveries). During 2001, we exited certain under-utilized space in our Mountain View, California facility. During the fourth quarter of 2004, we re-evaluated our future facility needs and determined that our forecasted growth would require the utilization of the unoccupied space in our Mountain View, California facility beginning in 2005. As a result, we decided to no longer market the available space at this facility, and extended the lease on this facility through December 2011. As a result, we reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility.

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

Related Parties

For the years ended December 31, 2006, 2005 and 2004, legal fees of approximately $0.4 million, $0.5 million and $0.5 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which one of our directors is a partner. As of December 31, 2006 and 2005, we had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $54.9 million as of December 31, 2006 compared to $47.0 million as of December 31, 2005. An overview of the significant cash flow activities for the years ended December 31, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2006	2005
Cash provided by operating activities	$9,841	$3,949
Proceeds from issuance of common stock	4,672	2,966
Acquisition of BidPay	(1,990)	—
Purchases of equipment	(2,506)	(1,571)
Repurchases of common stock	(2,461)	(2,405)

Cash, cash equivalents and short-term investments increased $7.9 million from December 31, 2005 to December 31, 2006. This increase is primarily due to the following:

•	improved cash flows from operating activities of $9.8 million, primarily due to increased revenue in 2006; and

•	proceeds from the exercise of employee stock options and the issuance of common stock under the employee stock purchase plan of $4.7 million.

These increases are offset by decreases in cash, cash equivalents and short-term investments due to the following:

•	the acquisition of BidPay for approximately $2.0 million;

•	purchases of computer hardware and software of approximately $2.5 million; and

•	repurchases of common stock under the company’s repurchase program of approximately $2.5 million.

We believe that our cash and short-term investment balances as of December 31, 2006 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of December 31, 2006, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$6,937	$1,160	$2,827	$2,697	$253

Total commitments	$6,937	$1,160	$2,827	$2,697	$253

Recent Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective for us in the first quarter of 2007. We are currently evaluating the impact the adoption of FIN 48 could have on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than the first quarter of 2008. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS 157, or if we will adopt the requirements prior to the first fiscal quarter of 2008.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not currently expected to have a significant impact on our consolidated financial statements.

ITEM 7A: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently denominated in U.S. Dollars or Pound Sterling. A strengthening of the U.S. Dollar or the Pound Sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds, government bonds and commercial paper, we have concluded that there is no material market risk exposure.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CyberSource Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ ERNST & YOUNG LLP

San Jose, California

March 12, 2007

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$21,701	$14,383
Short-term investments	33,243	32,618
Trade accounts receivable, net of allowances of $493 and $650 at December 31, 2006 and 2005	9,614	8,592
Prepaid expenses and other current assets	1,823	2,843
Deferred income taxes	2,320	3,192

Total current assets	68,701	61,628
Property and equipment, net	3,618	2,542
Intangible assets, net	2,845	—
Non-current deferred income taxes, net	9,629	—
Other noncurrent assets	2,250	1,157

Total assets	$87,043	$65,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409	$519
Other accrued liabilities	6,056	5,944
Deferred revenue	1,950	1,931

Total current liabilities	8,415	8,394

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—50,000,000
Issued and outstanding shares—34,908,894 in 2006 and 33,940,021 in 2005	35	34
Additional paid-in capital	368,606	361,710
Accumulated other comprehensive loss	(52)	(439)
Accumulated deficit	(289,961)	(304,372)

Total stockholders’ equity	78,628	56,933

Total liabilities and stockholders’ equity	$87,043	$65,327

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Transaction and support	$63,304	$43,184	$28,737
Enterprise software	3,041	3,693	3,443
Professional services	3,905	3,634	4,529

Total revenues	70,250	50,511	36,709
Cost of revenues:
Transaction and support	32,343	17,689	9,389
Enterprise software	272	842	509
Professional services	2,012	1,961	2,125

Total cost of revenues	34,627	20,492	12,023

Gross profit	35,623	30,019	24,686
Operating expenses:
Product development	9,283	8,000	6,772
Sales and marketing	14,443	11,140	10,065
General and administrative	9,861	6,031	5,551
Restructuring charges (recoveries)	—	—	(1,493)

Total operating expenses	33,587	25,171	20,895

Income from operations	2,036	4,848	3,791
Other income	341	—	—
Interest income	2,344	1,324	695

Income before taxes	4,721	6,172	4,486
Income tax provision (benefit)	(9,690)	(3,074)	25

Net income	$14,411	$9,246	$4,461

Basic net income per share	$0.42	$0.28	$0.13

Diluted net income per share	$0.39	$0.26	$0.12

Weighted average number of shares used in computing basic net income per share	34,623	33,464	33,448

Weighted average number of shares used in computing diluted net income per share	36,593	35,811	35,884

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2003	33,169,123	$33	$362,257	$(16)	$(318,079)	$44,195
Issuance of common stock under stock option plans	1,120,676	1	2,866	—	—	2,867
Issuance of common stock under employee stock purchase plan	71,691	—	221	—	—	221
Repurchase of common stock, net	(930,200)	(1)	(4,287)	—	—	(4,288)
Unrealized loss on short-term investments	—	—	—	(57)	—	(57)
Foreign currency translation adjustment	—	—	—	100	—	100
Net income	—	—	—	—	4,461	4,461

Comprehensive income	—	—	—	—	—	4,504

Balance at December 31, 2004	33,431,290	33	361,057	27	(313,618)	47,499
Issuance of common stock under stock option plans	869,342	1	2,586	—	—	2,587
Issuance of common stock under employee stock purchase plan	82,389	—	379	—	—	379
Repurchase of common stock, net	(443,000)	—	(2,405)	—	—	(2,405)
Tax benefit from employee stock options	—	—	93	—	—	93
Unrealized gain on short-term investments	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	(490)	—	(490)
Net income	—	—	—	—	9,246	9,246

Comprehensive income	—	—	—	—	—	8,780

Balance at December 31, 2005	33,940,021	34	361,710	(439)	(304,372)	56,933
Issuance of common stock under stock option plans	1,221,765	1	4,539	—	—	4,540
Issuance of common stock under employee stock purchase plan	15,113	—	132	—	—	132
Repurchase of common stock, net	(268,005)	—	(2,461)	—	—	(2,461)
Stock-based compensation	—	—	4,686	—	—	4,686
Unrealized gain on short-term investments	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	366	—	366
Net income	—	—	—	—	14,411	14,411

Comprehensive income	—	—	—	—	—	14,798

Balance at December 31, 2006	34,908,894	$35	$368,606	$(52)	$(289,961)	$78,628

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$14,411	$9,246	$4,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,542	775	1,126
Stock-based compensation	4,686	—	—
Income on investment in joint venture	(41)	—	—
Deferred income taxes	(9,724)	(3,192)	—
Tax benefit from employee stock options	—	93	—
Changes in assets and liabilities:
Increase in accounts receivable	(1,022)	(1,992)	(1,772)
(Increase) decrease in prepaid expenses and other current assets	1,020	(722)	461
(Increase) decrease in other noncurrent assets	(1,052)	(872)	86
Increase (decrease) in accounts payable	(110)	127	(108)
(Increase) decrease in other accrued liabilities	112	395	(2,730)
Increase in deferred revenue	19	91	7

Net cash provided by operating activities	9,841	3,949	1,531

Investing activities:
Purchases of property and equipment	(2,506)	(1,571)	(677)
Acquisition of BidPay.com	(1,990)	—	—
Proceeds from payment of promissory note under loan agreement	—	—	645
Purchases of short-term investments	(58,842)	(67,515)	(69,855)
Maturities of short-term investments	58,238	66,572	67,258

Net cash used in investing activities	(5,100)	(2,514)	(2,629)

Financing activities:
Issuance of notes receivable	—	(175)	—
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	4,672	2,966	3,088
Repurchase of common stock, net	(2,461)	(2,405)	(4,288)

Net cash provided by (used in) financing activities	2,211	386	(1,200)

Effect of foreign exchange rate changes on cash	366	(490)	100

Net increase (decrease) in cash and cash equivalents	7,318	1,331	(2,198)
Cash and cash equivalents at beginning of period	14,383	13,052	15,250

Cash and cash equivalents at end of period	$21,701	$14,383	$13,052

Supplemental disclosure of cash flow information:
Taxes paid	$80	$7	$—

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

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiaries are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were not material through December 31, 2005 and were approximately $0.1 million in losses for the year ended December 31, 2006.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company derives its professional services revenue from time and material contracts and fixed-price contracts, which require the accurate estimation of the cost, scope and duration of each engagement. Revenue and the related costs for these projects are generally recognized as those services are delivered. Estimates are made regarding percent complete based on original hours budgeted and projected hours to complete the projects and revisions to estimates are reflected in the period in which changes become known. The Company has not had significant losses on professional services engagements to date.

Provisions are provided for sales returns and are based on historical experience and other known factors. For the years ended December 31, 2006, 2005 and 2004, no customer accounted for more than 10% of total revenues.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2006 and 2005, cash equivalents consist primarily of investments in money market funds.

Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are primarily composed of government and corporate bonds with an original maturity greater than three months and less than one year. Also included in short-term investments are approximately $6.1 million in auction rate securities with final maturities ranging from 28 to 40 years. Although some maturities may extend beyond one year, these securities are available to be used for current operations and therefore, are classified as short-term investments as all of the Company’s auction rate securities have auction dates within one year of the prior auction date. Cash, cash equivalents and short-term investments consist of the following as of December 31, 2006 and 2005 (in thousands):

	Carrying Value at December 31, 2006	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2006
Cash and cash equivalents:
Cash	$5,606	$—	$—	$5,606
Commercial paper	1,051	—	—	1,051
Money market funds	15,044	—	—	15,044

Total cash and cash equivalents	21,701	—	—	21,701

Short-term investments:
Municipal bonds	6,061	—	—	6,061
Corporate bonds	2,011	1	—	2,012
U.S. Government and agency securities	2,033	—	(1)	2,032
Commercial paper	23,164	—	(26)	23,138

Total short-term investments	33,269	1	(27)	33,243

Total cash, cash equivalents and short-term investments	$54,970	$1	$(27)	$54,944

	Carrying Value at December 31, 2005	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2005
Cash and cash equivalents:
Cash	$2,309	$—	$—	$2,309
Money market funds	12,074	—	—	12,074

Total cash and cash equivalents	14,383	—	—	14,383

Short-term investments:
Municipal bonds	16,242	—	—	16,242
Corporate bonds	6,622	—	(18)	6,604
U.S. Government and agency securities	9,802	—	(30)	9,772

Total short-term investments	32,666	—	(48)	32,618

Total cash, cash equivalents and short-term investments	$47,049	$—	$(48)	$47,001

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net unrealized losses on short-term investments, which represent the difference between the fair market value and the amortized cost, were $27,000 as of December 31, 2006 and $48,000 as of December 31, 2005. There were no realized gains or losses from the sale of short-term investments during fiscal 2006, 2005 or 2004.

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

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2006 and 2005, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2006 and 2005, the percentage of accounts receivable due from foreign customers was 15% and 12%, respectively.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives. Depreciation expense was $1.4 million, $0.8 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Computer equipment and software	$24,930	$22,853
Furniture and fixtures	2,027	1,731
Office equipment	1,000	1,375
Leasehold improvements	2,793	2,793

	30,750	28,752
Less accumulated depreciation and amortization	27,132	26,210

	$3,618	$2,542

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

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $54,000, $10,000 and $0.1 million during the years ended December 31, 2006, 2005 and 2004, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the consolidated financial statements. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the fair value at grant date estimated in accordance with the provisions of SFAS 123R, and the estimated expense for the portion vesting during 2006, for options granted prior to, but not vested as of January 1, 2006, based on the fair value at grant date estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Results for prior periods have not been restated, as provided for under the modified-prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 was $4.7 million before income taxes.

As a result of adopting SFAS 123R, the Company’s income before income taxes and net income, reduced by the expense for stock option awards, for the year ended December 31, 2006, were both $4.7 million lower than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 would have been $0.14 and $0.13 higher, respectively, if the Company had not adopted SFAS No. 123R.

The following table shows the effect on net earnings and earnings per share for the years ended December 31, 2005 and 2004 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase plan (“ESPP”) shares, in accordance with SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net income, as reported	$9,246	$4,461
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,009)	(3,392)

Pro forma net income	$6,237	$1,069

Basic net income per share, as reported	$0.28	$0.13

Pro forma basic net income per share	$0.19	$0.03

Diluted net income per share, as reported	$0.26	$0.12

Pro forma diluted net income per share	$0.17	$0.03

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

In January 1999, the Company adopted its 1999 Stock Option Plan (the “1999 Option Plan”). The Company has reserved a total of 11,000,000 shares of common stock for issuance under the 1999 Option Plan. The provisions of the 1999 Option Plan are similar to those of the 1998 Option Plan. In May 2004, the Company reserved 2,000,000 additional shares of common stock under the 1999 Option Plan. In May 2006, the Company reserved 2,000,000 additional shares of common stock under the 1999 Option Plan.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the date of grant. Options generally vest monthly over a four year period beginning from the date of grant and generally expire six to ten years from the date of grant. Options granted to non-employee directors generally become vested nine months from the date of grant. Nearly all outstanding stock options are non-qualified stock options. As of December 31, 2006, 16.6 million shares are authorized for issuance under the Company’s stock option plans.

A summary of the Company’s stock option activity is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2003	5,941,051	$5.45
Granted	2,046,500	5.24
Exercised	(1,120,676)	2.56

Forfeited	(684,043)	7.27

Outstanding as of December 31, 2004	6,182,832	5.70
Granted	1,509,675	5.69
Exercised	(869,342)	2.97

Forfeited	(465,029)	9.03

Outstanding as of December 31, 2005	6,358,136	5.83
Granted	2,711,600	9.44
Exercised	(1,221,765)	3.72

Forfeited	(347,055)	8.24

Outstanding as of December 31, 2006	7,500,916	$7.37	5.76	$33,530,090

Vested and expected to vest as of December 31, 2006	7,098,809	$7.27	5.76	$32,774,903
Exercisable as of December 31, 2006	4,079,790	$6.59	5.54	$24,165,551

The following table summarizes information about options outstanding at December 31, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.05–$ 3.62	1,532,511	$1.94	5.40	1,492,496	$1.93
$ 3.70–$ 5.43	1,677,317	$5.13	7.62	897,679	$5.07
$ 5.46–$ 8.36	2,214,988	$7.32	5.67	1,143,266	$6.79
$ 8.47–$10.53	1,645,000	$10.09	4.82	219,749	$9.09
$10.60–$64.63	431,100	$25.18	3.84	326,600	$29.71

	7,500,916	$7.37		4,079,790	$6.59

At December 31, 2005 and 2004, 4,020,129 and 3,504,689 options were exercisable at a weighted average exercise price of $6.30 and $7.09, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For stock options granted during 2006, 2005 and 2004, and ESPP shares purchased during 2005 and 2004, the Company determined the fair value at the date of grant or purchase using the Black-Scholes option valuation model and the following weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Stock options:
Risk-free interest rate	4.64% -4.75%	4.37%	3.43%
Dividend yield	—	—	—
Volatility	0.58 -0.64	0.60	0.75
Expected life (years)	2.96	3.97	4

Employee stock purchase plan shares:
Risk-free interest rate	—	3.50%	1.61%
Dividend yield	—	—	—
Volatility	—	0.44	0.75
Expected life (months)	—	6	6

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

The weighted average fair value of options granted was $4.80, $2.81 and $2.86 per share for options granted during 2006, 2005 and 2004, respectively. The weighted average fair value for shares purchased under the Company’s ESPP was $0.33 and $1.44 per share during 2005 and 2004, respectively. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. As a result of this amendment and the provisions of SFAS 123R, shares granted under the ESPP are non-compensatory. As of December 31, 2006, 700,000 shares are authorized for issuance under the ESPP.

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

As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $11.8 million, which is expected to be recognized over a weighted average period of approximately 2.9 years. During 2006, 2005 and 2004, the total intrinsic value of stock options exercised was approximately $6.9 million, $3.5 million and $5.0 million, respectively. During 2006, the total cash received from the exercise of stock options was approximately $4.7 million.

During 2006, the Company granted 100,000 restricted shares at a weighted average grant date fair value of $10.46. No shares have vested as of December 31, 2006.

Employee Stock Purchase Plan

In June 1999, the Company’s Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permitted eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock at 95% of the fair market value of the common stock on the purchase date. In May 2004, the Company reserved an additional 200,000 shares of common stock for issuance under the 1999 Employee Stock Purchase Plan. During the year ended December 31, 2006, the Company issued 15,113 shares of common stock to employees under the terms of the plan. As of December 31, 2006, 146,416 shares remain available for purchase under the plan.

In November 2005, the FASB issued FASB Staff Position No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the effects of employee share-based compensation.

Long-Lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets other than goodwill annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of December 31, 2006, the Company had recorded intangible assets related to our acquisition of BidPay.com (“BidPay”) in March 2006, with a carrying value of approximately $3.0 million. To evaluate potential impairment, SFAS 144 requires the Company to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while the Company’s cash flow assumptions are consistent with the plans and estimates it is using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to its intangible assets over their respective estimated useful lives.

Net Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic and diluted net income per share has been computed using the weighted average number of shares of common stock outstanding during the period.

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

During the fourth quarter of 2005, the Company recorded an income tax benefit of approximately $3.1 million which included a $3.2 million reduction in the Company’s valuation allowance against its deferred tax assets. During the fourth quarter of 2006, the Company recorded an income tax benefit of approximately $11.0 million which included a $9.9 million reduction in the Company’s valuation allowance against its deferred tax assets. These determinations were based on projected taxable income.

Accumulated Other Comprehensive Loss

The Company’s comprehensive income (loss) consists of its net income and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and foreign currency translation gains or losses.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective for the Company in the first quarter of 2007. The Company is currently evaluating the impact the adoption of FIN 48 could have on its consolidated financial position, results of operations and cash flows.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2008.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not currently expected to have a significant impact on the Company’s consolidated financial statements.

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

	Fair Market Value	Straight-line Amortization
Technology platform	$269	3
Customer list	269	6
Trade name	2,419	—

Total	$2,957

The Company recorded approximately $0.1 million of amortization expense related to intangible assets in the year ended December 31, 2006, respectively.

Estimated amortization expense for the intangible assets on the Company’s December 31, 2006 balance sheet for the fiscal years ended December 31, is as follows (in thousands):

2007	$134
2008	134
2009	60
2010	45
2011	45
Thereafter	8

Total	$426

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Balance Sheet Detail

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2006	2005
Prepaid expenses	$1,253	$1,505
Value added taxes receivable	119	956
Acquiring receivable	441	185
Notes receivable	—	175
Other current assets	10	22

Total prepaid expenses and other current assets	$1,823	$2,843

Other non-current assets consist of the following (in thousands):

	December 31,
	2006	2005
Prepaid rent	$1,968	$824
Deposits	225	265
Other non-current assets	57	68

Total other noncurrent assets	$2,250	$1,157

Prepaid rent represents the difference between the Company’s rent expense on a straight-line basis and its rent payments to date. Prepaid rent will increase if rent payments are higher than the rent expense on a straight-line basis and decrease if rent payments are lower than the rent expense on a straight-line basis.

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Employee benefits and related expenses	$3,167	$2,415
Accrued cost of revenues	1,617	920
Other liabilities	1,272	2,609

Total other accrued liabilities	$6,056	$5,944

4. Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer. The Company views its operations as principally three segments, Commerce transaction services and support, enterprise software and professional services and manages the business based on the revenues and cost of revenues of these segments. Additionally, revenues from outside the United States were 10.0%, 9.6% and 9.4% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, no customer accounted for more than 10% of revenues.

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the years ended December 31, 2006, 2005 and 2004. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	December 31,
	2006	2005	2004
Revenues:
Commerce transaction services and support	$63,304	$43,184	$28,737
Enterprise software	3,041	3,693	3,443
Professional services	3,905	3,634	4,529

Total revenues	$70,250	$50,511	$36,709

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2006	2005	2004
Cost of revenues:
Commerce transaction services and support	$32,343	$17,689	$9,389
Enterprise software	272	842	509
Professional services	2,012	1,961	2,125

Total cost of revenues	$34,627	$20,492	$12,023

5. Restructuring Charges (Recoveries)

During 2001, the Company exited certain under-utilized space in its Mountain View, California facility. During the fourth quarter of 2004, the Company re-evaluated its future facility needs and determined that its forecasted growth would require the utilization of the unoccupied space in its Mountain View, California facility beginning in 2005. As a result, the Company decided to no longer market the available space at its Mountain View, California facility, and extended its lease on this facility through December 2011. As a result, the Company reversed the remaining $1.5 million balance of previously recorded restructuring charges related to this facility.

6. Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners, which will expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. As of December 31, 2005, the Company had recognized losses to the extent of its historical investment. In 2006, the Company recognized joint venture income of approximately $41,000.

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Year Ended December 31,
	2006	2005_
Cumulative foreign currency translation adjustment	$(25)	$(391)
Unrealized loss on short-term investments	(27)	(48)

Accumulated other comprehensive loss	$(52)	$(439)

8. Commitments

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2011. Rental expense was approximately $1.9 million, $1.8 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2006 are as follows (in thousands):

Year ending December 31,	Operating Leases
2007	$1,160
2008	1,385
2009	1,442
2010	1,350
2011	1,347
2012	253

Total minimum payments	$6,937

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors has the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2006, there are no shares of preferred stock outstanding.

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

The Company has reserved shares of common stock for future issuance at December 31, 2006 as follows:

1998 and 1999 Stock Option Plans:
Options outstanding	7,500,916
Options available for future grants	2,320,691
1999 Employee Stock Purchase Plan—shares available for future purchase	146,416

9,968,023

10. Common Stock Repurchase Program

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

On January 26, 2005, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 1, 2005 to repurchase additional shares of the Company’s common stock. During the twelve months ending January 31, 2006, the Company repurchased 443,000 shares at an average price of $5.43 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at February 10, 2006 to repurchase additional shares of the Company’s common stock. During the period beginning February 10, 2006 and ending December 31, 2006, the Company repurchased 268,005 shares at an average price of $9.18 per share, net of repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

11. Related Party Transactions

For the years ended December 31, 2006, 2005 and 2004, legal fees of approximately $0.4 million, $0.5 million and $0.5 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company is a partner. As of December 31, 2006 and 2005, the Company had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged in the action to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims it may have against its underwriters. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other Issuer Defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. On August 31, 2005, the court issued a formal preliminary approval for the settlement. On April 24, 2006, a hearing was held for the court to consider the motion for final approval of the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit (the "Second Circuit") issued an opinion vacating the District Court's certification of a litigation class in that portion of the case between the Plaintiffs and the underwriter defendants. Because the Second Circuit's opinion was directed to the class certified by the District Court for the Plaintiffs' litigation against the underwriter defendants, the opinion's effect on the class certified by the District Court for the Company's settlement is unclear. On January 5, 2007, Plaintiffs filed a petition for rehearing to the full panel of the Second Circuit. The proposed settlement is pending final approval by the District Court. There can be no assurance that the settlement will be approved and, because of the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the case if it is not. However, any direct financial impact of the proposed settlement is expected to be borne by the Company's insurers.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “’154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ’154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ’154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ’154 patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ’154 patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ’154 patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

13. Income Taxes

The components of income before income taxes are as follows (in thousands):

	December 31,
	2006	2005	2004
Domestic	$3,421	$4,952	$3,358
Foreign	1,300	1,220	1,128

Income before taxes	$4,721	$6,172	$4,486

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	December 31,
	2006	2005	2004
Current income taxes:
Federal	$22	$80	$15
State	12	38	10

Total current income tax expense	34	118	25

Deferred income taxes:
Federal	(7,458)	(2,285)	—
State	(1,770)	(403)	—
Foreign	(496)	(504)	—

Total deferred income tax benefit	(9,724)	(3,192)	—

Total provision (benefit) for income taxes	$(9,690)	$(3,074)	$25

A reconciliation between the tax provision computed at the statutory income tax rate of 34% and the Company’s actual effective income tax provision is as follows (in thousands):

	December 31,
	2006	2005	2004
Tax provision at statutory rate of 34%	$1,605	$2,098	$1,570
State income taxes	(1,160)	(241)	269
Other	87	25	15
Foreign net operating losses utilized	(886)	(870)	(338)
Decreased valuation allowance	(9,336)	(4,086)	(1,491)

Provision for income taxes	$(9,690)	$(3,074)	$25

During 2006, the Company recorded an income tax benefit of approximately $9.7 million. This benefit included a $9.9 million reduction in the Company’s valuation allowance against its deferred tax assets. During 2005, the Company recorded an income tax benefit of approximately $3.1 million. This benefit included a $3.2 million reduction in the Company’s valuation allowance against its deferred tax assets. These determinations were based on projected taxable income.

As of December 31, 2006, the Company has approximately $157.6 million federal and $46.1 million state net operating loss carryforwards to reduce future taxable income. Of these amounts, $5.4 million and $0.9 million represent federal and state tax deductions, respectively, from stock option compensation. The tax benefit from these deductions will be recorded as an adjustment to additional paid-in capital in the year in which the benefit is realized.

As of December 31, 2006, the Company also has research and development tax credit carryforwards of approximately $1.1 million and $0.7 million for federal and state income tax purposes, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$51,388	$58,145
Research credit carryforwards	1,816	1,806
Other, net	1,992	2,526
Depreciation differences	581	—
Non-deductible stock compensation charges	1,833	—

Deferred tax assets	$57,610	$62,477
Deferred tax liabilities:
Acquired intangibles	(1,151)	—

Net deferred tax assets	$56,459	$62,477
Valuation allowance	(44,510)	(59,285)

Net deferred tax assets	$11,949	$3,192

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has recorded a valuation allowance against certain deferred tax assets. $6.3 million of the valuation allowance is attributable to the tax benefits of stock option compensation, the benefit of which will be credited to additional paid-in capital in the year in which the benefit is realized. The valuation allowance decreased approximately $14.8 million from December 31, 2005 to December 31, 2006.

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

15. Net Income Per Share Computation

The following table reconciles the numerators and denominators of the net income per share calculation for the years ended December 31, 2006, 2005 and 2004 (in thousands, except per share data):

	December 31,
	2006	2005	2004
Basic net income per share computation:
Net income	$14,411	$9,246	$4,461

Net income attributable to common stockholders	$14,411	$9,246	$4,461

Weighted-average common shares outstanding	34,623	33,464	33,448

Basic net income per share attributable to common stockholders	$0.42	$0.28	$0.13

Diluted net income per share computation:
Net income	$14,411	$9,246	$4,461

Net income attributable to common stockholders	$14,411	$9,246	$4,461

Weighted-average common shares outstanding	34,623	33,464	33,448
Incremental shares attributable to the assumed purchase of shares through the employee stock purchase plan	—	—	10
Incremental shares attributable to the assumed exercise of outstanding options	1,970	2,347	2,426

Total diluted weighted average common shares	36,593	35,811	35,884

Diluted net income per share attributable to common stockholders	$0.39	$0.26	$0.12

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 361,000, 1,230,000, and 708,000 shares of common stock were outstanding during 2006, 2005, and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2006 or 2005.

17. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2006 and 2005 is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2006
Revenues	$15,584	$16,398	$17,359	$20,909	$70,250
Gross profit	8,439	8,694	8,586	9,904	35,623
Net income	875	790	286	12,460	14,411
Basic net income per share	$0.03	$0.02	$0.01	$0.36	$0.42
Diluted net income per share	$0.02	$0.02	$0.01	$0.34	$0.39

Fiscal 2005
Revenues	$11,160	$11,912	$12,529	$14,910	$50,511
Gross profit	7,118	7,002	7,243	8,656	30,019
Net income	1,018	1,403	1,628	5,197	9,246
Basic net income per share	$0.03	$0.04	$0.05	$0.15	$0.28
Diluted net income per share	$0.03	$0.04	$0.05	$0.14	$0.26

The fourth quarter fiscal 2006 and 2005 net income includes a reduction in the Company’s deferred tax asset valuation allowance of $9.9 million and $3.2 million, respectively.

18. Subsequent Events (unaudited)

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 30, 2007 to repurchase additional shares of the Company’s common stock. During the period beginning January 30, 2007 and ended March 1, 2007, the Company did not repurchase any shares.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal controls over financial reporting. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In the course of this evaluation, the Company sought to identify data errors, controls problems or acts of fraud. Our internal controls over financial reporting are evaluated on an ongoing basis by our finance department. The overall goal of these various evaluation activities is to monitor our internal controls over financial reporting and to make modifications as necessary; our intent in this regard is that the internal controls over financial reporting will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

The Company’s independent registered public accounting firm, Ernst & Young LLP, audited management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006. Ernst & Young LLP has issued an attestation report which is included in this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited management’s assessment, included in the accompanying Management Assessment of Internal Control, that CyberSource Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CyberSource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CyberSource Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CyberSource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CyberSource Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2006 of CyberSource Corporation and our report dated March 12, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Jose, California

March 12, 2007

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following documents are filed as part of this Report:

      2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is listed on page 53 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      3. Index to Exhibits

See Index to Exhibits on page 54.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 13th day of March, 2007.

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

Signature	Title	Date

/s/ WILLIAM S. MCKIERNAN William S. McKiernan	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 13, 2007

/s/ STEVEN D. PELLIZZER Steven D. Pellizzer	Chief Financial Officer and Vice President of Finance (Principal Financial Officer)	March 13, 2007

/s/ SCOTT R. CRUICKSHANK Scott R. Cruickshank	President, Chief Operating Officer and Director	March 13, 2007

/s/ JOHN J. MCDONNELL, JR. John J. McDonnell, Jr.	Director	March 13, 2007

/s/ STEVEN P. NOVAK Steven P. Novak	Director	March 13, 2007

/s/ RICHARD SCUDELLARI Richard Scudellari	Director	March 13, 2007

/s/ KENNETH R. THORNTON Kenneth R. Thornton	Director	March 13, 2007

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2004, 2005 and 2006

(In thousands)

	Balance at Beginning of Year	Amounts Charged to Revenue, Costs, or Expenses	Write- offs and Recoveries	Balance at End of Year
2004
Allowance for Doubtful Accounts	$558	$170	$255	$473
2005
Allowance for Doubtful Accounts	$473	$445	$268	$650
2006
Allowance for Doubtful Accounts	$650	$793	$950	$493

EXHIBIT INDEX

Exhibit Number	Document
3.1(1)	Certificate of Incorporation of the Registrant, as amended.

3.2(1)	Bylaws of the Registrant, as amended.

3.3(2)	Amendment to the Bylaws.

3.4(3)	Amendment to the Bylaws.

3.5(4)	Amendment to the Bylaws

3.6(5)	Amendment to the Bylaws

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

10.1(1)+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.

10.2(1)+	1998 Stock Option Plan.

10.3(6)+	1999 Stock Option Plan, as amended

10.4(7)x	Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.

10.5(8)x	Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.6(9)x	Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.

10.7(10)	Amended and Restated Investors’ Rights Agreement dated October 21, 1998.

10.8(11)+	1999 Employee Stock Purchase Plan, as amended.

10.9(12)x	CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com Corporation.

10.10(13)+	1999 Nonqualified Stock Option Plan, as amended.

10.11(14)x	Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.

10.12(15)	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.

10.13(16)	Second Amendment, dated December 30, 2004, to Lease, dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.

10.14(17)	Oral Employment Agreements with Directors and Named Executive Officers

10.15(18)	Executive Employment Agreement dated March 31, 2006, by and between CyberSource Corporation and Scott Cruickshank

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney. Reference is made to Page 52.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 13, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 13, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 13, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 13, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(2)	Previously filed as exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1/A (No. 333-77565) filed on June 17, 1999.

(3)	Previously filed as exhibit 99.2 to the Registrant’s Form 8-K filed on August 18, 2005.
(4)	Previously filed as Exhibit 3.5 to the Registrant’s Current Report on Form 8-K filed on April 5, 2006.
(5)	Previously filed as Exhibit 3.6 to the Registrant’s Current Report on Form 8-K filed on April 19, 2006.
(6)	Previously filed as exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(7)	Previously filed as exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(8)	Previously filed as exhibit 10.10 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(9)	Previously filed as exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(10)	Previously filed as exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(11)	Previously filed as exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(12)	Previously filed as exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(13)	Previously filed as exhibit 10.17 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(14)	Previously filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(15)	Previously filed as exhibit 10.19 to the Registrant’s Form 10-K for the year 1999 (No. 000-26477).

(16) Previously filed as an exhibit, bearing the same number, to the Registrant’s Form 10-K for the year 2004 (No. 000-26477).

(17)	Previously filed in the Registrant’s Form 8-K filed March 10, 2005.
(18)	Previously filed as Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
x	Confidential treatment granted as to portions of this exhibit.
+	Management contract or compensation plan, contract or arrangement.