Form 10-Q
period 2007-03-31
CYBERSOURCE CORP
filed 2007-05-08
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

(650) 965-6000

Registrant's Telephone Number, Including Area Code

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

As of April 23, 2007, there were 35,123,453 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,753	$21,701
Short-term investments	31,975	33,243
Accounts receivable, net	10,272	9,614
Prepaid expenses and other current assets	2,120	1,823
Deferred income taxes	1,894	2,320

Total current assets	72,014	68,701

Property and equipment, net	3,659	3,618
Intangible assets, net	2,811	2,845
Non-current deferred income taxes, net	9,629	9,629
Other noncurrent assets	2,249	2,250

Total assets	$90,362	$87,043

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$443	$409
Other accrued liabilities	6,169	6,056
Deferred revenue	2,021	1,950

Total current liabilities	8,633	8,415

Stockholders' equity:
Common stock	35	35
Additional paid-in capital	370,967	368,606
Accumulated other comprehensive loss	(48)	(52)
Accumulated deficit	(289,225)	(289,961)

Total stockholders' equity	81,729	78,628

Total liabilities and stockholders' equity	$90,362	$87,043

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2006.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,

	2007	2006
Revenues:
Transaction and support	$20,732	$13,595
Enterprise software	667	783
Professional services	726	1,206

Total revenues	22,125	15,584

Cost of revenues:
Transaction and support	11,458	6,438
Enterprise software	65	58
Professional services	393	649

Cost of revenues	11,916	7,145

Gross profit	10,209	8,439

Operating expenses:
Product development	2,591	2,114
Sales and marketing	4,369	3,405
General and administrative	2,792	1,937

Total operating expenses	9,752	7,456

Income from operations	457	983

Other income	53	—
Interest income	673	482

Income before income taxes	1,183	1,465
Income tax provision	447	590

Net income	$736	$875

Basic earnings per share	$0.02	$0.03

Diluted earnings per share	$0.02	$0.02

Weighted average number of shares used in computing basic earnings per share	35,011	34,223

Weighted average number of shares used in computing diluted earnings per share	37,242	36,880

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$736	$875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	468	279
Income from investment in joint venture	(46)	—
Stock-based compensation	1,391	739
Changes in operating assets and liabilities:
Accounts receivable	(658)	(286)
Prepaid expenses and other current assets	(297)	878
Deferred income taxes	426	557
Other noncurrent assets	47	(280)
Accounts payable	34	(51)
Accrued liabilities	113	(787)
Deferred revenue	71	111

Net cash provided by operating activities	2,285	2,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(475)	(309)
Acquisition of BidPay.com	—	(1,990)
Purchases of short-term investments	(14,783)	(9,440)
Maturities of short-term investments	16,066	9,092

Net cash provided by (used in) investing activities	808	(2,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	970	2,029

Net cash provided by financing activities	970	2,029
Effect of exchange rate changes on cash	(11)	10

Increase in cash and cash equivalents	4,052	1,427
Cash and cash equivalents at beginning of period	21,701	14,383

Cash and cash equivalents at end of period	$25,753	$15,810

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report filed on Form 10-K for the year ending December 31, 2006 with the Securities and Exchange Commission (“SEC”) on March 13, 2007, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which the Company adopted as of January 1, 2006, using the modified prospective method. The Company recognized stock-based compensation expense of $1.4 million and $0.7 million during the three months ended March 31, 2007 and 2006 respectively.

Stock Options

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the grant date. Options generally vest monthly over a four year period beginning from the grant date and generally expire six to ten years from the grant date. Options granted to non-employee directors generally become vested nine to twelve months from the grant date. Nearly all outstanding stock options are non-qualified stock options.

A summary of the Company’s stock option activity during the three months ended March 31, 2007 is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2006	7,500,916	$7.37
Granted	1,055,000	12.27
Exercised	(204,161)	4.56
Forfeited	(19,866)	20.46

Outstanding as of March 31, 2007	8,331,889	$8.03	5.24	$42,899,661

Vested and expected to vest as of March 31, 2007	7,864,672	$7.91	5.22	$41,758,089
Exercisable as of March 31, 2007	4,167,091	$6.63	4.82	$29,986,843

During the three months ended March 31, 2007 and 2006, the total intrinsic value of stock options exercised was approximately $1.7 million and $3.4 million, respectively. As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $15.6 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. During the three months ended March 31, 2007 and 2006, the total cash received from the exercise of stock options was approximately $1.0 million and $2.0 million, respectively.

For stock options granted during the three months ended March 31, 2007 and 2006, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.47%	4.64%
Dividend yield	—	—
Volatility	0.58	0.64
Expected life (years)	3.46	2.96

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

The weighted average fair value of options granted was $5.48 and $3.89 per share for options granted during the three months ended March 31, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Company granted 100,000 restricted shares at a weighted average grant date fair value of $10.46. No shares have vested as of March 31, 2007.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company concluded that there were no identifiable factors that would limit the useful life of the BidPay trade name and that it intends to use the BidPay trade name indefinitely. As a result, the Company assigned an indefinite useful life to the BidPay trade name and therefore, is not amortizing the portion of the purchase price allocated to the trade name. The Company is required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to perform tests for impairment of its intangible assets, other than goodwill, annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. The Company recorded approximately $34,000 and $7,000 of amortization expense related to intangible assets in the three months ended March 31, 2007 and 2006, respectively.

Estimated amortization expense for the intangible assets on the Company’s March 31, 2007 balance sheet for the fiscal years ended December 31 is as follows (in thousands):

Remainder of 2007	$100
2008	134
2009	60
2010	45
2011	45
2012	8

Total	$392

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Prepaid expenses	$1,585	$1,253
Value added taxes receivable	55	119
Acquiring receivable	470	441
Other current assets	10	10

Total prepaid expenses and other current assets	$2,120	$1,823

Other non-current assets consist of the following (in thousands):
	March 31, 2007	December 31, 2006
Prepaid rent	$1,869	$1,968
Deposits	225	225
Other non-current assets	155	57

Total other non-current assets	$2,249	$2,250

Other accrued liabilities consist of the following (in thousands):
	March 31, 2007	December 31, 2006
Employee benefits and related expenses	$2,117	$3,167
Accrued cost of revenues	2,401	1,617
Other liabilities	1,651	1,272

Total other accrued liabilities	$6,169	$6,056

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

The following tables present revenues and cost of revenues by the Company's three reportable segments for the three months ended March 31, 2007 and 2006. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income, income taxes, capital expenditures or identifiable assets by its segments to the CEO. The Company's CEO reviews the revenues and cost of revenues from each of the Company's reportable segments, and all of the Company’s expenses are managed by and reported to the CEO on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:
Transaction and support	$20,732	$13,595
Enterprise software	667	783
Professional services	726	1,206

Total revenues	$22,125	$15,584

Cost of revenues:
Transaction and support	$11,458	$6,438
Enterprise software	65	58
Professional services	393	649

Total cost of revenues	$11,916	$7,145

No customer accounted for more than 10% of the Company’s revenues during the three months ended March 31, 2007 and 2006.

5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$736	$875
Change in cumulative translation adjustment	(11)	10
Unrealized gain on short-term investments	15	15

Comprehensive income	$740	$900

6. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’

petition for rehearing. In light of the Second Circuit opinion, the Company has informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. However, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “’154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ’154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ’154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ’154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ’154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ’154 Patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. On December 22, 2006, the Company filed an appeal brief. No response brief has yet been filed by the PTO. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

7. COMMON STOCK REPURCHASE PROGRAM

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase additional shares of the Company’s common stock. During the period beginning January 30, 2007 and ended March 31, 2007, the Company did not repurchase any shares.

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on February 10, 2006 to repurchase additional shares of the Company’s common stock. During the period from February 10, 2006 through January 29, 2007, the Company repurchased 268,005 shares at an average price of $9.18 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares. For the period beginning January 30, 2007 through February 9, 2007, the common stock repurchase program authorized on February 7, 2006 was superceded by the common stock repurchase program authorized on January 24, 2007.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2007.

9. INCOME TAXES

The Company accounts for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities and for net operating loss and tax credit carryforwards.

During 2006, the Company recorded an income tax benefit of approximately $9.7 million. This benefit included a $9.9 million reduction in the valuation allowance related to a portion of the Company’s deferred tax assets that will more likely than not be realized. This determination was based on projected taxable income. In evaluating the Company’s ability to realize its deferred tax assets the Company considers all available positive and negative evidence including its past operating results and its forecast of future taxable income. In determining future taxable income, the Company makes assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage the Company’s business. The Company intends to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. The Company’s income tax expense recorded in the future will be reduced to the extent of offsetting decreases in its valuation allowance.

Financial Accounting Standards Interpretation, No. 48

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, the Company did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings.

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of March 31, 2007, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company did not have any amounts of unrecognized tax benefits as of January 1, 2007 (adoption date) and March 31, 2007. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company files U.S. federal, U.S. state, and foreign tax returns and has determined that its major tax jurisdictions are the United States and the United Kingdom. For these jurisdictions, the 1998 to 2006 tax years remain subject to examination by the appropriate governmental agencies.

10. RECENT PRONOUNCEMENTS

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

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our statement that we do not plan to pay any dividends in the near future; (b) our expectation to recognize stock-based compensation expense related to non-vested stock options over a weighted average period of approximately 3.0 years; (c) our expectation that our effective tax rate in 2007 will be approximately 38%; (d) our estimated amortization expense for our intangible assets; (e) our belief that cash and short-term investment balances as of March 31, 2007 will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (f) our conclusion that, due to the nature of our short-term investments, there is no material market risk exposure with respect to such investments; (g) our expectation that, as the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, our overall gross margins will continue to decrease as our global acquiring services revenues increase in the future; (h) our belief that if we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed; (i) our expectation that product development expenses in the three months ended June 30, 2007 will moderately increase as we continue to increase headcount to support the development of newly offered services and other related internal systems, and that, as a percentage of revenue, product development expenses in the three months ended June 30, 2007 will be relatively consistent with the three months ended March 31, 2007; (j) our expectation that sales and marketing expenses for the three months ended June 30, 2007 will moderately increase in absolute dollars as compared to the three months ended March 31, 2007 as we continue to develop our sales and marketing infrastructure to support expected revenue growth, and, as a percentage of revenue, we expect that sales and marketing expenses in the three months ended June 30, 2007 will be relatively consistent with the three months ended March 31, 2007; (k) our expectation that general and administrative expenses in the three months ended June 30, 2007 will moderately increase in absolute dollars due primarily to higher compensation related expenses and, to a lesser extent, higher third-party professional fees, and that, as a percentage of revenue, we expect general and administrative expenses in the three months ended June 30, 2007, to be relatively consistent with the three months ended March 31, 2007; (l) our future minimum lease payments; (m) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance; (n) our expectation that quarterly results will fluctuate significantly; (o) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (p) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (q) our expectation that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition; (r) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (s) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (t) statements regarding the use of and interest in the Internet; (u) statements regarding the increase in the significance of the Internet as a commercial marketplace; (v) the statement regarding our belief that our fraud screen service may require us to comply with the Fair Credit Reporting Act; (w) statements regarding our belief that the potential adverse effects of the proposed settlement of the pending class action lawsuits involving stock issued or traceable to the Company’s initial public offering would be borne by insurers; (x) statements regarding our belief that litigation outcomes of class action lawsuits and other claims will not have a material effect on our consolidated financial condition, results of operations or cash flows; (y) our belief that an adverse outcome in a lawsuit relating to the ’154 Patent will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (z) our statement regarding a reduction to income tax expense recorded in the future resulting from realizing deferred tax assets; (aa) our belief that our future success will depend upon our ability to retain our key management personnel; (bb) our belief that if BidPay.com’s revenue increases, our potential liability for chargebacks also would increase; (cc) our expectation that we will recognize stock-based compensation expense over the requisite service period of the award; (dd) our expectation that interest income will increase in the three months ended June 30, 2007 due to anticipated higher cash, cash equivalents and short-term investment balances; (ee) our belief that if we are not successful in the payment market for online auctions, we will incur substantial charges as a result of exiting this business; (ff) our expectation that competition will intensify in the future; and (gg) our belief that periodic interruptions will continue to occur from time to time.

Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under Part II, Item 1A "Risk Factors" and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See Part II, Item 1A "Risk Factors" below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Such factors include but are not limited to the following cautions: (1) we are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels and risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; (2) inability to comply with new accounting pronouncements; (3) inability to capitalize on increasing need for our global acquiring services; (4) there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (5) our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements; (6) potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (7) exposure to unanticipated income tax liabilities; (8) the outcome of pending litigation is subject to significant uncertainty and predictions regarding such outcomes may not be accurate; (9) third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights; (10) lack of acceptance in the payment market for online auctions; (8) unanticipated trends with respect to seasonality of the retail sector; (11) unanticipated difficulties associated with integration of the BidPay business; and (12) loss of key management personnel to competitors.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (SEC File No. 000-26477).

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the three months ended March 31, 2007 and 2006, no customer accounted for more than 10% of revenues.

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and Statement of Position 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended. SAB 104 and SOP 97-2 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We derive a significant portion of our transaction processing revenues from global acquiring fees charged to merchants for payment processing services. Our fees, which are primarily a percentage of the dollar amount of each transaction processed, are based upon the merchant’s monthly charge volume and risk profile. In addition, we record revenues for miscellaneous services related to global acquiring, such as fees for processing credit card chargebacks. In accordance with Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), we recognize these fees on a gross basis as we are the primary agent in the transaction in the period the merchants’ transactions are processed. Related interchange fees paid to card issuing banks and assessments paid to credit card associations are recognized in cost of revenues at that time.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 6 of our consolidated financial statements, as of March 31, 2007, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Accounting for Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

During 2006, we recorded an income tax benefit of $9.7 million. This benefit included a $9.9 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on future projected taxable income. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast U.S. federal, U.S. state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Stock-based Compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, “SFAS 123R”), we used the Black-Scholes option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and we will recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $15.6 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Long-Lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets, other than goodwill, annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. As of March 31, 2007, we had recorded intangible assets related to our acquisition of BidPay.com (“BidPay”) in March 2006, with a carrying value of approximately $2.8 million. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives.

We are required to periodically evaluate our intangible asset balances for impairment. If we incur impairments to our intangible assets, it could have an adverse impact on our future earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,

	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	53.9	45.8

Gross profit	46.1	54.2

Operating expenses:
Product development	11.7	13.7
Sales and marketing	19.7	21.8
General and administrative	12.6	12.4

Total operating expenses	44.0	47.9

Income from operations	2.1	6.3
Interest and other income	3.2	3.1

Income before income taxes	5.3	9.4
Income tax provision	2.0	3.8

Net income	3.3%	5.6%

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Revenues. Revenues were $22.1 million for the three months ended March 31, 2007, as compared to $15.6 million for the three months ended March 31, 2006, an increase of approximately $6.5 million or 42.0%. Transaction and support revenues were $20.7 million for the three months ended March 31, 2007, as compared to $13.6 million for the three months ended March 31, 2006, an increase of approximately $7.1 million or 52.5%. Approximately 70% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended March 31, 2007. Global acquiring revenues represented 42.7% of our transaction and support revenues for the three months ended March 31, 2007, as compared to 32.6% for the three months ended March 31, 2006. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services. We processed approximately 264.2 million transactions during the three months ended March 31, 2007, as compared to approximately 196.4 million transactions processed during the three months ended March 31, 2006. Enterprise software license and maintenance revenues decreased to $0.7 million during the three months ended March 31, 2007, a decrease of approximately 14.8% as compared to the $0.8 million in the three months ended March 31, 2006. Professional services revenues were $0.7 million for the three months ended March 31, 2007, as compared to $1.2 million for the three months ended March 31, 2006, a decrease of approximately $0.5 million or 39.8%. The decrease in professional services revenues is primarily due to a general decrease in demand for professional services projects that occurred during the three months ended March 31, 2007. No customer accounted for more than 10% of our revenues during the three months ended March 31, 2007 and 2006.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $11.5 million or 55.3% of transaction and support revenues for the three months ended March 31, 2007, as compared to $6.4 million or 47.4% of transaction and support revenues for the three months ended March 31, 2006. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues is composed of customer support personnel costs, third party fees and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 9.7 % of enterprise software revenues for the three months ended March 31, 2007, consistent with the $0.1 million or 7.4% of enterprise software revenues for the three months ended March 31, 2006. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.4 million or 54.1% of professional services revenues for the three months ended March 31, 2007, as compared to $0.6 million or 53.8% of professional services revenues for the three months ended March 31, 2006. The decrease in absolute dollars is primarily due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects during the three months ended March 31, 2007. Included in cost of revenues for the three months ended March 31, 2007 and 2006, is approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the maintenance of existing services as well as research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.6 million for the three months ended March 31, 2007, as compared to $2.1 million for the three months ended March 31, 2006, an increase of approximately $0.5 million or 22.6%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.2 million and product development expenses related to BidPay of approximately $0.1 million. Stock-based compensation expenses were approximately $0.2 million for the three months ended March 31, 2007, consistent with the $0.2 million for the three months ended March 31, 2006. As a percentage of revenue, product development expenses decreased to 11.7% in the three months ended March 31, 2007, as compared to 13.7% for the three months ended March 31, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended March 31, 2007, offset, to a certain extent, by the increase in compensation expense. We expect product development expenses in the three months ended June 30, 2007 to moderately increase as we continue to increase headcount to support the development of newly offered services and other related internal systems. As a percentage of revenue, we expect product development expenses in the three months ended June 30, 2007 to be relatively consistent with the three months ended March 31, 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $4.4 million for the three months ended March 31, 2007, as compared to $3.4 million for the three months ended March 31, 2006, an increase of approximately $1.0 million or 28.3%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $1.0 million. Stock-based compensation expense was approximately $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. As a percentage of revenue, sales and marketing expenses were 19.7% for the three months ended March 31, 2007, as compared to 21.8% for the three months ended March 31, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended March 31, 2007, offset, to a certain extent, by the increase in compensation expense. We expect that sales and marketing expenses in the three months ended June 30, 2007, will moderately increase in absolute dollars as compared to the three months ended March 31, 2007, as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended June 30, 2007, to be relatively consistent with the three months ended March 31, 2007.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $2.8 million for the three months ended March 31, 2007, as compared to $1.9 million for the three months ended March 31, 2006, an increase of approximately $0.9 million or 44.1%. The increase is primarily due to an increase in compensation related expenses which increased by approximately $0.6 million and general and administrative expenses related to BidPay of approximately $0.1 million. Stock-based compensation expense was approximately $0.7 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expenses were 12.6% for the three months ended March 31, 2007, as compared to 12.4% for the three months ended March 31, 2006. We expect that general and administrative expenses in the three months ended June 30, 2007, will moderately increase in absolute dollars due primarily to higher compensation related expenses and, to a lesser extent, higher third-party professional fees. As a percentage of revenue, we expect general and administrative expenses in the three months ended June 30, 2007, to be relatively consistent with the three months ended March 31, 2007.

Other Income. Other income for the three months ended March 31, 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $47,000.

Interest Income. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.7 million for the three months ended March 31, 2007 as compared to $0.5 million for the three months ended March 31, 2006. The increase is primarily due to an increase in average balances of cash, cash equivalents and short-term investments during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as a result of our income from operations in the twelve months ended March 31, 2007 and slightly higher investment yields. We expect interest income to increase in the three months ended June 30, 2007 due to anticipated higher cash, cash equivalents and short-term investment balances.

Income Tax Provision. We recorded a provision for income tax expense of $0.4 million, or an effective tax rate of 38%, for the three months ended March 31, 2007, as compared to $0.6 million, or an effective tax rate of 40%, for the three months ended March 31, 2006. The decrease in our provision for income taxes is primarily due to decreases in federal and state income taxes, driven by lower taxable income period over period and proportionately more earnings expected to be realized in jurisdictions with lower statutory tax rates. There were no significant discrete items that impacted the effective tax rate in the three months ended March 31, 2007 and 2006.

We expect our effective tax rate in 2007 to be approximately 38%. However, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.

During the fourth quarter of 2006, we recorded a reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on future projected taxable income. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $57.7 million as of March 31, 2007 compared to $54.9 million as of December 31, 2006. Cash, cash equivalents and short-term investments increased by approximately $2.8 million from December 31, 2006 to March 31, 2007. The increase is primarily due to the following (in thousands):

	Three months Ended March 31,
	2007	2006
Cash provided by operating activities	$2,285	$2,035
Proceeds from issuance of common stock	970	2,029
Acquisition of BidPay	—	(1,990)
Payment of bonuses under company-wide bonus plan	(953)	(629)
Purchases of equipment	(475)	(309)

We believe that our cash and short-term investment balances as of March 31, 2007 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of March 31, 2007, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Operating leases	$6,653	$1,156	$2,882	$2,456	$159

Total commitments	$6,653	$1,156	$2,882	$2,456	$159

Recent Pronouncements

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN 48, we did not recognize any increase or decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods, therefore, there was no corresponding adjustment in retained earnings.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income taxes, did not change. As of March 31, 2007, we did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

We did not have any amounts of unrecognized tax benefits as of January 1, 2007 (adoption date) and March 31, 2007. Also, we did not have any amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate.

We file U.S. federal, U.S. state, and foreign tax returns and have determined that our major tax jurisdictions are the United States and the United Kingdom. For these jurisdictions, the 1998 – 2006 tax years remain subject to examination by the appropriate governmental agencies.

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

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. The majority of sales are currently made in U.S. dollars or pounds sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates.

Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure with respect to such investments.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in its reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Our management, including the CEO and the CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We confirm that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and that our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of CyberSource and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from our insurers regarding recovery from the underwriter defendants and other consideration from us regarding our underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, we have informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. However, any direct financial impact of the proposed settlement is expected to be borne by our insurers.

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “’154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ’154 Patent. ReD also filed a motion for a more definite statement by us with respect to our allegation that ReD is willfully infringing the ’154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to our damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ’154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, we met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ’154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ’154 Patent. On September 7, 2006, we filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending our deadline to file a notice of appeal. On October 30, 2006, we filed a notice of appeal. On December 22, 2006, we filed an appeal brief. No response brief has yet been filed by the PTO. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech Solutions, First Data Corporation, iPayment Inc., and Royal Bank of Scotland. We also face competition from transaction service providers such as Authorize.Net, PayPal, and Retail Decisions as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in San Jose, California, and Denver, Colorado, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions and performance issues. Any interruption in our systems that impairs our ability to efficiently and timely provide services could damage our reputation and reduce demand for our services.

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

Failure to identify fraudulent transactions or resolve disputes between users would increase BidPay.com’s losses. We have established systems and procedures designed to detect and reduce the impact of consumer and merchant fraud, but we cannot assure that these measures are or will be effective. During the first quarter of 2007, BidPay.com revenue was approximately $150,000 and generated losses. If BidPay.com’s revenue increases, our potential liability for such chargebacks also would increase.

There can be no assurance that we will be successful in this business. As of March 31, 2007, we had recorded intangible assets related to our acquisition of BidPay.com in March 2006, with a carrying value of approximately $2.8 million. If we are not successful, we will incur substantial charges as a result of exiting this business.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the first quarter of 2007, our global acquiring revenue represented approximately 42.7% of our transaction and support revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 9.5% and 11.2% of our revenues in the three months ended March 31, 2007 and 2006, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Also, sales of our products and services conducted through our subsidiary in the United Kingdom are primarily denominated in Pounds Sterling. We may experience fluctuations in revenues or operating expenses due to fluctuations in the value of the Pound Sterling relative to the U.S. Dollar. We do not currently enter into transactions with the specific purpose to hedge against currency exchange fluctuations.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

We have included employee stock-based compensation costs in our results of operations for the three months ended March 31, 2007 and 2006, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of the Company’s current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that the Company may or may not receive from stock-based expenses. In addition, new regulations implemented by The NASDAQ Stock Market requiring shareholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of March 31, 2007, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

In accordance with Section 10A(i)(2) of the Exchange Act and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the first quarter of fiscal year 2007 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the first quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description
3.1*	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*	CyberSource Corporation's Bylaws, as amended.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated May 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 8, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated May 8, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the same numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: May 8, 2007	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)