Form 10-Q
period 2007-06-30
CYBERSOURCE CORP
filed 2007-08-08
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

As of July 23, 2007, there were 35,485,792 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2007	December 31, 2006 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,397	$21,701
Short-term investments	32,788	33,243
Accounts receivable, net	10,835	9,614
Prepaid expenses and other current assets	2,594	1,823
Deferred income taxes	1,827	2,320

Total current assets	76,441	68,701

Property and equipment, net	3,556	3,618
Intangible assets, net	2,777	2,845
Non-current deferred income taxes, net	9,629	9,629
Other noncurrent assets	2,280	2,250

Total assets	$94,683	$87,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363	$409
Other accrued liabilities	7,751	6,056
Deferred revenue	1,995	1,950

Total current liabilities	10,109	8,415

Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	373,549	368,606
Accumulated other comprehensive income (loss)	55	(52)
Accumulated deficit	(289,065)	(289,961)

Total stockholders’ equity	84,574	78,628

Total liabilities and stockholders’ equity	$94,683	$87,043

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2006.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Transaction and support	$21,307	$14,511	$42,039	$28,106
Enterprise software	601	764	1,268	1,547
Professional services	985	1,123	1,711	2,329

Total revenues	22,893	16,398	45,018	31,982

Cost of revenues:
Transaction and support	11,895	7,068	23,353	13,506
Enterprise software	70	56	135	114
Professional services	452	580	845	1,229

Cost of revenues	12,417	7,704	24,333	14,849

Gross profit	10,476	8,694	20,685	17,133

Operating expenses:
Product development	2,892	2,269	5,483	4,383
Sales and marketing	4,829	3,494	9,198	6,899
General and administrative	3,255	2,562	6,047	4,499

Total operating expenses	10,976	8,325	20,728	15,781

Income (loss) from operations	(500)	369	(43)	1,352

Other income	19	400	72	400
Interest income	722	554	1,395	1,036

Income before income taxes	241	1,323	1,424	2,788

Income tax provision	81	533	528	1,123

Net income	$160	$790	$896	$1,665

Basic earnings per share	$—	$0.02	$0.03	$0.05

Diluted earnings per share	$—	$0.02	$0.02	$0.04

Weighted average number of shares used in computing basic earnings per share	35,276	34,616	35,144	34,419

Weighted average number of shares used in computing diluted earnings per share	37,472	37,325	37,439	37,002

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$896	$1,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	934	637
Income from investment in joint venture	(83)	—
Stock-based compensation	3,143	2,058
Loss on disposal of property and equipment	8	—
Changes in operating assets and liabilities:
Accounts receivable	(1,221)	116
Prepaid expenses and other current assets	(771)	1,166
Deferred income taxes	493	1,060
Other noncurrent assets	53	(560)
Accounts payable	(46)	(37)
Accrued liabilities	1,695	(1,377)
Deferred revenue	45	127

Net cash provided by operating activities	5,146	4,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(812)	(1,063)
Acquisition of BidPay.com	—	(1,990)
Purchases of short-term investments	(35,868)	(19,580)
Maturities of short-term investments	36,331	18,872

Net cash used in investing activities	(349)	(3,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,163	2,773
Repurchase of common stock	(363)	(1,123)

Net cash provided by financing activities	1,800	1,650
Effect of exchange rate changes on cash	99	166

Increase in cash and cash equivalents	6,696	2,910
Cash and cash equivalents at beginning of period	21,701	14,383

Cash and cash equivalents at end of period	$28,397	$17,293

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ending December 31, 2006 with the Securities and Exchange Commission (“SEC”) on March 13, 2007, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which the Company adopted as of January 1, 2006, using the modified prospective method. The Company recognized stock-based compensation expense of $1.8 million and $1.3 million during the three months ended June 30, 2007 and 2006, respectively, and $3.1 million and $2.1 million during the six months ended June 30, 2007 and 2006, respectively.

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

A summary of the Company’s stock option activity during the six months ended June 30, 2007 is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2006	7,500,916	$7.37
Granted	1,135,000	12.34
Exercised	(514,821)	4.12
Forfeited	(178,747)	10.61

Outstanding as of June 30, 2007	7,942,348	$8.22	5.07	$36,490,453

Vested and expected to vest as of June 30, 2007	7,545,032	$8.11	5.05	$35,732,819
Exercisable as of June 30, 2007	4,291,033	$7.02	4.67	$27,236,803

During the three and six months ended June 30, 2007, the total intrinsic value of stock options exercised was approximately $2.9 million and $4.5 million, respectively. During the three and six months ended June 30, 2006, the total intrinsic value of stock options exercised was approximately $1.1 million and $4.5 million, respectively. As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $14.2 million, which is expected to be recognized over a weighted average period of approximately 2.85 years. During the three and six months ended June 30, 2007, the total cash received from the exercise of stock options was approximately $1.2 million and $2.2 million, respectively. During the three and six months ended June 30, 2006, the total cash received from the exercise of stock options was approximately $0.7 million and $2.8 million, respectively.

For stock options granted during the three and six months ended June 30, 2007 and 2006, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.74%	4.64%	4.47%-4.74%	4.64%
Dividend yield	—	—	—	—
Volatility	0.51	0.64	0.51-0.58	0.64
Expected life (years)	3.46	2.96	3.46	2.96

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

The weighted average fair value of options granted was $5.50 and $6.42 per share for options granted during the three months ended June 30, 2007 and 2006, respectively. The weighted average fair value of options granted was $5.49 and $5.05 per share for options granted during the six months ended June 30, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Company granted 100,000 restricted shares at a weighted average grant date fair value of $10.46. No shares have vested as of June 30, 2007.

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

2. ACQUISITIONS

BidPay.com

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company concluded that there were no identifiable factors that would limit the useful life of the BidPay trade name and that it intends to use the BidPay trade name indefinitely. As a result, the Company assigned an indefinite useful life to the BidPay trade name and therefore, is not amortizing the portion of the purchase price allocated to the trade name. The Company is required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to perform tests for impairment of its intangible assets, other than goodwill, annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. The Company recorded approximately $34,000 and $68,000 of amortization expense related to intangible assets in the three and six months ended June 30, 2007, respectively, and $23,000 and $30,000 in the three and six months ended June 30, 2006, respectively.

Estimated future amortization expense for the intangible assets recorded on the Company’s June 30, 2007 balance sheet is as follows (in thousands):

Remainder of 2007	$67
2008	134
2009	60
2010	45
2011	45
2012	8

Total	$359

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

Authorize.Net Holdings, Inc.

On June 17, 2007, the Company entered into an agreement to acquire Authorize.Net Holdings, Inc. (“Authorize.Net”) in a stock and cash transaction valued at approximately $565 million, as of the close of the Nasdaq Global Market System on June 15, 2007. Upon completion of the merger, Authorize.Net stockholders will receive 1.1611 shares of CyberSource common stock for each outstanding share of Authorize.Net common stock and their pro-rata share of approximately $125 million in the form of a cash payment.

The merger is subject to customary conditions to closing, including (i) the approval of the holders of CyberSource common stock, (ii) the approval of the holders of Authorize.Net’s common stock, (iii) the declaration by the Securities Exchange Commission that the joint proxy statement/prospectus is effective, (iv) the lapse of applicable waiting periods under the Hart-Scott-Rodino Act, (v) the absence of any material adverse effect with respect to each party’s business (in each case, subject to certain exceptions), and (vi) the approval of CyberSource common stock to be issued in the merger to be listed on Nasdaq.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Prepaid expenses	$1,112	$1,253
Prepaid acquisition costs	568	—
Acquiring receivable	461	441
Receivable related to stock option exercises	347	—
Value added taxes receivable	48	119
Other current assets	58	10

Total prepaid expenses and other current assets	$2,594	$1,823

Other non-current assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Prepaid rent	$1,771	$1,968
Deposits	322	225
Other non-current assets	187	57

Total other non-current assets	$2,280	$2,250

Other accrued liabilities consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Employee benefits and related expenses	$2,603	$3,167
Accrued cost of revenues	2,386	1,617
Other liabilities	2,762	1,272

Total other accrued liabilities	$7,751	$6,056

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

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the three and six months ended June 30, 2007 and 2006. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income, income taxes, capital expenditures or identifiable assets by its segments to the CEO. The Company’s CEO reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the CEO on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Transaction and support	$21,307	$14,511	$42,039	$28,106
Enterprise software	601	764	1,268	1,547
Professional services	985	1,123	1,711	2,329

Total revenues	$22,893	$16,398	$45,018	$31,982

Cost of revenues:
Transaction and support	$11,895	$7,068	$23,353	$13,506
Enterprise software	70	56	135	114
Professional services	452	580	845	1,229

Total cost of revenues	$12,417	$7,704	$24,333	$14,849

No customer accounted for more than 10% of the Company’s revenues during the three and six months ended June 30, 2007 and 2006.

5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$160	$790	$896	$1,665
Change in cumulative translation adjustment	110	156	99	166
Unrealized gain (loss) on short-term investments	(7)	13	8	28

Comprehensive income	$263	$959	$1,003	$1,859

6. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company has informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. However, any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “‘154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ‘154 Patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. On December 22, 2006, the Company filed the appeal brief. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. Accordingly, the patent has been re-validated and the Company expects to receive a new patent certificate shortly. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on the its financial condition, results of operations, or cash flows.

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

7. COMMON STOCK REPURCHASE PROGRAM

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase additional shares of the Company’s common stock. During the period beginning January 30, 2007 and ended June 30, 2007, the Company repurchased 30,400 shares at an average price of $11.93 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

During the period beginning July 1, 2007 and ending July 31, 2007, the Company repurchased 390,400 shares at an average price of $11.96 per share, including repurchase costs.

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on February 10, 2006 to repurchase additional shares of the Company’s common stock. During the period from February 10, 2006 through January 29, 2007, the Company repurchased 268,005 shares at an average price of $9.18 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares. For the period beginning January 30, 2007 through February 9, 2007, the common stock repurchase program authorized on February 7, 2006 was superseded by the common stock repurchase program authorized on January 24, 2007.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2007.

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

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of June 30, 2007, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company did not have any amounts of unrecognized tax benefits as of January 1, 2007 (adoption date) and June 30, 2007. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

The Company files U.S. federal, U.S. state, and foreign tax returns and has determined that its major tax jurisdictions are the United States and the United Kingdom. For these jurisdictions, the 1998 to 2006 tax years remain subject to examination by the appropriate governmental agencies.

10. RECENT PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, of the adoption of SFAS 157, or if it will adopt the requirements prior to the first fiscal quarter of 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our statement that we do not plan to pay any dividends in the near future; (b) our expectation to recognize stock-based compensation expense related to non-vested stock options over a weighted average period of approximately 2.85 years; (c) our expectation that our effective tax rate in 2007 will be approximately 38%; (d) our estimated amortization expense for our intangible assets; (e) our belief that cash and short-term investment balances as of June 30, 2007 will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (f) our conclusion that, due to the nature of our short-term investments, there is no material market risk exposure with respect to such investments; (g) our expectation that, as the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, our overall gross margins will continue to decrease as our global acquiring services revenues increase in the future; (h) our belief that if we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed; (i) our expectation that product development expenses in the three months ended September 30, 2007 will moderately decrease as compared to the three months ended June 30, 2007, and that, as a percentage of revenue, product development expenses in the three months ended September 30, 2007 will moderately decrease as compared to the three months ended June 30, 2007; (j) our expectation that sales and marketing expenses for the three months ended September 30, 2007 will be relatively consistent in absolute dollars as compared to the three months ended June 30, 2007, and, as a percentage of revenue, we expect that sales and marketing expenses in the three months ended September 30, 2007 to moderately decrease as compared to the three months ended June 30, 2007; (k) our expectation that general and administrative expenses in the three months ended September 30, 2007 will increase in absolute dollars due primarily to integration fees related to the acquisition of Authorize.Net, and that, as a percentage of revenue, we expect general and administrative expenses in the three months ended September 30, 2007, to increase as compared to the three months ended June 30, 2007; (l) our future minimum lease payments; (m) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance; (n) our expectation that quarterly results will fluctuate significantly; (o) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (p) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (q) our expectation that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition; (r) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (s) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (t) statements regarding the use of and interest in the Internet; (u) statements regarding the increase in the significance of the Internet as a commercial marketplace; (v) the statement regarding our belief that our fraud screen service may require us to comply with the Fair Credit Reporting Act; (w) statements regarding our belief that the potential adverse effects of the proposed settlement of the pending class action lawsuits involving stock issued or traceable to the Company’s initial public offering would be borne by insurers; (x) statements regarding our belief that litigation outcomes of class action lawsuits and other claims will not have a material effect on our consolidated financial condition, results of operations or cash flows; (y) our belief that an adverse outcome in a lawsuit relating to the ‘154 Patent will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (z) our statement regarding a reduction to income tax expense recorded in the future resulting from realizing deferred tax assets; (aa) our belief that our future success will depend upon our ability to retain our key management personnel; (bb) our belief that if BidPay.com’s revenue increases, our potential liability for chargebacks also would increase; (cc) our expectation that we will recognize stock-based compensation expense over the requisite service period of the award; (dd) our expectation that interest income will increase in the three months ended September 30, 2007 due to anticipated higher cash, cash equivalents and short-term investment balances; (ee) our belief that if we are not successful in the payment market for online auctions, we will incur substantial charges as a result of exiting this business; (ff) our expectation that competition will intensify in the future; (gg) our belief that periodic interruptions will continue to occur from time to time; (hh) our statement that Authorize.Net stockholders will receive 1.1611 shares of CyberSource common stock for each outstanding share of Authorize.Net common stock; (ii) our statement that Authorize.Net stockholders will receive a pro-rata share of approximately $125 million in the form of a cash payment; (jj) our expectation that the transaction with Authorize.Net will close early in the fourth quarter 2007; (kk) our expectation that because our gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, our overall gross margins will continue to decrease as our global acquiring services revenues increase in the future; and (lll), our expectation that we will use the BidPay trade name indefinitely.

Actual results could differ materially from those projected in any forward-looking statement for the reasons and factors detailed below under Part II, Item 1A “Risk Factors” and in other sections of this Report on Form 10-Q. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Report on Form 10-Q, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See Part II, Item 1A “Risk Factors” below, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements. Such factors include but are not limited to the following cautions: (1) we are subject to the risks encountered by early stage companies, such as risks of intense competition and rapid technological change in our industry, risks that we may not be able to fully utilize relationships with our strategic partners and indirect sales channels and risks that any fluctuations in our quarterly operating results will be significant relative to our revenues; (2) inability to comply with new accounting pronouncements; (3) inability to capitalize on increasing need for our global acquiring services; (4) there is no assurance that we will realize sufficient revenues to achieve ongoing profitability; (5) our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements; (6) potential system failures, compromised security measures or lack of capacity issues could negatively affect demand for our services; (7) exposure to unanticipated income tax liabilities; (8) the outcome of pending litigation is subject to significant uncertainty and predictions regarding such outcomes may not be accurate; (9) third parties may claim that the technology employed in providing our current or future products and services infringes upon their rights; (10) lack of acceptance in the payment market for online auctions; (8) unanticipated trends with respect to seasonality of the retail sector; (11) unanticipated difficulties associated with integration of the BidPay business; (12) loss of key management personnel to competitors; and (13) the failure to consummate the Authorize.Net acquisition or, if such acquisition is consummated, the failure to effectively integrate the Authorize.Net organization and business.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (SEC File No. 000-26477).

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the three and six months ended June 30, 2007 and 2006, no customer accounted for more than 10% of revenues.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 6 of the notes to our condensed consolidated financial statements, as of June 30, 2007, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

Stock-based Compensation

Under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, “SFAS 123R”), we use the Black-Scholes option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and we recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $14.2 million, which is expected to be recognized over a weighted average period of approximately 2.85 years.

Long-Lived Assets

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets, other than goodwill, annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. As of June 30, 2007, we had recorded intangible assets related to our acquisition of BidPay.com (“BidPay”) in March 2006, with a carrying value of approximately $2.8 million. To evaluate potential impairment, SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives.

We are required to periodically evaluate our intangible asset balances for impairment. If we incur impairments to our intangible assets, it could have an adverse impact on our future earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.2	47.0	54.1	46.4

Gross profit	45.8	53.0	45.9	53.6

Operating expenses:
Product development	12.6	13.8	12.2	13.7
Sales and marketing	21.1	21.3	20.4	21.6
General and administrative	14.2	15.6	13.4	14.1

Total operating expenses	47.9	50.7	46.0	49.4

Income (loss) from operations	(2.1)	2.3	(0.1)	4.2
Interest and other income	3.2	5.8	3.3	4.5

Income before income taxes	1.1	8.1	3.2	8.7
Income tax provision	0.4	3.3	1.2	3.5

Net income	0.7%	4.8%	2.0%	5.2%

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues. Revenues were $22.9 million for the three months ended June 30 2007, as compared to $16.4 million for the three months ended June 30, 2006, an increase of approximately $6.5 million or 39.6%. Transaction and support revenues were $21.3 million for the three months ended June 30, 2007, as compared to $14.5 million for the three months ended June 30, 2006, an increase of approximately $6.8 million or 46.8%. Approximately 50% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended June 30, 2007. Global acquiring revenues represented 42.8% of our transaction and support revenues for the three months ended June 30, 2007, as compared to 36.2% for the three months ended June 30, 2006. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services. We processed approximately 269.2 million transactions during the three months ended June 30, 2007, as compared to approximately 198.7 million transactions processed during the three months ended June 30, 2006. Enterprise software license and maintenance revenues decreased to $0.6 million during the three months ended June 30, 2007, a decrease of approximately 21.3% as compared to the $0.8 million in the three months ended

June 30, 2006. The decrease in software license and maintenance revenues is primarily due to a decrease in the number of new license agreements entered into during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Professional services revenues were $1.0 million for the three months ended June 30, 2007, as compared to $1.1 million for the three months ended June 30, 2006, a decrease of approximately $0.1 million or 12.3%. The decrease in professional services revenues is primarily due to a general decrease in demand for professional services projects that occurred during the three months ended June 30, 2007. No customer accounted for more than 10% of our revenues during the three months ended June 30, 2007 and 2006.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $11.9 million or 55.8% of transaction and support revenues for the three months ended June 30, 2007, as compared to $7.1 million or 48.7% of transaction and support revenues for the three months ended June 30, 2006. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues is composed of customer support personnel costs, third party fees and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 11.6% of enterprise software revenues for the three months ended June 30, 2007, as compared with the $0.1 million or 7.3% of enterprise software revenues for the three months ended June 30, 2006. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.5 million or 45.9% of professional services revenues for the three months ended June 30, 2007, as compared to $0.6 million or 51.6% of professional services revenues for the three months ended June 30, 2006. The decrease in absolute dollars is primarily due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects during the three months ended June 30, 2007. The decrease in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in higher-margin projects during the three months ended June 30, 2007. Included in cost of revenues for the three months ended June 30, 2007 and 2006, is approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the maintenance of existing services as well as research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $2.9 million for the three months ended June 30, 2007, as compared to $2.3 million for the three months ended June 30, 2006, an increase of approximately $0.6 million or 27.5%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.4 million. Stock-based compensation expense included in product development expenses was approximately $0.3 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenue, product development expenses decreased to 12.6% in the three months ended June 30, 2007, as compared to 13.8% for the three months ended June 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended June 30, 2007, offset, to a certain extent, by the increase in compensation expense. We expect product development expenses in the three months ended September 30, 2007 will be relatively consistent in absolute dollars with the three months ended June 30, 2007. As a percentage of revenue, we expect product development expenses in the three months ended September 30, 2007 to moderately decrease as compared to the three months ended June 30, 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $4.8 million for the three months ended June 30, 2007, as compared to $3.5 million for the three months ended June 30, 2006, an increase of approximately $1.3 million or 38.2%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $1.0 million and marketing expenses which increased by approximately $0.1 million. Stock-based compensation expense included in sales and marketing expenses was approximately $0.4 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenue, sales and marketing expenses were 21.1% for the three months ended June 30, 2007, consistent with the 21.3% for the three months ended June 30, 2006. We expect that sales and marketing expenses in the three months ended September 30, 2007, will be relatively consistent in absolute dollars with the three months ended June 30, 2007. As a percentage of revenue, we expect sales and marketing expenses in the three months ended September 30, 2007 to moderately decrease as compared to the three months ended June 30, 2007.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $3.3 million for the three months ended June 30, 2007, as compared to $2.6 million for the three months ended June 30, 2006, an increase of approximately $0.7 million or 27.0%. The increase is primarily due to an increase in compensation related expenses which increased by approximately $0.4 million and an increase in third party professional fees which increased by approximately $0.2 million. Stock-based compensation expense included in general and administrative expenses was approximately $0.9 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expenses were 14.2% for the three months ended June 30, 2007, as compared to 15.6% for the three months ended June 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended June 30, 2007, offset, to a certain extent, by the increase in compensation expense. We expect that general and administrative expenses in the three months ended September 30, 2007, will increase in absolute dollars due primarily to integration fees related to the acquisition of Authorize.Net. As a percentage of revenue, we expect general and administrative expenses in the three months ended September 30, 2007, to increase as compared to the three months ended June 30, 2007.

Other Income. Other income for the three months ended June 30, 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $36,000, offset by other miscellaneous losses of approximately $17,000.

Interest Income. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.7 million for the three months ended June 30, 2007 as compared to $0.6 million for the three months ended June 30, 2006. The increase is primarily due to an increase in average balances of cash, cash equivalents and short-term investments during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 as a result of our income from operations in the twelve months ended June 30, 2007 and slightly higher investment yields. We expect interest income to increase in the three months ended September 30, 2007 due to anticipated higher cash, cash equivalents and short-term investment balances.

Income Tax Provision. We recorded a provision for income tax expense of $0.1 million, or an effective tax rate of 34%, for the three months ended June 30, 2007, as compared to $0.5 million, or an effective tax rate of 40%, for the three months ended June 30, 2006. The decrease in our provision for income taxes is primarily due to decreases in federal and state income taxes, driven by lower taxable income period over period and proportionately more earnings expected to be realized in jurisdictions with lower statutory tax rates. There were no significant discrete items that impacted the effective tax rate in the three months ended June 30, 2007 and 2006.

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

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Revenues. Revenues were $45.0 million for the six months ended June 30, 2007, as compared to $32.0 million for the six months ended June 30, 2006, an increase of approximately $13.0 million or 40.8%. Transaction and support revenues were $42.0 million for the six months ended June 30, 2007, as compared to $28.1 million for the six months ended June 30, 2006, an increase of approximately $13.9 million or 49.6%. Approximately 60% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended June 30, 2007. We processed approximately 533.4 million transactions during the six months ended June 30, 2007, as compared to approximately 395.1 million processed during the six months ended June 30, 2006. Global acquiring revenues represented approximately 42.7% of our transaction and support revenues for the six months ended June 30, 2007, as compared to 34.5% for the six months ended June 30, 2006. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. Enterprise software license and maintenance revenues were $1.3 million during the six months ended June 30, 2007, as compared to $1.5 million for the six months ended June 30, 2006, a decrease of approximately $0.3 million or 18.0%. The decrease in software license and maintenance revenues was due primarily to a decrease in the number of new license agreements entered into during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006. Professional services revenues decreased to $1.7 million for the six months ended June 30, 2007, a decrease of approximately 26.5%, as compared to $2.3 million for the six months ended June 30, 2006, due to a general decrease in demand for professional services projects that occurred during the six months ended June 30, 2007. No customer accounted for more than 10.0% of our revenues during the six months ended June 30, 2007 and 2006.

Cost of Revenues. Transaction and support cost of revenues was $23.4 million or 55.6% of transaction and support revenues for the six months ended June 30, 2007, as compared to $13.5 million or 48.1% of transaction and support revenues for the six months ended June 30, 2006. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. As the gross margins from our global acquiring services business are significantly lower than our historical transaction and support gross margins, we expect our overall gross margins to continue to decrease as our global acquiring services revenues increase in the future. Enterprise software cost of revenues was $0.1 million or 10.6% of enterprise software revenues for the six months ended June 30, 2007, consistent with the $0.1 million or 7.4% of enterprise software revenues for the six months ended June 30, 2006. Professional services cost of revenues was $0.8 million or 49.4% of professional services revenues for the six months ended June 30, 2007, as compared to $1.2 million or 52.8% of professional services revenues for the six months ended June 30, 2006. The decrease in absolute dollars is primarily due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects during the six months ended June 30, 2007. The decrease in professional services cost of revenues as a percentage of professional services revenues is primarily due to an increase in higher-margin projects during the six months ended June 30, 2007.

Product Development. Product development expenses were $5.5 million for the six months ended June 30, 2007, as compared to $4.4 million for the six months ended June 30, 2006, an increase of approximately $1.1 million or 25.1%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.6 million and product development expenses related to BidPay which increased by approximately $0.2 million. Stock-based compensation expense included in product development expenses was approximately $0.5 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. As a percentage of revenue, product development expenses decreased to 12.2% in the six months ended June 30, 2007 as compared to 13.7% for the six months ended June 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers, offset, to a certain extent, by the increase in compensation expense during the six months ended June 30, 2007.

Sales and Marketing. Sales and marketing expenses were $9.2 million for the six months ended June 30, 2007, as compared to $6.9 million for the six months ended June 30, 2006, an increase of approximately $2.3 million or 33.3%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $2.0 million and marketing expenses which increased by approximately $0.1 million. Stock-based compensation expense included in sales and marketing expenses was approximately $0.6 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively. As a percentage of revenue, sales and marketing expenses decreased to 20.4% in the six months ended June 30, 2007, as compared to 21.6% for the six months ended June 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the six months ended June 30, 2007, offset, to a certain extent, by the increase in compensation and marketing expenses.

General and Administrative. General and administrative expenses were $6.0 million for the six months ended June 30, 2007, as compared to $4.5 million for the six months ended June 30, 2006, an increase of approximately $1.5 million or 34.4%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $1.0 million and an increase in third party professional fees which increased by approximately $0.2 million. Stock-based compensation expense included in general and administrative expenses was approximately $1.6 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expenses decreased to 13.4% in the six months ended June 30, 2007 as compared to 14.1% for the six months ended June 30, 2006. The decrease is primarily due an increase in revenue from existing and new customers during the six months ended June 30, 2007, offset, to a certain extent, by the increases in compensation expense and third party professional fees.

Other Income. Other income for the six months ended June 30, 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $0.1 million, offset by other miscellaneous losses of approximately $17,000. Other income for the six months ended June 30, 2006 consists of settlement proceeds of $0.4 million we received for dismissing a lawsuit that we filed against CardSystems Solutions, Inc. in October 2005.

Interest Income. Interest income was $1.4 million for the six months ended June 30, 2007, as compared to $1.0 million for the six months ended June 30, 2006. The increase is due primarily to higher investment yields and higher average cash and short-term investment balances during the six months ended June 30, 2007.

Income Tax Provision. We recorded a provision for income tax expense of $0.5 million for the six months ended June 30, 2007 as compared to $1.1 million for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $61.2 million as of June 30, 2007 compared to $54.9 million as of December 31, 2006. Cash, cash equivalents and short-term investments increased by approximately $6.2 million from December 31, 2006 to June 30, 2007. The increase is primarily due to the following (in thousands):

	Six months Ended June 30,
	2007	2006
Cash provided by operating activities	$5,146	$4,855
Proceeds from issuance of common stock	2,163	2,773
Acquisition of BidPay	—	(1,990)
Payment of bonuses under company-wide bonus plan	(953)	(989)
Purchases of equipment	(812)	(1,063)
Repurchases of common stock	(363)	(1,123)

On June 17, 2007, we entered into an agreement to acquire Authorize.Net in a stock and cash transaction valued at approximately $565 million, as of the close of the Nasdaq Global Market System on June 15, 2007. Upon completion of the merger, Authorize.Net stockholders will receive 1.1611 shares of our common stock for each outstanding share of Authorize.Net common stock and their pro-rata share of approximately $125 million in the form of a cash payment.

The merger is subject to customary conditions to closing, including (i) the approval of the holders of our common stock, (ii) the approval of the holders of Authorize.Net’s common stock, (iii) the declaration by the Securities Exchange Commission that the joint proxy statement/prospectus is effective, (iv) the lapse of applicable waiting periods under the Hart-Scott-Rodino Act, (v) the absence of any material adverse effect with respect to each party’s business (in each case, subject to certain exceptions), and (vi) the approval of our common stock to be issued in the merger to be listed on Nasdaq.

We believe that our cash and short-term investment balances as of June 30, 2007 will be sufficient to meet our working capital and capital requirements for at least the next twelve months, including $23.6 million in severance costs and $4.6 million in direct transaction costs associated with our acquisition of Authorize.Net. See “Risk Factors” below for further detail regarding expenses related to the acquisition of Authorize.Net. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. Except for the Authorize.Net acquisition, we currently have no agreements or understandings with respect to any future investments. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of June 30, 2007, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$6,396	$1,218	$2,884	$2,229	$65

Total commitments	$6,396	$1,218	$2,884	$2,229	$65

Recent Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We must adopt these new requirements no later than the first quarter of 2008. We have not yet determined the effect on our consolidated financial statements, if any, of the adoption of SFAS 157, or if we will adopt the requirements prior to the first fiscal quarter of 2008.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that there was no change in our internal controls that occurred during the fiscal quarter ending June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against us, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against us is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, we, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of CyberSource and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from our insurers regarding recovery from the underwriter defendants and other consideration from us regarding our underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, we have informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. However, any direct financial impact of the proposed settlement is expected to be borne by our insurers.

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “‘154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by us with respect to our allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to our damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, we met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ‘154 Patent. On September 7, 2006, we filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending our deadline to file a notice of appeal. On October 30, 2006, we filed a notice of appeal. On December 22, 2006, we filed the appeal brief. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. Accordingly, the patent has been re-validated and we expect to receive a new patent certificate shortly. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

Other than the addition of risk factors related to our acquisition of Authorize.Net, there are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods.

RISKS RELATED TO THE ACQUISITION OF AUTHORIZE.NET

The Issuance of Shares of CyberSource Common Stock to Authorize.Net Stockholders in the Merger Will Substantially Reduce the Percentage Interests of CyberSource Stockholders

Following the merger, the issuance of additional shares of CyberSource common stock to Authorize.Net stockholders will cause a significant dilution of the interest of current CyberSource common stockholders. We anticipate that completion of the merger will result in the current holders of Authorize.Net’s equity securities owning approximately 46% of the combined company, based on the number of shares of Authorize.Net and CyberSource outstanding on June 30, 2007.

Sales of Substantial Amounts of Our Common Stock in the Open Market by Authorize.Net Stockholders Could Depress CyberSource’s Stock Price

Other than shares held by affiliates of Authorize.Net or us, shares of our common stock that are issued to stockholders of Authorize.Net, including those shares issued upon the exercise of outstanding options to purchase our common stock by Authorize.Net option holders, will be freely tradable by the stockholders of Authorize.Net without restrictions or further registration under the Securities Act.

As of July 15, 2007, we had approximately 35,438,087 common shares outstanding and approximately 7,859,414 common shares subject to outstanding options and other rights to purchase or acquire its shares. We currently expect that we will issue approximately 32,776,589 shares of our common stock to Authorize.Net stockholders pursuant to the merger based on the total issued and outstanding shares of Authorize.Net common stock as of June 30, 2007. In addition, we will assume outstanding options issued under the Authorize.Net stock option plan to acquire approximately 700,000 shares of our common stock at the closing of the merger.

If the merger with Authorize.Net closes and if Authorize.Net’s stockholders sell substantial amounts of our common stock in the public market following the transaction, including shares issued upon the exercise of outstanding options, the market price of our common stock may decrease. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Potential Customer, Merchant and Employee Uncertainty Related to the Merger Could Harm the Combined Company

Our potential customers or those of Authorize.Net may, in response to the merger, determine not to purchase services from us or Authorize.Net. Any such determinations not to purchase by our customers or Authorize.Net’s customers could seriously harm the business of the combined company. Similarly, our employees and Authorize.Net’s employees may experience uncertainty about their future role with the combined company. This may adversely affect the combined company’s ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm the combined company. Furthermore, certain Authorize.Net resellers may deem us as a competitor because we offer merchant acquiring services that may overlap with services offered by certain resellers.

We May Fail to Realize All of the Anticipated Benefits of the Merger, Which Could Adversely Affect the Value of Our Common Stock After the Merger

The merger involves the integration of CyberSource and Authorize.Net, two companies that have previously operated independently. We and Authorize.Net entered into the merger agreement with the expectation that, among other things, the merger would create opportunities to achieve cost savings and revenue synergies, to share technological developments and to achieve other synergistic benefits.

The success of the merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of CyberSource and Authorize.Net. We expect the combined company to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration. However, to realize these anticipated benefits, we must successfully combine the businesses of CyberSource and Authorize.Net. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to CyberSource’s and Authorize.Net’s existing businesses.

If the Merger is Not Consummated by November 30, 2007, Either we or Authorize.Net May Choose Not to Proceed With the Merger

Either we or Authorize.Net may terminate the merger agreement if the merger has not been completed by November 30, 2007, unless the terminating party failed to comply with any provision of the agreement and thereby caused, or materially contributed to, the failure of the merger to occur by that date.

We and Authorize.Net Will Incur Significant Costs in Connection With the Merger

We and Authorize.Net will incur substantial expenses related to the merger whether or not the merger is completed. We estimate that we will incur direct transaction costs of approximately $4.6 million associated with the merger, approximately $1.6 million of which are not contingent on the completion of the merger. Authorize.Net estimates that it will incur direct transaction costs of approximately $8.4 million. Moreover, in the event that the merger agreement is terminated, we may, under some circumstances, be required to pay Authorize.Net a $17 million termination fee.

In the event the merger is completed, we expect to incur significant additional expenses. We will make cash payments to certain Authorize.Net directors, officers and employees, relating to severance pay in cancellation of their options and other costs, in the aggregate amount of approximately $23.6 million, based on our closing stock price and the number of issued and outstanding shares of Authorize.Net common stock on June 15, 2007. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses including, among others, constraints arising under U.S. federal or state antitrust laws (such as limitations on sharing of information) that may prevent or hinder us from fully developing integration plans and constraints arising as a result of the regulatory approval process. Moreover, many of the expenses that will be incurred, by their nature, are impracticable to estimate at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue synergies related to the integration of the businesses following the completion of the merger. These integration expenses likely will result in us taking significant charges against earnings, both cash and non-cash, primarily from the amortization of intangibles following the completion of the merger. The amount and timing of any such charges are uncertain at present. In addition, there is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

Whether or Not the Merger is Completed, the Announcement and Pendency of the Merger Could Impact or Cause Disruptions in Our Business, Which Could Have a Material Adverse Effect on Our Results of Operations and Financial Condition

If the merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including:

•	the attention of our management may have been directed toward the completion of the merger and transaction-related considerations and may be diverted from our day-to-day business operations; and

•	customer perception may be negatively impacted, which could affect our ability to compete for, or to win, new and renewal business in the marketplace.

Any Delay in Completing the Merger May Reduce or Eliminate the Benefits Expected

In addition to the required regulatory approvals, the merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when these other conditions will be satisfied. Further, these conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. The following conditions, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before we and Authorize.Net are obligated to complete the merger:

•	the approval of the merger agreement by the holders of a majority of the outstanding shares of the common stock of Authorize.Net;

•

receipt of all requisite regulatory approvals (which must remain in full force and effect through the completion of the merger) and expiration of all statutory waiting periods in respect thereof without imposition of a condition on such approval that could have a material adverse effect on the combined company;

•	the absence of any statute, rule, regulation, judgment, decree, injunction or other order that prohibits or makes illegal the completion of the merger;

•

effectiveness of the registration statement filed with the Securities and Exchange Commission containing a joint proxy statement/prospectus to be sent to the CyberSource and Authorize.Net stockholders in connection with their respective stockholder meetings;

•	the shares of our common stock to be received by Authorize.Net stockholders in the merger are listed on the Nasdaq Global Market;

•	subject to specified materiality standards, the representations and warranties made by the other party (or parties) in the merger agreement must be true and correct; and

•	each party must have performed in all material respects all obligations required to be performed by it under the merger agreement at or before the completion of the merger.

Any delay in completing the merger could cause us not to realize some or all of the synergies that we expect to achieve if the merger is successfully completed within its expected timeframe.

If We are Not Successful in Integrating the Authorize.Net Business and Organization, the Anticipated Benefits of the Merger May Not be Realized

Historically, we and Authorize.Net have operated as independent companies and will do so until the completion of the merger. Achieving the anticipated benefits of the merger will depend, in part, on the integration of technology, operations and personnel of CyberSource and Authorize.Net. We cannot assure you that the integration will be successful or that the anticipated benefits of the merger will be fully realized. The challenges involved in this integration include the following:

•	persuading the employees that our and Authorize.Net’s business cultures are compatible and retaining the combined company’s key personnel;

•	maintaining the dedication of management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	maintaining management’s ability to focus on anticipating, responding to or utilizing changing technologies in the electronic payment industry;

•	maintaining Authorize.Net’s key reseller relationships;

•	demonstrating to customers that the merger will not result in adverse changes to the ability of the combined company to address the needs of customers of the loss of attention or business focus;

•	closing the Marlborough, Massachusetts office of Authorize.Net;

•	integrating the Utah and Washington offices of Authorize.Net into our corporate structure;

•	keeping existing independent sales organization channels intact; and

•	keeping and retaining key Authorize.Net employees after the merger.

It is not certain that we and Authorize.Net can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. In addition, we cannot assure you that there will not be substantial unanticipated costs associated with the integration process, that integration activities will not result in a decrease in revenues, a decrease in the value of our common stock, or that there will not be other material adverse effects from our integration efforts.

If we are unable to successfully integrate Authorize.Net, or if the benefits of the merger do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

Loss of Key Personnel Could Have a Material Adverse Effect on the Business and Results of Operations of the Combined Company

The success of the combined company after the merger will depend in part upon the ability of the combined company to retain key employees of both companies. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that we or Authorize.Net will be able to retain key employees. Loss of key personnel could have a material adverse effect on the business and results of operations of the combined company.

The Common Stock of the Combined Company May be Affected by Factors Different From Those Affecting the Price of CyberSource Common Stock or Authorize.Net Common Stock

On completion of the merger, holders of CyberSource common stock and Authorize.Net common stock will be holders of common stock of the combined company. As the current businesses of CyberSource and Authorize.Net are different, the results of operations as well as the price of common stock on completion of the merger may be affected by factors different than those factors affecting CyberSource and Authorize.Net as independent stand-alone entities. The combined company will face additional risks and uncertainties not otherwise facing each independent company in the merger.

The Combined Company Will Face Uncertainties Related to the Effectiveness of Internal Controls

Public companies in the United States are required to review their internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will achieve its stated goal under all potential future conditions, regardless of how remote.

Although each of our and Authorize.Net’s management has determined, and each of their respective independent registered public accounting firms have attested, that their respective internal controls were effective as of as of the end of their most recent fiscal years, there can be no assurance that the integration of CyberSource and Authorize.Net, and their respective internal control systems and procedures, will not result in or lead to a future material weakness in the combined company’s internal controls, or that the combined company or its independent registered public accounting firm will not identify a material weakness in the combined company’s internal controls in the future. A material weakness in internal controls over financial reporting would require management and the combined company’s independent public accounting firm to evaluate its internal controls as ineffective. If internal controls over financial reporting are not considered adequate, the combined company may experience a loss of public confidence, which could have an adverse effect on its business and stock price.

Internal Control Deficiencies or Weaknesses That are Not Yet Identified Could Emerge

Over time the combined company may identify and correct deficiencies or weaknesses in its internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified by us or Authorize.Net could emerge and the identification and correction of these deficiencies or weaknesses could have a material impact on the results of operations for the combined company.

Failure to Manage Future Growth Effectively May Have a Material Adverse Effect on the Combined Company’s Financial Condition and Results of Operations

In the event that the combined company experiences rapid growth in its operations, a significant strain may be placed upon management, administrative, operational and financial infrastructure. Its success will depend in part upon the ability of the executive officers to manage growth effectively. The combined company’s ability to grow also depends upon its ability to successfully hire, train, supervise and manage new employees, obtain financing for its capital needs, expand its systems effectively, allocate its human resources optimally, maintain clear lines of communication between its transactional and management functions and its finance and accounting functions, and manage the pressures on its management and administrative, operational and financial infrastructure. There can be no assurance that the combined company will be able to accurately anticipate and respond to the changing demands it will face as it integrates and continues to expand its operations, and it may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the future growth effectively could have a material adverse effect on the combined company’s business, financial condition and results of operations.

Charges to Earnings Resulting From the Application of the Purchase Method of Accounting Might Adversely Affect the Market Value of Our Common Stock Following the Merger

In accordance with United States generally accepted accounting principles (“GAAP”), the merger will be accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock following the completion of the merger. Under the purchase method of accounting, the total estimated purchase price will be allocated to Authorize.Net’s net tangible assets, identifiable intangible assets or expense for research and development based on their fair values as of the date of completion of the merger. Any excess of the purchase price over those fair values will be recorded as goodwill. The combined company will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, the combined company will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations.

We currently estimate that we will initially incur approximately $23 million of incremental annual amortization expense after completion of the merger. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of our common stock.

RISKS RELATED TO OUR BUSINESS

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech Solutions, First Data Corporation, iPayment Inc., and Royal Bank of Scotland. We also face competition from transaction service providers such as Authorize.Net (with whom we have entered into an agreement to acquire), PayPal, and Retail Decisions as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

We May Pursue Strategic Acquisitions and Our Business Could be Materially and Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For example, during the first quarter of 2006, we acquired BidPay.com with the view of participating in the payment market for online auctions, an area in which we do not have any experience. In addition, on June 17, 2007, we entered into an agreement to acquire Authorize.Net. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

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

Failure to identify fraudulent transactions or resolve disputes between users would increase BidPay.com’s losses. We have established systems and procedures designed to detect and reduce the impact of consumer and merchant fraud, but we cannot assure that these measures are or will be effective. During the second quarter of 2007, BidPay.com revenue was approximately $130,000 and generated losses. If BidPay.com’s revenue increases, our potential liability for such chargebacks also would increase.

There can be no assurance that we will be successful in this business. As of June 30, 2007, we had recorded intangible assets related to our acquisition of BidPay.com in March 2006, with a carrying value of approximately $2.8 million. If we are not successful, we will incur substantial charges as a result of exiting this business.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the second quarter of 2007, our global acquiring revenue represented approximately 42.8% of our transaction and support revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 9.7% and 10.5% of our revenues in the six months ended June 30, 2007 and 2006, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws in Europe;

•	the burden of complying with a variety of foreign laws; and

•	war, political or economic instability or constraints on international trade.

In addition, some software contains encryption technology that renders it subject to export restrictions and we may become liable to the extent we violate these restrictions. We might not successfully market, sell or distribute our products and services in local markets and we cannot be certain that one or more of these factors will not materially adversely affect our future international operations, and consequently, our business, financial condition and operating results.

Also, sales of our products and services conducted through our subsidiary in the United Kingdom are primarily denominated in pounds sterling. We may experience fluctuations in revenues or operating expenses due to fluctuations in the value of the pounds sterling relative to the U.S. Dollar. We do not currently enter into transactions with the specific purpose to hedge against currency exchange fluctuations.

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

We have included employee stock-based compensation costs in our results of operations for the three and six months ended June 30, 2007 and 2006, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. In addition, new regulations implemented by The Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 2007, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Can Be Terminated

In July 2001, we entered into an agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires in July 2008, but can be terminated by either party with ninety days prior written notice. Thereafter, the agreement renews automatically for additional periods of one year, unless terminated by either party.

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

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase additional shares of the Company’s common stock. During the period from April 1, 2007 through June 30, 2007, we repurchased 30,400 shares at an average price of $11.93 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (000’s)
April 1, 2007 to April 30, 2007	—	—	—	—
May 1, 2007 to May 31, 2007	—	—	—	—
June 1, 2007 to June 30, 2007	30,400	$11.93	30,400	$9,637

Total	30,400	$11.93	30,400	$9,637

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our Annual Meeting of Stockholders was held on May 17, 2007. The stockholders voted on proposals to:

1.	Elect six Directors of the Company to serve until the 2008 annual meeting of stockholders.

2.	Ratify the appointment of Ernst & Young, LLP as the independent auditors for the Company for the year ending December 31, 2007.

The proposals were approved by the following votes:

1.	Election of Directors

Nominee	For	Withheld
William S. McKiernan	30,163,920	3,517,843
John J. McDonnell, Jr.	33,035,298	646,465
Steven P. Novak	33,038,363	643,400
Richard Scudellari	26,690,056	6,991,707
Kenneth R. Thornton	33,038,363	643,400
Scott R. Cruickshank*	30,160,810	3,520,953

*	In conjunction with the execution of the merger agreement with Authorize.Net, Scott Cruickshank, President and Chief Operating Officer of CyberSource, resigned from his position as a member of the board of directors of CyberSource, effective on June 17, 2007.

2.	Ratify appointment of Ernst & Young, LLP

For	Against	Abstain
33,270,538	361,690	49,535

ITEM 5.	OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Exchange Act and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the second quarter of fiscal year 2007 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the second quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
3.1*(1)	Certificate of Incorporation of CyberSource Corporation, as amended.

3.2*(1)	CyberSource Corporation’s Bylaws, as amended.

3.3(2)	Amendment to the Bylaws.

3.4(3)	Amendment to the Bylaws.

3.5(4)	Amendment to the Bylaws.

3.6(5)	Amendment to the Bylaws.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 8, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 8, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Pellizzer, Vice President of Finance and Chief Financial Officer of the Registrant dated August 8, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-77545) filed on June 17, 1999.
(3)	Incorporated by reference to Exhibit No. 99.2 previously filed with the Company’s Current Report on Form 8-K filed on August 18, 2005.
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 5, 2006.
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 19, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: August 8, 2007	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)