Form 10-Q
period 2007-09-30
CYBERSOURCE CORP
filed 2007-11-07
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

(650) 965-6000

(Registrant’s Telephone Number, Including Area Code)

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

As of October 22, 2007, there were 35,290,083 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,955	$21,701
Short-term investments	25,181	33,243
Accounts receivable, net	11,058	9,614
Prepaid expenses and other current assets	2,859	1,823
Deferred income taxes	1,593	2,320

Total current assets	75,646	68,701
Property and equipment, net	5,835	3,618
Intangible assets, net	2,744	2,845
Non-current deferred income taxes, net	9,629	9,629
Other noncurrent assets	2,283	2,250

Total assets	$96,137	$87,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,153	$409
Other accrued liabilities	7,969	6,056
Deferred revenue	2,085	1,950

Total current liabilities	13,207	8,415

Stockholders’ equity:
Common stock	35	35
Additional paid-in capital	371,476	368,606
Accumulated other comprehensive income (loss)	137	(52)
Accumulated deficit	(288,718)	(289,961)

Total stockholders’ equity	82,930	78,628

Total liabilities and stockholders’ equity	$96,137	$87,043

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2006.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Transaction and support	$24,967	$15,928	$67,006	$44,034
Enterprise software	660	738	1,928	2,285
Professional services	919	693	2,630	3,022

Total revenues	26,546	17,359	71,564	49,341
Cost of revenues:
Transaction and support	14,457	8,353	37,810	21,859
Enterprise software	80	58	215	172
Professional services	520	362	1,365	1,591

Cost of revenues	15,057	8,773	39,390	23,622

Gross profit	11,489	8,586	32,174	25,719
Operating expenses:
Product development	3,134	2,433	8,617	6,816
Sales and marketing	4,800	3,740	13,998	10,639
General and administrative	3,856	2,585	9,903	7,084

Total operating expenses	11,790	8,758	32,518	24,539

Income (loss) from operations	(301)	(172)	(344)	1,180
Other income	85	—	157	400
Interest income	791	632	2,186	1,668

Income before income taxes	575	460	1,999	3,248
Income tax provision	228	174	756	1,297

Net income	$347	$286	$1,243	$1,951

Basic earnings per share	$0.01	$0.01	$0.04	$0.06

Diluted earnings per share	$0.01	$0.01	$0.03	$0.05

Weighted average number of shares used in computing basic earnings per share	35,215	34,764	35,167	34,534

Weighted average number of shares used in computing diluted earnings per share	37,029	37,945	37,352	37,337

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,243	$1,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,419	1,061
Income from investment in joint venture	(142)	—
Stock-based compensation	4,689	3,396
Loss on disposal of property and equipment	8	—
Changes in operating assets and liabilities:
Accounts receivable	(1,444)	285
Prepaid expenses and other current assets	(1,036)	1,060
Deferred income taxes	727	1,229
Other noncurrent assets	109	(852)
Accounts payable	2,744	120
Accrued liabilities	1,913	(208)
Deferred revenue	135	217

Net cash provided by operating activities	10,365	8,259
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,543)	(1,881)
Acquisition of BidPay.com	—	(1,990)
Purchases of short-term investments	(58,358)	(40,475)
Maturities of short-term investments	66,442	40,311

Net cash provided by (used in) investing activities	4,541	(4,035)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,213	3,981
Repurchase of common stock	(5,032)	(1,123)

Net cash provided by (used in) financing activities	(1,819)	2,858
Effect of exchange rate changes on cash	167	169

Increase in cash and cash equivalents	13,254	7,251
Cash and cash equivalents at beginning of period	21,701	14,383

Cash and cash equivalents at end of period	$34,955	$21,634

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ending December 31, 2006 with the Securities and Exchange Commission (“SEC”) on March 13, 2007, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which the Company adopted as of January 1, 2006, using the modified prospective method. The Company recognized stock-based compensation expense of $1.5 million and $1.3 million during the three months ended September 30, 2007 and 2006, respectively, and $4.7 million and $3.4 million during the nine months ended September 30, 2007 and 2006, respectively.

Stock Options

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the grant date. Options generally vest monthly over a four year period beginning from the grant date, and generally expire six to ten years from the grant date. Options granted to non-employee directors generally become vested nine to twelve months from the grant date. Nearly all outstanding stock options are non-qualified stock options.

A summary of the Company’s stock option activity during the nine months ended September 30, 2007 is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2006	7,500,916	$7.37
Granted	1,186,000	12.35
Exercised	(762,994)	4.10
Forfeited	(270,113)	10.53

Outstanding as of September 30, 2007	7,653,809	$8.35	4.80	$31,927,869

Vested and expected to vest as of September 30, 2007	7,068,828	$8.23	4.77	$30,735,687
Exercisable as of September 30, 2007	4,359,688	$7.24	4.46	$25,078,114

During the three and nine months ended September 30, 2007, the total intrinsic value of stock options exercised was approximately $2.0 million and $6.5 million, respectively. During the three and nine months ended September 30, 2006, the total intrinsic value of stock options exercised was approximately $1.5 million and $6.0 million, respectively. As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $12.9 million, which is expected to be recognized over a weighted average period of approximately 2.71 years. During the three and nine months ended September 30, 2007, the total cash received from the exercise of stock options was approximately $1.1 million and $3.2 million, respectively. During the three and nine months ended September 30, 2006, the total cash received from the exercise of stock options was approximately $1.2 million and $4.0 million, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For stock options granted during the three and nine months ended September 30, 2007 and 2006, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.63%	4.69%	4.47%-4.74%	4.64%-4.69%
Dividend yield	—	—	—	—
Volatility	0.55	0.61	0.51-0.58	0.61-0.64
Expected life (years)	3.46	2.96	3.46	2.96

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock over the expected life of the options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. The Company has not paid dividends in the past and does not expect to pay any dividends in the near future.

The weighted average fair value of options granted was $5.48 and $4.57 per share for options granted during the three months ended September 30, 2007 and 2006, respectively. The weighted average fair value of options granted was $5.49 and $5.02 per share for options granted during the nine months ended September 30, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Company granted 100,000 restricted shares at a weighted average grant date fair value of $10.46. No shares have vested as of September 30, 2007.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company concluded that there were no identifiable factors that would limit the useful life of the BidPay trade name and that it intends to use the BidPay trade name indefinitely. As a result, the Company assigned an indefinite useful life to the BidPay trade name and therefore, is not amortizing the portion of the purchase price allocated to the trade name. As required by SFAS 142, the Company performed its annual impairment analysis related to the BidPay trade name to determine the fair value of the indefinite-lived intangible asset as of July 31, 2007. Based on the analysis, the Company determined that the fair value of the trade name exceeded the carrying value and therefore, no impairment existed as of the date of the impairment review. The

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company is also required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to review its remaining intangible assets for impairment as impairment indicators arise. To date, no impairment charges have been recognized against the remaining BidPay intangible assets. The Company recorded approximately $33,000 and $101,000 of amortization expense related to intangible assets in the three and nine months ended September 30, 2007, respectively, and $49,000 and $79,000 in the three and nine months ended September 30, 2006, respectively.

Estimated future amortization expense for the intangible assets recorded on the Company’s September 30, 2007 balance sheet is as follows (in thousands):

Remainder of 2007	$34
2008	134
2009	60
2010	45
2011	45
2012	8

Total	$326

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

Authorize.Net Holdings, Inc.

On November 1, 2007, the Company completed its acquisition of Authorize.Net Holdings, Inc. (“Authorize.Net”) for an estimated purchase price of $662 million consisting of CyberSource common stock and cash. On November 1, 2007, each Authorize.Net common share outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.1611 shares of CyberSource common stock and a pro-rata share of $125 million in cash. The Company issued approximately 33 million shares of CyberSource common stock and approximately $125 million of cash in exchange for approximately 28 million shares of Authorize.Net common stock outstanding immediately prior to the merger. The Company assumed options to purchase approximately 800,000 shares of CyberSource common stock. The acquisition will be accounted for using the purchase method of accounting. To date, the Company has incurred approximately $1.2 million in direct costs associated with the merger which will be capitalized as part of the total purchase price.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Prepaid expenses	$894	$1,253
Prepaid acquisition costs	1,139	—
Acquiring receivable	706	441
Value added taxes receivable	66	119
Other current assets	54	10

Total prepaid expenses and other current assets	$2,859	$1,823

Other non-current assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Prepaid rent	$1,673	$1,968
Deposits	324	225
Other non-current assets	286	57

Total other non-current assets	$2,283	$2,250

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other accrued liabilities consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Employee benefits and related expenses	$3,262	$3,167
Accrued cost of revenues	1,906	1,617
Other liabilities	2,801	1,272

Total other accrued liabilities	$7,969	$6,056

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

The following tables present revenues and cost of revenues by the Company’s three reportable segments for the three and nine months ended September 30, 2007 and 2006. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income, income taxes, capital expenditures or identifiable assets by its segments to the CEO. The Company’s CEO reviews the revenues and cost of revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by and reported to the CEO on a consolidated basis. Revenues and cost of revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Transaction and support	$24,967	$15,928	$67,006	$44,034
Enterprise software	660	738	1,928	2,285
Professional services	919	693	2,630	3,022

Total revenues	$26,546	$17,359	$71,564	$49,341

Cost of revenues:
Transaction and support	$14,457	$8,353	$37,810	$21,859
Enterprise software	80	58	215	172
Professional services	520	362	1,365	1,591

Total cost of revenues	$15,057	$8,773	$39,390	$23,622

One customer accounted for 11% of the Company’s revenues during the three months ended September 30, 2007. No customer accounted for more than 10% of the Company’s revenues during the three months ended September 30, 2006 and during the nine months ended September 30, 2007 and 2006.

5. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$347	$286	$1,243	$1,951
Change in cumulative translation adjustment	68	3	167	169
Unrealized gain on short-term investments	14	7	22	35

Comprehensive income	$429	$296	$1,432	$2,155

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

7. COMMON STOCK REPURCHASE PROGRAM

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase shares of the Company’s common stock. During the period beginning January 30, 2007 and ended September 30, 2007, the Company repurchased 420,800 shares at an average price of $11.96 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

On February 7, 2006, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on February 10, 2006 to repurchase shares of the Company’s common stock. During the period from February 10, 2006 through January 29, 2007, the Company repurchased 268,005 shares at an average price of $9.18 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares. For the period beginning January 30, 2007 through February 9, 2007, the common stock repurchase program authorized on February 7, 2006 was superseded by the common stock repurchase program authorized on January 24, 2007.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2007.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of September 30, 2007, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company did not have any amounts of unrecognized tax benefits as of January 1, 2007 (adoption date) and September 30, 2007. Also, the Company did not have any amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 159 and its potential effect on its future financial statements.

11. SUBSEQUENT EVENTS

In connection with the special meeting held to approve the acquisition of Authorize.Net which is discussed in Note 2 above, on October 23, 2007, the stockholders of the Company also approved an amendment to its Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock , par value $0.001, from 50 million to 125 million and an amendment to its Amended and Restated 1999 Stock Option Plan to extend the plan for an additional three years and to increase the number of shares reserved for this plan from 11.0 million to 15.5 million shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our statement that we do not expect to pay any dividends in the near future; (b) our expectation to recognize stock-based compensation expense related to non-vested stock options over a weighted average period of approximately 2.71 years; (c) our expectation that, without taking into account the Authorize.Net acquisition, our effective tax rate in 2007 will be approximately 38%; (d) our estimated amortization expense for our intangible assets; (e) our belief that cash and short-term investment balances as of September 30, 2007 will be sufficient to meet our working capital and capital requirements for at least the next twelve months, including $29.4 million in severance costs and $4.6 million in direct transaction costs associated with our acquisition of Authorize.Net, and also taking into account the anticipated cash balances of Authorize.Net; (f) our conclusion that, due to the nature of our short-term investments, there is no material market risk exposure with respect to such investments; (g) our belief that if we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed; (h) our expectation that, without taking into account the Authorize.Net acquisition, product development expenses in the three months ended December 31, 2007 will moderately decrease as compared to the three months ended September 30, 2007, and that, without taking into account the Authorize.Net acquisition, as a percentage of revenue, product development expenses in the three months ended December 31, 2007 will moderately decrease as compared to the three months ended September 30, 2007; (i) our expectation that, without taking into account the Authorize.Net acquisition, sales and marketing expenses for the three months ended December 31, 2007 will be relatively consistent in absolute dollars as compared to the three months ended September 30, 2007, and, as a percentage of revenue, we expect that, without taking into account the Authorize.Net acquisition, sales and marketing expenses in the three months ended December 31, 2007 to moderately decrease as compared to the three months ended September 30, 2007; (j) our expectation that, without taking into account the Authorize.Net acquisition, general and administrative expenses in the three months ended December 31, 2007 will decrease in absolute dollars due primarily to a decrease in third party professional fees, and that, without taking into account the Authorize.Net acquisition, as a percentage of revenue, we expect general and administrative expenses in the three months ended December 31, 2007, to decrease as compared to the three months ended September 30, 2007; (k) our future minimum lease payments; (l) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance; (m) our expectation that quarterly results will fluctuate significantly; (n) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (o) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (p) our expectation that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition; (q) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (r) statements regarding our future growth also depending in part on our proprietary technology and licensed technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing products and services; (s) statements regarding the use of and interest in the Internet; (t) statements regarding the increase in the significance of the Internet as a commercial marketplace; (u) the statement regarding our belief that our fraud screen service may require us to comply with the Fair Credit Reporting Act; (v) statements regarding our belief that the potential adverse effects of the proposed settlement of the pending class action lawsuits involving stock issued or traceable to the Company’s initial public offering would be borne by insurers; (w) statements regarding our belief that litigation outcomes of class action lawsuits and other claims will not have a material effect on our consolidated financial condition, results of operations or cash flows; (x) our belief that an adverse outcome in a lawsuit relating to the ‘154 Patent will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (y) our statement regarding a reduction to income tax expense recorded in the future resulting from realizing deferred tax assets; (z) our belief that our future success will depend upon our ability to retain our key management personnel; (aa) our belief that if BidPay.com’s revenue increases, our potential liability for chargebacks also would increase; (bb) our expectation that we will recognize stock-based compensation expense over the requisite service period of the award; (cc) our expectation that interest income in the three months ended December 31, 2007 will decrease due to anticipated lower cash, cash equivalents and short-term investment balances, resulting from cash used in the acquisition of Authorize.Net; (dd) our belief that if we are not successful in the payment market for online auctions, we will incur substantial charges as a result of exiting this business; (ee) our expectation that competition will intensify in the future; (ff) our belief that periodic interruptions will continue to occur from time to time; (gg) that we currently estimate that we will initially incur approximately $23 million of incremental annual amortization expense from the merger; (hh) our expectation that the success of the Authorize.Net merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of the two former companies; (ii) that the success of the combined company following the merger will depend in part upon the ability of the combined company to retain key employees of both former companies; (jj) our expectation that we will use the BidPay trade name indefinitely; (kk) our expectation that due to the PTO’s issuance of a “Notice of Intent to Issue Reexam Certificate,” we will receive a new patent certificate shortly; (ll) our expectation that the Authorize.Net merger will create opportunities to achieve cost savings and revenue synergies, to share technological developments and to achieve other synergistic benefits; and (mm) the expectation that, in accordance with United States generally accepted accounting principles (“GAAP”), the Authorize.Net merger will be accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2007 (SEC File No. 000-26477).

OVERVIEW

We derive our revenues from monthly commerce transaction processing fees and global acquiring fees, support service fees, professional services and the sale of enterprise software licenses and related maintenance. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Professional services revenue and support service fees are recognized as the related services are provided and costs are incurred. Enterprise software license revenue is recognized when the contract is signed, the software is delivered and the fee is fixed or determinable, and collectibility is reasonably assured. Enterprise software maintenance revenue is recognized ratably over the term of the maintenance period. For the three months ended September 30, 2007, one customer accounted for 11% of revenues. No customer accounted for more than 10% of revenues during the three months ended September 30, 2006 and during the nine months ended September 30, 2007 and 2006.

Authorize.Net Acquisition

On November 1, 2007, we completed our acquisition of Authorize.Net for an estimated purchase price of $662 million consisting of CyberSource common stock and cash. On November 1, 2007, each Authorize.Net common share outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.1611 shares of CyberSource common stock and a pro-rata share of $125 million in cash. We issued approximately 33 million shares of CyberSource common stock and approximately $125 million of cash in exchange for approximately 28 million shares of Authorize.Net common stock outstanding immediately prior to the merger. We assumed options to purchase approximately 800,000 shares of CyberSource common stock. The acquisition will be accounted for using the purchase method of accounting. To date, we have incurred approximately $1.2 million in direct costs associated with the merger which will be capitalized as part of the total purchase price.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 6 of the notes to our condensed consolidated financial statements, as of September 30, 2007, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $12.9 million, which is expected to be recognized over a weighted average period of approximately 2.71 years.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we concluded that there were no identifiable factors that would limit the useful life of the BidPay trade name and that we intends to use the BidPay trade name indefinitely. As a result, we assigned an indefinite useful life to the BidPay trade name and therefore, are not amortizing the portion of the purchase price allocated to the trade name. As required by SFAS 142, we performed our annual impairment analysis related to the BidPay trade name to determine the fair value of the indefinite-lived intangible asset as of July 31, 2007. Based on the analysis, we determined that the fair value of the trade name exceeded the carrying value and therefore, no impairment existed as of the date of the impairment review. We are also required under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) to review our remaining intangible assets for impairment as impairment indicators arise. To date, no impairment charges have been recognized against the remaining BidPay intangible assets. As of September 30, 2007, we had recorded intangible assets related to our acquisition of BidPay.com (“BidPay”) in March 2006, with a carrying value of approximately $2.7 million. To evaluate potential impairment, SFAS 142 and SFAS 144 requires us to assess whether the future cash flows related to these assets will be greater than their carrying value at the time of the test. Accordingly, while our cash flow assumptions are consistent with the plans and estimates we are using to manage the underlying businesses, there is significant judgment in determining the cash flows attributable to our intangible assets over their respective estimated useful lives.

We are required to periodically evaluate our intangible asset balances for impairment. If we incur impairments to our intangible assets, it could have an adverse impact on our future earnings.

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.7	50.5	55.0	47.9

Gross profit	43.3	49.5	45.0	52.1
Operating expenses:
Product development	11.8	14.0	12.1	13.8
Sales and marketing	18.1	21.6	19.6	21.6
General and administrative	14.5	14.9	13.8	14.3

Total operating expenses	44.4	50.5	45.5	49.7

Income (loss) from operations	(1.1)	(1.0)	(0.5)	2.4
Interest and other income	3.3	3.6	3.3	4.2

Income before income taxes	2.2	2.6	2.8	6.6
Income tax provision	0.9	1.0	1.1	2.6

Net income	1.3%	1.6%	1.7%	4.0%

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues. Revenues were $26.5 million for the three months ended September 30 2007, as compared to $17.4 million for the three months ended September 30, 2006, an increase of approximately $9.2 million or 52.9%. Transaction and support revenues were $25.0 million for the three months ended September 30, 2007, as compared to $15.9 million for the three months ended September 30, 2006, an increase of approximately $9.0 million or 56.7%. Approximately 45% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended September 30, 2007. Global acquiring revenues represented 48.0% of our transaction and support revenues for the three months ended September 30, 2007, as compared to 36.7% for the three months ended September 30, 2006. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services. We processed approximately 287.0 million transactions during the three months ended September 30, 2007, as compared to approximately 203.9 million transactions processed during the three months ended September 30, 2006. Enterprise software license and maintenance revenues were $0.7 million during the three months ended September 30, 2007, consistent with the $0.7 million in the three months ended September 30, 2006. Professional services revenues were $0.9 million for the three months ended September 30, 2007, as compared to $0.7 million for the three months ended September 30, 2006, an increase of approximately $0.2 million or 32.6%. The increase in professional services revenues is primarily due to a general increase in demand for professional services projects that occurred during the three months ended September 30, 2007. One customer accounted for 11% of our revenues during the three months ended September 30, 2007. No customer accounted for more than 10% of our revenues during the three months ended September 30, 2006.

Cost of Revenues. Transaction and support cost of revenues consists primarily of costs incurred in the delivery of commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Transaction and support cost of revenues was $14.5 million or 57.9% of transaction and support revenues for the three months ended September 30, 2007, as compared to $8.4 million or 52.4% of transaction and support revenues for the three months ended September 30, 2006. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. Enterprise software cost of revenues is composed of customer support personnel costs, third party fees and fulfillment costs. Enterprise software cost of revenues was $0.1 million or 12.1% of enterprise software revenues for the three months ended September 30, 2007, consistent with the $0.1 million or 7.9% of enterprise software revenues for the three months ended September 30, 2006. Professional services cost of revenues consists principally of personnel-related costs and expenses, and a portion of allocated overhead costs related to providing professional services. Professional services cost of revenues was $0.5 million or 56.6% of professional services revenues for the three months ended September 30, 2007, as compared to $0.4 million or 52.2% of professional services revenues for the three months ended September 30, 2006. The increase in absolute dollars is primarily due to higher personnel-related costs resulting from an increase in personnel necessary to support our professional services projects during the three months ended September 30, 2007. Included in cost of revenues for the three months ended September 30, 2007 and 2006, is approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the maintenance of existing services as well as research, design and development of new services and, to a lesser extent, facility costs and related overhead. Product development expenses were $3.1 million for the three months ended September 30, 2007, as compared to $2.4 million for the three months ended September 30, 2006, an increase of approximately $0.7 million or 28.8%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.5 million. Stock-based compensation expense included in product development expenses was approximately $0.3 million and $0.2 million for the three months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, product development expenses decreased to 11.8% in the three months ended September 30, 2007, as compared to 14.0% for the three months ended September 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended September 30, 2007, offset, to a certain extent, by the increase in compensation expense. Without taking into account the Authorize.Net acquisition, we expect product development expenses in the three months ended December 31, 2007 will be relatively consistent in absolute dollars with the three months ended September 30, 2007. As a percentage of revenue, without taking into account the Authorize.Net acquisition, we expect product development expenses in the three months ended December 31, 2007 to moderately decrease as compared to the three months ended September 30, 2007.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, market research and advertising costs and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $4.8 million for the three months ended September 30, 2007, as compared to $3.7 million for the three months ended September 30, 2006, an increase of approximately $1.1 million or 28.3%. The increase is primarily due to an increase in headcount and related compensation expense which increased by approximately $0.8 million and marketing expenses which increased by approximately $0.1 million. Stock-based compensation expense included in sales and marketing expenses was approximately $0.3 million for the three months ended September 30, 2007 and 2006. As a percentage of revenue, sales and marketing expenses decreased to 18.1% for the three months ended September 30, 2007, as compared to the 21.6% for the three months ended September 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the three months ended September 30, 2007, offset, to a certain extent, by the increase in compensation expense. Without taking into account the Autorize.Net acquisition, we expect that sales and marketing expenses in the three months ended December 31, 2007, will be relatively consistent in absolute dollars with the three months ended September 30, 2007. As a percentage of revenue, without taking into account the Authorize.Net acquisition, we expect sales and marketing expenses in the three months ended December 31, 2007 to moderately decrease as compared to the three months ended September 30, 2007.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $3.9 million for the three months ended September 30, 2007, as compared to $2.6 million for the three months ended September 30, 2006, an increase of approximately $1.3 million or 49.2%. The increase is primarily due to an increase in third party professional fees, including integration fees related to the acquisition of Authorize.Net, which increased by approximately $0.9 million and an increase in compensation related expenses which increased by approximately $0.1 million. Stock-based compensation expense included in general and administrative expenses was approximately $0.7 million for the three months ended September 30, 2007 and 2006. As a percentage of revenue, general and administrative expenses were 14.5% for the three months ended September 30, 2007, consistent with the 14.9% for the three months ended September 30, 2006. Without taking into account the Authorize.Net acquisition, we expect that general and administrative expenses in the three months ended December 31, 2007, will decrease in absolute dollars due primarily to a decrease in third party professional fees. As a percentage of revenue, without taking into account the Authorize.Net acquisition, we expect general and administrative expenses in the three months ended December 31, 2007, to decrease as compared to the three months ended September 30, 2007.

Other Income. Other income for the three months ended September 30, 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $59,000 and other miscellaneous gains of approximately $26,000.

Interest Income. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.8 million for the three months ended September 30, 2007 as compared to $0.6 million for the three months ended September 30, 2006. The increase is primarily due to an increase in average balances of cash, cash equivalents and short-term investments during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 as a result of our income from operations in the twelve months ended September 30, 2007 and slightly higher investment yields. We expect interest income in the three months ended December 31, 2007 will decrease due to anticipated lower cash, cash equivalents and short-term investment balances, resulting from cash used in the acquisition of Authorize.Net.

Income Tax Provision. We recorded a provision for income tax expense of $0.2 million, or an effective tax rate of 39%, for the three months ended September 30, 2007, as compared to $0.2 million, or an effective tax rate of 38%, for the three months ended September 30, 2006. The increase in our provision for income taxes is primarily due to increases in federal and state income taxes, driven by higher taxable income period over period and proportionately less earnings expected to be realized in jurisdictions with lower statutory tax rates. There were no significant discrete items that impacted the effective tax rate in the three months ended September 30, 2007 and 2006.

Without taking into account the Authorize.Net acquisition, we expect our effective tax rate in 2007 to be approximately 38%. However, our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities.

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

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Revenues. Revenues were $71.6 million for the nine months ended September 30, 2007, as compared to $49.3 million for the nine months ended September 30, 2006, an increase of approximately $22.2 million or 45.0%. Transaction and support revenues were $67.0 million for the nine months ended September 30, 2007, as compared to $44.0 million for the nine months ended September 30, 2006, an increase of approximately $23.0 million or 52.2%. Approximately 60% of the increase in transaction and support revenues was from existing customers, primarily resulting from an increase in global acquiring services as well as an increase in transaction volumes processed. The remaining increase in transaction and support revenues was from new customers that entered into contracts during the twelve months ended September 30, 2007. We processed approximately 820.4 million transactions during the nine months ended September 30, 2007, as compared to approximately 599.0 million processed during the nine months ended September 30, 2006. Global acquiring revenues represented approximately 44.7% of our transaction and support revenues for the nine months ended September 30, 2007, as compared to 35.3% for the nine months ended September 30, 2006. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. Enterprise software license and maintenance revenues were $1.9 million during the nine months ended September 30, 2007, as compared to $2.3 million for the nine months ended

September 30, 2006, a decrease of approximately $0.4 million or 15.6%. The decrease in software license and maintenance revenues was due primarily to a decrease in the number of new license agreements entered into during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Professional services revenues decreased to $2.6 million for the nine months ended September 30, 2007, a decrease of approximately 13.0%, as compared to $3.0 million for the nine months ended September 30, 2006, due to a general decrease in demand for professional services projects that occurred during the nine months ended September 30, 2007. No customer accounted for more than 10.0% of our revenues during the nine months ended September 30, 2007 and 2006.

Cost of Revenues. Transaction and support cost of revenues was $37.8 million or 56.4% of transaction and support revenues for the nine months ended September 30, 2007, as compared to $21.9 million or 49.6% of transaction and support revenues for the nine months ended September 30, 2006. The increase in absolute dollars and as a percentage of transaction and support revenues is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. Enterprise software cost of revenues was $0.2 million or 11.2% of enterprise software revenues for the nine months ended September 30, 2007, consistent with the $0.2 million or 7.5% of enterprise software revenues for the nine months ended September 30, 2006. Professional services cost of revenues was $1.4 million or 51.9% of professional services revenues for the nine months ended September 30, 2007, as compared to $1.6 million or 52.6% of professional services revenues for the nine months ended September 30, 2006. The decrease in absolute dollars is primarily due to lower personnel-related costs resulting from a decrease in personnel necessary to support our professional services projects during the nine months ended September 30, 2007. Included in cost of revenues for the nine months ended September 30, 2007 and 2006, is approximately $0.6 million and $0.3 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses were $8.6 million for the nine months ended September 30, 2007, as compared to $6.8 million for the nine months ended September 30, 2006, an increase of approximately $1.8 million or 26.4%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense which increased by approximately $1.1 million and product development expenses related to BidPay which increased by approximately $0.4 million. Stock-based compensation expense included in product development expenses was approximately $0.8 million and $0.6 million for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, product development expenses decreased to 12.1% in the nine months ended September 30, 2007 as compared to 13.8% for the nine months ended September 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers, offset, to a certain extent, by the increase in compensation expense during the nine months ended September 30, 2007.

Sales and Marketing. Sales and marketing expenses were $14.0 million for the nine months ended September 30, 2007, as compared to $10.6 million for the nine months ended September 30, 2006, an increase of approximately $3.4 million or 31.6%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $2.8 million and marketing expenses which increased by approximately $0.2 million. Stock-based compensation expense included in sales and marketing expenses was approximately $1.0 million and $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, sales and marketing expenses decreased to 19.6% in the nine months ended September 30, 2007, as compared to 21.6% for the nine months ended September 30, 2006. The decrease is primarily due to the increase in revenue from existing and new customers during the nine months ended September 30, 2007, offset, to a certain extent, by the increase in compensation and marketing expenses.

General and Administrative. General and administrative expenses were $9.9 million for the nine months ended September 30, 2007, as compared to $7.1 million for the nine months ended September 30, 2006, an increase of approximately $2.8 million or 39.8%. The increase in absolute dollars is primarily due to an increase in third party professional fees which increased by approximately $1.2 million and an increase in headcount and related compensation expense of approximately $1.1 million. Stock-based compensation expense included in general and administrative expenses was approximately $2.3 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expenses decreased to 13.8% in the nine months ended September 30, 2007 as compared to 14.3% for the nine months ended September 30, 2006. The decrease is primarily due an increase in revenue from existing and new customers during the nine months ended September 30, 2007, offset, to a certain extent, by the increases in third party professional fees and compensation expense.

Other Income. Other income for the nine months ended September 30, 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $0.1 million and other miscellaneous income of approximately $14,000. Other income for the nine months ended September 30, 2006 consists of settlement proceeds of $0.4 million we received for dismissing a lawsuit that we filed against CardSystems Solutions, Inc. in October 2005.

Interest Income. Interest income was $2.2 million for the nine months ended September 30, 2007, as compared to $1.7 million for the nine months ended September 30, 2006. The increase is due primarily to higher investment yields and higher average cash and short-term investment balances during the nine months ended September 30, 2007.

Income Tax Provision. We recorded a provision for income tax expense of $0.8 million for the nine months ended September 30, 2007 as compared to $1.3 million for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash, cash equivalents and short-term investments were $60.1 million as of September 30, 2007 compared to $54.9 million as of December 31, 2006. Cash, cash equivalents and short-term investments increased by approximately $5.2 million from December 31, 2006 to September 30, 2007. The increase is primarily due to the following (in thousands):

	Nine Months Ended September 30,_
	2007	2006
Cash provided by operating activities	$10,365	$8,259
Proceeds from issuance of common stock	3,213	3,981
Acquisition of BidPay	—	(1,990)
Payment of bonuses under company-wide bonus plan	(953)	(989)
Purchases of equipment	(3,543)	(1,881)
Repurchases of common stock	(5,032)	(1,123)

We believe that our cash and short-term investment balances as of September 30, 2007 will be sufficient to meet our working capital and capital requirements for at least the next twelve months, including $29.4 million in severance costs and $4.6 million in direct transaction costs associated with our acquisition of Authorize.Net, and also taking into account the anticipated cash balances of Authorize.Net. See “Risk Factors” below for further detail regarding expenses related to the acquisition of Authorize.Net. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of September 30, 2007, without taking into account the Authorize.Net acquisition, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 –3 years	3 –5 years
Operating leases	$6,132	$1,309	$2,857	$1,966

Total commitments	$6,132	$1,309	$2,857	$1,966

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of SFAS 159 and its potential effect on our future financial statements.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that there was no change in our internal controls that occurred during the fiscal quarter ending September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

We May Pursue Strategic Acquisitions and Our Business Could be Materially and Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For example, during the first quarter of 2006, we acquired BidPay.com with the view of participating in the payment market for online auctions, an area in which we do not have any experience. In addition, on November 1, 2007, we completed the acquisition of Authorize.Net. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

•	difficulties in assimilating the operations, technologies, products and personnel of an acquired company;

•	risks of entering markets in which we have either no or limited prior experiences, such as the payment market for online auctions;

•	the diversion of management’s attention from other business concerns; and

•	the potential loss of key employees of an acquired company.

The size and scope of the Authorize.Net acquisition increases both the scope and consequence of these ongoing integration risks. Even if the acquisition is successfully integrated, we may not receive all of the expected benefits of the transaction.

We May Fail to Realize all of the Anticipated Benefits of the Authorize.Net Merger, Which Could Adversely Affect the Value of Our Common Stock After the Merger

The Authorize.Net merger involves the integration of two former companies that have previously operated independently. We anticipate that the merger will create opportunities to achieve cost savings and revenue synergies, to share technological developments and to achieve other synergistic benefits.

The success of the Authorize.Net merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of the two former companies. We expect the combined company to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration. However, to realize these anticipated benefits, we must successfully combine the businesses of the two former companies. If we are not able to achieve these objectives, the anticipated cost synergies and other strategic benefits of the merger may not be realized fully or at all or may take longer to realize than expected. We may fail to realize some or all of the anticipated benefits of the transaction in the amounts and times projected for a number of reasons, including that the integration may take longer than anticipated, be more costly than anticipated or have unanticipated adverse results relating to the two former companies’ existing businesses.

Potential Customer, Merchant and Employee Uncertainty Related to the Authorize.Net Merger Could Harm the Combined Company

The potential customers of the combined company may, in response to the Authorize.Net merger, determine not to purchase services from us. Any such determinations not to purchase by our customers could seriously harm the business of the combined company. Similarly, the employees of the combined company may experience uncertainty about their future role with the combined company. This may adversely affect the combined company’s ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm the combined company. Furthermore, certain former Authorize.Net resellers may deem us to be a competitor because we offer merchant acquiring services that may overlap with services offered by certain resellers.

The Combined Company Will Incur Significant Costs in Connection With the Merger

To date, we have incurred approximately $1.2 million in direct costs associated with the Authorize.Net merger which will be capitalized as part of the overall purchase price. We believe the combined company may incur significant additional expenses. There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses including, among others. Moreover, many of the expenses that will be incurred, by their nature, are impracticable to estimate at the present time. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue synergies related to the integration of the businesses following the completion of the merger. These integration expenses likely will result in us taking significant charges against earnings, both cash and non-cash, primarily from the amortization of intangibles following the completion of the merger. The amount and timing of any such charges have not been determined as of the date of filing of this Form 10-Q. In addition, there is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the merger.

If We are Not Successful in Integrating the Authorize.Net Business and Organization, the Anticipated Benefits of the Merger May Not be Realized

Achieving the anticipated benefits of the Authorize.Net merger will depend, in part, on the integration of technology, operations and personnel of the two former companies. We cannot assure you that the integration will be successful or that the anticipated benefits of the merger will be fully realized. The challenges involved in this integration include the following:

•	persuading the employees that the two former companies’ business cultures are compatible and retaining the combined company’s key personnel;

•	maintaining the dedication of management resources to integration activities without diverting attention from the day-to-day business of the combined company;

•	maintaining management’s ability to focus on anticipating, responding to or utilizing changing technologies in the electronic payment industry;

•	maintaining former Authorize.Net’s key reseller relationships;

•	demonstrating to customers that the merger has not resulted in adverse changes to the ability of the combined company to address the needs of customers of the loss of attention or business focus;

•	closing the Marlborough, Massachusetts office of Authorize.Net;

•	integrating the Utah and Washington offices of Authorize.Net into our corporate structure;

•	keeping existing independent sales organization channels intact; and

•	keeping and retaining key former Authorize.Net employees.

It is not certain that the two companies can be successfully integrated in a timely manner or at all or that any of the anticipated benefits will be realized. In addition, we cannot assure you that there will not be substantial unanticipated costs associated with the integration process, that integration activities will not result in a decrease in revenues, a decrease in the value of our common stock, or that there will not be other material adverse effects from our integration efforts.

If we are unable to successfully integrate Authorize.Net, or if the benefits of the merger do not meet the expectations of financial or industry analysts, the market price of our common stock may decline.

Loss of Key Personnel Could Have a Material Adverse Effect on the Business and Results of Operations of the Combined Company

The success of the combined company following the merger will depend in part upon the ability of the combined company to retain key employees of both former companies. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that the combined company will be able to retain key employees. Loss of key personnel could have a material adverse effect on our business and results of operations.

The Combined Company Faces Uncertainties Related to the Effectiveness of Internal Controls

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

Although each of the two former companies’ management has determined, and each of their respective independent registered public accounting firms have attested, that their respective internal controls were effective as of as of the end of their most recent fiscal years, there can be no assurance that the integration of the two former companies, and their respective internal control systems and procedures, will not result in or lead to a future material weakness in the combined company’s internal controls, or that the combined company or its independent registered public accounting firm will not identify a material weakness in the combined company’s internal controls in the future. A material weakness in internal controls over financial reporting would require management and the combined company’s independent public accounting firm to evaluate its internal controls as ineffective. If internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.

Internal Control Deficiencies or Weaknesses That are Not Yet Identified Could Emerge

Over time the combined company following the merger may identify and correct deficiencies or weaknesses in its internal controls and, where and when appropriate, report on the identification and correction of these deficiencies or weaknesses. However, the internal control procedures can provide only reasonable, and not absolute, assurance that deficiencies or weaknesses are identified. Deficiencies or weaknesses that are not yet identified could emerge and the identification and correction of these deficiencies or weaknesses could have a material impact on the results of operations for the combined company.

Failure to Manage Future Growth Effectively May Have a Material Adverse Effect on Our Financial Condition and Results of Operations

In the event that we experience rapid growth in our operations, a significant strain may be placed upon management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise and manage new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the future growth effectively could have a material adverse effect our business, financial condition and results of operations.

Charges to Earnings Resulting From the Application of the Purchase Method of Accounting Might Adversely Affect the Market Value of Our Common Stock

In accordance with United States generally accepted accounting principles (“GAAP”), the Authorize.Net merger will be accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock. Under the purchase method of accounting, the total estimated purchase price will be allocated to Authorize.Net’s net tangible assets, identifiable intangible assets or expense for research and development based on their fair values as of November 1, 2007. Any excess of the purchase price over those fair values will be recorded as goodwill. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, we will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on our results of operations.

We currently estimate that we will initially incur approximately $23 million of incremental annual amortization expense. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of our common stock.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech Solutions, First Data Corporation, iPayment Inc., and Royal Bank of Scotland. We also face competition from transaction service providers such as PayPal and Retail Decisions as well as e-commerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in San Jose, California, Denver, Colorado and Seattle, Washington, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions and performance issues. Any interruption in our systems that impairs our ability to efficiently and timely provide services could damage our reputation and reduce demand for our services.

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

Failure to identify fraudulent transactions or resolve disputes between users would increase BidPay.com’s losses. We have established systems and procedures designed to detect and reduce the impact of consumer and merchant fraud, but we cannot assure that these measures are or will be effective. During the third quarter of 2007, BidPay.com revenue was approximately $120,000 and generated losses. If BidPay.com’s revenue increases, our potential liability for such chargebacks also would increase.

There can be no assurance that we will be successful in this business. As of September 30, 2007, we had recorded intangible assets related to our acquisition of BidPay.com in March 2006, with a carrying value of approximately $2.7 million. If we are not successful, we will incur substantial charges as a result of exiting this business.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the third quarter of 2007, our global acquiring revenue represented approximately 48.0% of our transaction and support revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 9.7% and 10.1% of our revenues in the nine months ended September 30, 2007 and 2006, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

We have included employee stock-based compensation costs in our results of operations for the three and nine months ended September 30, 2007 and 2006, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. In addition, new regulations implemented by The Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of September 30, 2007, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase additional shares of our common stock. During the period from July 1, 2007 through September 30, 2007, we repurchased 390,400 shares at an average price of $11.96 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (000’s)
July 1, 2007 to July 31, 2007	390,400	$11.96	390,400	$4,968
August 1, 2007 to August 31, 2007	—	—	—	—
September 1, 2007 to September 30, 2007	—	—	—	—

Total	390,400	$11.96	390,400	$4,968

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Exchange Act and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the third quarter of fiscal year 2007 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the third quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization, dated June 17, 2007, by and among CyberSource Corporation, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc. and Congress Acquisition Sub 1, LLC.

3.1(2)	Second Amended and Restated Certificate of Incorporation of CyberSource Corporation.

3.2(3)	Amendment to the Second Amended and Restated Certificate of Incorporation of CyberSource Corporation.

3.3(4)	CyberSource Corporation’s Bylaws, as amended.

3.4(5)	Amendment to the Bylaws.

3.5(6)	Amendment to the Bylaws.

3.6(7)	Amendment to the Bylaws.

3.7(8)	Amendment to the Bylaws.

3.8(9)	Amendment to the Bylaws.

10.1(10)	CyberSource Corporation 1999 Stock Option Plan, as amended.

10.2(11)	Amendment to the CyberSource Corporation Amended and Restated 1999 Stock Option Plan.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 7, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven D. Pellizzer, Senior Vice President of Finance and Chief Financial Officer of the Registrant dated November 7, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated November 7, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Pellizzer, Senior Vice President of Finance and Chief Financial Officer of the Registrant dated November 7, 2007, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on June 19, 2007.

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(3)	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed on October 31, 2007.

(4)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-77545) filed on June 17, 1999.

(6)	Incorporated by reference to Exhibit No. 99.2 previously filed with the Company’s Current Report on Form 8-K filed on August 18, 2005.

(7)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 5, 2006.

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 19, 2006.

(9)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Current Report on Form 8-K filed on October 31, 2007.

(10)	Incorporated by reference to Exhibit 10.3 previously filed with the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006.

(11)	Incorporated by reference to Exhibit 99.1 previously filed with the Company’s Current Report on Form 8-K filed on October 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date:	November 7, 2007	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)