Form 10-K
period 2007-12-31
CYBERSOURCE CORP
filed 2008-03-11
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

☐ Yes    ☒ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $387.2 million (based on a closing sale price of $12.06 per share as reported for the NASDAQ Global Market on June 29, 2007). Shares of Common Stock held by officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of February 13, 2008 was 68,827,415.

Documents incorporated by reference: Portions of Part II and Part III of this Form 10-K incorporates information by reference from the registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, statements regarding (a) estimates regarding U.S. eCommerce revenues and the potential growth of online sales, (b) Europe’s pace of growth, (c) estimates that online sales of U.S. retailers comprised 3.5% of their total U.S. sales, up from 3.1% in the fourth quarter of 2006, (d) the trend among some of our large U.S. customers seeking greater and more ready access to international markets, (e) online merchants’ increasing focus on meeting regulatory requirements in areas such as collection of sales taxes, (f) our goal of providing a single source solution that simplifies and optimizes online payment, and (g) our belief that Payment Management as becoming more complex; under “Item 1, Business—Market Characteristics”; the statement regarding our belief that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages under the heading “Item 1, Business—Product Development”; the statements regarding (a) our belief that our success depends upon our proprietary technology and licensed technology and (b) our belief that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms under the heading “Item 1, Business—Intellectual Property”; the statement regarding our technology, processes, and people enabling us to deliver the highest level of services and performance to our customers under the heading “Item 1, Business—Operations”; the statement regarding our solutions alliances and strategic alliances resulting in cooperative development efforts, streamlining of integration capabilities and leveraged marketing efforts under the heading “Item 1, Business—Sales and Marketing”; the statements regarding (a) our expectation that competition in the market for our products and services will intensify in the future, (b) our belief that the market for our solutions is rapidly evolving and we may not be able to compete successfully against current and future competitors, and (c) our expectation that competitive pressures may result in the reduction of our prices or our market share or both under the heading “Item 1, Business-Competition”; the statement regarding our beliefs with respect to our systems and processes enabling us to comply with the Fair Credit Reporting Act if we were deemed a consumer reporting agency under the heading of “Item 1, Business—Regulations”; statements that (a) we expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control, (b) we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence, (c) any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which would materially adversely affect our business, operating results and financial condition, (d) that we anticipate that the merger will create opportunities to achieve cost savings and revenue synergies, to share technological developments and to achieve other synergistic benefits, (e) our expectation that the combined company will benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration, (f) our belief that achieving the anticipated benefits of the Authorize.Net merger will depend, in part, on the integration of technology, operations and personnel of the two former companies, (g) that our success will depend in part upon the ability of our executive officers to manage growth effectively, (h) our expectation that we will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger with Authorize.Net, (i) that we currently estimate that we will initially incur approximately $29 million of incremental annual amortization expense, (j) our belief that we will continue to experience periodic interruptions, affecting all or a portion of our systems, from time to time, (k) that our success also depends on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand, (l) our belief that our future growth will depend in part on the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts, (m) that our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services and develop new products and services, (n) we may be required to expend significant capital and other resources to protect against security breaches and to address any problems they may cause, (o) to the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, and (p) our future success will depend upon our ability to retain our key management personnel under the heading of “Item 1A, Risk Factors”; statements regarding (a) our belief that any direct financial impact of the proposed settlement is expected to be borne by our insurers, (b) our belief that presently, the lawsuit would not have a material effect on our financial condition, results of operations, or cash flows, (c) and our belief that the outcome of any of these claims or any of the above mentioned legal matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows under the heading of “Item 3, Legal Proceedings” and under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”; statements regarding our belief that we do not anticipate paying any cash dividends in the foreseeable future under the heading “Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters”;

statements regarding (a) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance, (b) that our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance, (c) our expectation that we will recognize total unrecognized stock-based compensation expense related to non-vested stock options over a weighted average period of approximately 2.8 years, (d) that we will recognize the stock-based compensation expense ratably over the requisite service period of the award, (e) our expectation that product development expenses will increase in absolute dollars during 2008, offset to a certain extent by a decrease in expenses related to BidPay (f) our expectation that product development expenses will moderately decrease as a percentage of revenue during 2008 as compared to 2007 due primarily to expected revenue growth, (g) our expectation that sales and marketing expenses will increase in absolute dollars during 2008 due to the increased commissions paid to outside sales agents as well as the increased headcount resulting from our acquisition of Authorize.Net, (h) our expectation that sales and marketing expenses in 2008 will moderately decrease as a percentage of revenues as compared to 2007 due primarily to expected revenue growth, (i) our expectation that general and administrative expenses will increase in absolute dollars in 2008 due primarily to increased headcount resulting from our acquisition of Authorize.Net, offset to a certain extent by a decrease in expenses related to BidPay (j) our expectation that general and administrative expenses in 2008 will moderately decrease as a percentage of revenues as compared to 2007 due primarily to expected revenue growth, (k) our expectation that interest income will decrease in 2008 due to anticipated lower average cash and cash equivalents and short-term investment balances, resulting from the acquisition of Authorize.Net as well as lower expected investment yields, (l) our belief that CyberSource and Authorize. Net’s respective businesses complement each other and that the acquisition will increase the scale and scope of the combined company, diversify the combined company’s service offerings, and create opportunities for cost reductions through integration savings, (m) that we expect intangible amortization expense included in cost of revenues to increase significantly during 2008 as the amount included in 2007 only represents amortization for two months and (n) that we expect intangible amortization expense included in sales and marketing expenses to increase significantly during 2008 as the amount included in 2007 only represents amortization for two months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”; the statement regarding our belief that our cash and short-term investment balances will be sufficient to meet our working capital requirements for at least the next twelve months under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”; the statements regarding (a) our belief that the impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date under the heading “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Pronouncements”; statements regarding (a) our belief that the acquisition will increase the scale and scope of the combined company, diversifying the combined company’s service offerings, and create opportunities for cost reductions through integration savings, (b) our belief that any direct financial impact of the proposed settlement is expected to be borne by our insurers, (c) the lawsuit with ReD will not have a material effect on our financial condition, results of operations, or cash flows, (d) our belief that there are no claims or actions pending or threatened against us, the ultimate disposition of which would have a material impact on our financial position or results of operations, and (e) that amount of goodwill that is expected to be tax deductible is approximately $46.3 million under the heading “Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements”; and statements regarding (a) our goal of monitoring our internal controls for financial reporting and making modifications as necessary and (b) our intent that the internal controls for financial reporting be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant under the heading “Item 9A, Controls and Procedures—Internal Control Over Financial Accounting.”

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

PART I

ITEM 1:    BUSINESS

Company Overview

CyberSource Corporation (“CyberSource” or the “Company”) is a leading provider of electronic payment and risk management solutions to organizations that process orders for goods and services over the Internet, which is referred to herein as ePayment Management. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution that simplifies ePayment Management. Our payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. CyberSource also offers industry leading risk management solutions to help online merchants address complexities such as credit card fraud, online tax requirements, and export controls. CyberSource Professional Services help to design, integrate, and optimize commerce transaction processing systems for merchants. Approximately 228,000 businesses use CyberSource solutions, including half the companies comprising the Dow Jones Industrial Average.

In 2007, we processed approximately 1.2 billion transactions, a 45% increase over 2006. The dollar value of all credit card authorization requests we processed in 2007 exceeded $54 billion, a 57% increase over 2006.

CyberSource Corporation was founded in 1994 and initially launched as software.net, an online software store that built payment processing to support its sales. In 1997, the payment processing business was spun-off from software.net to form a separate corporation initially named, Internet Commerce Services Corporation. Internet Commerce Services Corporation later changed its name to CyberSource Corporation and continues to operate today under that name. Our headquarters is located at 1295 Charleston Road, Mountain View, California 94043, and we have sales, service, and development offices in Japan, the United Kingdom, and other locations in the United States including Bellevue, Washington, American Fork, Utah and Austin, Texas. We maintain a website at www.cybersource.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

On November 1, 2007, CyberSource completed the acquisition of Authorize.Net Holdings, Inc, a leading provider of payment solutions for small to medium sized businesses. The acquisition joins two highly complementary businesses, positioning CyberSource to further capitalize on the growing Web-based payment opportunity. The acquisition was a stock and cash transaction valued at approximately $662 million, based on the closing price of CyberSource common stock on October 31, 2007.

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

Market Characteristics

In 2007, Forrester Research estimated the US online eCommerce market to be $259.1 billion, a ten year compounded annual growth rate (“AGR”) of 59.7%. According to Forrester Research, eCommerce in Europe has grown over the last ten years at a 38% AGR, to $176.9 billion in 2007. For 2007, the U.S. Census Bureau reported in February 2008 that online sales by U.S. retailers grew by 19.0% over 2006. This compares to a 2007 total retail sales growth of 3.9%. For the fourth quarter of 2007 the U.S. Census Bureau estimated that online sales of U.S. retailers comprised 3.5% of total U.S. retail sales, up from 3.1% in the fourth quarter of 2006.

As the online eCommerce market continues to grow, selling online has become a strategic business strategy component for many organizations. Although credit cards have long been the dominant payment method available to online purchasers, alternative consumer payment options and cultural preferences have impacted the global payment environment. A wide spectrum of payment options, such as debit cards, electronic checks, and online payment innovations such as Bill Me Later® and PayPal® are emerging worldwide. Since 2004, we have experienced a noticeable trend among some of our large U.S. customers seeking greater access into international markets, especially Europe and China. Conducting online commerce internationally involves supporting more payment types, currency conversions, new payment processors, and mitigating higher fraud risk.

Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in October 2007, concluded that dollar losses from

eCommerce fraud continue to grow diverting approximately $3.6 billion from U.S. eCommerce in 2007, a 19% increase over 2006. According to the survey, the percent of revenue that merchants say they will lose to fraud remained stable from 2006 to 2007 (1.4% both years), but because eCommerce sales continue to grow, dollar losses to U.S. eCommerce grow proportionately. Merchants are increasing the number of fraud detection tools they use to manage payment fraud risk.

In June 2005, in the U.S., Visa and MasterCard began requiring compliance with a comprehensive security requirement called the Payment Card Industry Data Security Standard (“PCI”) to limit the threat of cardholder information theft. With the challenge of becoming PCI compliant, some merchants are instead using CyberSource to manage sensitive customer information such as credit card numbers and related transaction data. For merchants that subscribe to Secure Storage or Hosted Payment Acceptance services, CyberSource handles and stores all payment data on behalf of the merchants in PCI certified processing centers that connect directly with the banking network. CyberSource is evaluated once annually for PCI, and has been verified as compliant for 2007-2008. Additionally, CyberSource conducts quarterly threat assessment tests and employs rigorous security measures to prevent unauthorized access or security breaches.

Online merchants are also focusing on meeting regulatory requirements in areas such as collection of sales taxes. European Union directives require that all online sellers of digital goods collect the applicable value-added tax for sales in the European Union.

The impact of these trends is that ePayment Management is becoming more complex. Online merchants must maintain technical and financial connections with a number of different payment processors and service providers, integrate these disparate connections with a number of internal business systems, allocate manual resources to keep pace with the growth of online sales, and comply with statutory and card association requirements. CyberSource enables its customers to meet these requirements simply and cost effectively with its ePayment Management solution.

CyberSource Customers

Our customers range in size from small sole proprietorships to some of the world’s largest corporations and institutions. Our customer base includes leading companies such as Air France, Borders Group, British Airways, Christian Dior, Eastman Kodak, Home Depot, Louis Vuitton, Massachusetts Institute of Technology, Microsoft, Nike, Starbucks, and Yahoo!, among thousands of others. To properly serve this diverse set of needs, CyberSource divides its potential market into two segments, enterprise and small business merchants, which require different solutions. Enterprise merchants have high sales volumes and generally demand the greatest range of payment options and the most sophisticated risk and management tools. These customers often sell in multiple countries and require support for local currencies and local payment options. High volume customers also frequently need to integrate payment processing with one or more internal business systems. CyberSource serves enterprise customers by providing solutions that address and simplify the breadth of requirements. Smaller business merchants generally seek simplicity and ease of use. CyberSource addresses the needs of small merchants with bundled services and integrations into popular online shopping cart software, while bringing to the small business market some of the advantages of CyberSource’s enterprise-level services, including important new payment options such as electronic checks, as well as high-reliability and quality customer support.

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

CyberSource Products and Services

CyberSource Payment Solutions

CyberSource Advanced

For the enterprise customer, CyberSource offers a comprehensive set of payment products and services called CyberSource Advanced. Requirements of these larger merchants typically include acceptance of all major credit and debit cards, the ability to bill customers at regular monthly intervals, support for international payment options, sophisticated fraud prevention, and tools to automate internal processes to reduce the administrative costs and burdens of accepting online orders.

CyberSource Advanced enables merchants to accept payments made by all major credit and debit cards including American Express®, Discover®, Diners Club International®, JCB, MasterCard®, and Visa® cards. CyberSource customers can also accept payment by corporate procurement cards, electronic checks, PayPal® Express Checkout, and the Bill Me Later® service. Merchants that have business models based on subscriptions can take advantage of the CyberSource recurring billing service. For merchants selling internationally, CyberSource supports direct debit, and bank transfers, as well as regional card brands such as Carte Bleue, Carta Si, Dankort, Laser, Solo, and Visa Electron.

Authorize.Net, a CyberSource Solution

Targeted towards small and medium-sized merchants with under $3 million in annual sales, Authorize.Net enables merchants to authorize, settle, and manage credit card and electronic check payments via Web sites, retail stores, mail order/telephone order (“MOTO”) call centers and mobile devices. Merchants can accept a variety of payments including all major credit cards as well as electronic checks. The benefits of using Authorize.Net for small and medium-sized merchants include ease-of-integration and ease-of-use. Electronic checks are processed using Authorize.Net’s eCheck.Net® service, which allows merchants to process electronic check transactions directly from a web site or through the Virtual Terminal. Authorize.Net also certifies numerous third-party point-of-sale solutions or devices that are integrated to the Authorize.Net payment gateway.

Standard services include credit card processing, Card Code Verification (“CCV”) and Address Verification Service (“AVS”), Virtual Terminal, Verified Merchant Seal, Virtual Point of Sale (“VPOS”) as well as extensive reporting, and QuickBooks® compatibility. Premium value-adding services include eCheck.Net® electronic check processing service, Automated Recurring Billing™ service for subscription payments, Fraud Detection Suite™ service, and secure storage of customers’ transaction data through the Customer Information Manager service.

These services are integrated into the Authorize.Net platform, providing merchants with the ability to easily adapt their payment solution to the merchant’s needs. The Authorize.Net Merchant Toolbox features partners that provide discounts on marketing, security, business productivity and accounting solutions for merchants. The Authorize.Net Verified Merchant Seal confirms to consumers that Web sites displaying the seal are verified Authorize.Net merchants.

CyberSource Global Acquiring (Merchant Account Services)

CyberSource underwrites services that enable merchants to accept card payments within the United States, as well as accept and process major and regional payment types worldwide. CyberSource interfaces with payment systems on behalf of the merchant to authorize the payment presented by a merchant’s customer, collect funds from their customer’s bank, and deposit the funds into the merchant’s designated checking account. These services are available as a bundled offering with all CyberSource payment solution packages and software.

CyberSource Payment Manager

CyberSource Payment Manager is an enterprise software processing platform that operates behind the scenes to authorize and settle payments originating from one or more sales channels. Once installed on the merchant’s servers, CyberSource Payment Manager receives transaction requests from the merchant’s commerce platform, contact center application, point-of-sale or enterprise resource planning system. CyberSource Payment Manager routes those requests to the payment network for authorization, through the merchant’s own connections to processors, and returns the results to dependent business systems.

CyberSource Risk & Security Management Solutions and Other CyberSource Solutions

The CyberSource suite of modular and scalable services is designed to help merchants address the growing challenge of online fraud. CyberSource solutions can be implemented as a single component or as fully-integrated systems, and can be managed in-house, outsourced, or constructed as a blend of both.

Fraud Detection/Verification Tools

CyberSource Advanced Fraud Screen enhanced by Visa (“AFS”), the only risk scoring service endorsed and enhanced by Visa U.S.A, Inc., provides fraud risk prediction scores by assessing over 150 order variables such as domestic and international address validation, domestic and international IP address verification, device fingerprinting, and order velocity. The results from AFS include a numerical risk score as well as risk profile codes indicating the types of risk detected by the system.

Through a single connection to CyberSource, CyberSource customers can also use card association authentication systems such as Verified by Visa and MasterCard SecureCode. These card programs verify the cardholder’s identity directly with the card issuer in real-time to increase security of payment acceptance.

Rule & Decisioning Systems: CyberSource Decision Manager

We offer a range of decision management systems ranging from hosted solutions that include custom rule and case management capabilities, to locally managed software that can be customized to the merchant’s installation. A hosted rules and case management system allows business managers to create screening rules to automatically disposition orders (accept, reject, review). Built-in case management systems include a portal to over 100 global validation services and tests. Hosted risk services are marketed as CyberSource Decision Manager Standard Edition and CyberSource Decision Manager Advanced Edition. These systems include interfaces to our risk scoring service as well as other external services and the merchant’s own data.

Managed Risk Service

This service provides the professional analysis, design, modeling and monitoring services required to optimize transaction conversion, while minimizing manual review and fraud risk associated with card-not-present transactions. We collaborate with customers to set business metrics, review performance, and provide business tools.

Payment Data Management

Using CyberSource’s PCI-certified data centers, customers can avoid storing and handling sensitive payment data. Secure storage and hosted payment acceptance for customers instantly boosts their payment security by moving sensitive payment data off customers’ systems.

Tax Calculation, Delivery Address Verification, and Export Compliance

Online organizations often require tools to facilitate tax payment and export regulatory compliance. The CyberSource Tax Service calculates sales and use taxes for over 13,000 U.S. Taxing jurisdictions, 44,000 sales, seller’s use, consumer’s use, and rental rates, and supports value added tax calculation in the U.S., Canada, Latin America, Europe and the Asia Pacific.

We offer Delivery Address Verification (“DAV”) services to verify the validity of addresses worldwide and comply with the U.S. Postal Service’s requirements, such as bar code and carrier route identification. If an address is incorrect and is found to be correctable, DAV will return a corrected address and identify address elements in error. The CyberSource Export Compliance service helps online merchants comply with U.S. Government export regulations by comparing orders against a changing list of denied countries or persons.

Professional Services

Building upon our experience in eCommerce, we employ a team of experts that can help merchants operate effective online businesses. The CyberSource Professional Services group provides business and technical consulting services including technology selection, analysis of impacts of the online business on internal processes, devising merchant-specific risk management strategies, systems installation, integration of CyberSource products and services with the merchants’ existing internal systems, building custom reporting tools, disaster recovery planning, and security consulting. In April 2005, we introduced the CyberSource PCI Compliance Service, a comprehensive assessment and readiness program for eCommerce merchants seeking compliance with PCI. As of December 31, 2007, we employed 13 persons in our Professional Services group.

BidPay

BidPay.com, Inc., a wholly owned subsidiary of CyberSource that processed payments for online auctions, ceased operations effective December 31, 2007. CyberSource incurred a one-time charge of approximately $1.8 million in the fourth quarter of 2007 related to the shutdown. We acquired BidPay.com from First Data Corporation on March 7, 2006 and the service was re-launched in June 2006.

Technology

Transaction Services

CyberSource operates two transaction processing platforms, one for enterprise merchants and one for small business customers. They are a modular architecture designed for scalability, reliability, extensibility and performance. These systems are composed of multiple groups of servers and routers that appear as a single point of contact to our customers’ systems. Our transaction processing systems manage workflow functions and the required communications between our servers, our database, and our processors, including American Express, Barclays Bank, Chase Paymentech Solutions, First Data Corporation, Global

Payment Systems, Streamline International (a division of the Royal Bank of Scotland Group), TSYS Acquiring Solutions and others. These systems also utilize the latest industry standards to maximize compatibility with our customers’ commerce systems. In addition, we have implemented a global network of telecommunications access points that are designed to optimize transaction processing response times and to mitigate the effects of system failures. The primary software components of our two systems are the respective client software, Order Processing APIs, commerce services applications, transaction databases and data warehouses.

Client Software

Our commerce services are invoked by a common programming interface residing on our customers’ commerce servers. For our enterprise platform, client software is offered in two protocols, Simple Commerce Messaging Protocol (“SCMP”) and Order Processing API, and can be easily installed by customers using pre-built developer kits and application plug-ins. These developer kits are available for most popular programming environments, including ASP/COM, .NET, Java and others, and for most operating systems, including Windows NT/2000, Linux, and UNIX (Solaris, HP/UX, IBM/AIX and others). Developer kits also come with samples that customers can use to quickly deploy CyberSource services within their enterprises.

Order Processing API using Web Services

For our enterprise platform, we offer the CyberSource Order Processing API to enable the secure and reliable communication of order data from our customers’ systems to CyberSource systems. The Order Processing API provides our customers with a way to send invoice data to CyberSource for processing by any of the CyberSource commerce services applications. Using industry standard web services technologies, including SOAP, XML, and WS Security, the Order Processing API provides customers with an industry recognized implementation path allowing the Order Processing API to be built into customer order management applications. The Order Processing API uses the Data Encryption Standard, RSA/public key cryptography and digital certificates to ensure secure signed communication of transaction data. We also developed SCMP to enable efficient and secure connections between our systems and our customers’ systems. In order to ensure secure messaging, SCMP utilizes industry standards for secure communications including the Data Encryption Standard, RSA/public key cryptography and digital certificates. SCMP has been designed so that it can be integrated into virtually any commerce server platform.

For our small business platform, there are several methods for connecting web sites, MOTO, and point-of-sale systems to the payment gateway. Web merchants have the flexibility to choose which connection method best fits their payment acceptance infrastructure. Connection methods are Advanced Integration Method (“AIM”) and Server Implementation Method (“SIM”).

AIM is a merchant-initiated server-to-server connection for submitting transactions to the payment gateway. AIM employs industry standard secure data encryption technology — 128-bit SSL protocol. Additional features include: transaction key authentication, merchant control over all phases of the customer’s online transaction experience, and configurable transaction response that integrate with merchant applications. SIM is a solution for web merchants with basic customization needs. The Authorize.Net payment gateway handles all the steps in the secure transaction process — payment data collection, data submission and the response to the customer. Additional features of SIM include: a payment gateway hosted payment form employing 128-bit SSL data encryption, transaction digital fingerprints to enhance security, and a customizable payment gateway hosted payment form and/or receipt page.

MOTO merchants can submit transactions manually via a secure Web browser using the Virtual Terminal or Batch Upload tool. Retail merchants can process transactions using the Authorize.Net VPOS.

Additionally, there are approximately 118 third-party certified products, including shopping carts, kiosks, and mobile and software solutions that have integrated their eCommerce solution with the small business payment gateway. These integrated solutions provide merchants with easy-to-implement checkout page solutions or hardware and software that are already integrated with the payment processing gateway.

Commerce Services Applications

We have developed and licensed a set of software applications that perform the hosted services. In many cases, execution of the applications are distributed among the processing systems and database systems, enabling us to minimize interruptions during scheduled maintenance, code pushes, and system modifications.

For our enterprise platform, these services include credit card processing, electronic check processing, order decision management, gift and promotional certificates, Bill Me Later payment service, payer authentication, PayPal, CyberSource Advanced Fraud Screen enhanced by Visa, tax services, delivery address verification, and export compliance.

For our small business platform, these services include eCheck.Net, Automated Recurring Billing , Fraud Detection Suite, Customer Information Manager, and Virtual Point of Sale.

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

Data Centers and Network Access

Our data centers are located at facilities in: San Jose, California; Seattle, Washington; Denver, Colorado; Phoenix, Arizona; London, England; and Tokyo, Japan. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide high availability transaction services and connectivity to the Internet, our customers and processing partners. The data centers provide high-speed and redundant network connectivity, uninterruptible power systems, fire detection and suppression systems, physical security and surveillance on a 24 hours a day, 7 days a week, 365 days a year basis. In addition, we have access to numerous network points of presence located on five continents from third party providers, enhancing our ability to serve customers globally. These points of presence, through controlled route announcements to providers such as AboveNet, AT&T, Cable & Wireless, GLBX, Level 3 Communications, Sprint, Telia, UU-NET and Verio enable us to provide direct, rapid and reliable access to our suite of services.

Industry Standards

The implementation of our architecture for hosted services is based on and complies with widely accepted industry standards. For example, our transaction processing systems utilize components from industry leaders such as Cisco, Hewlett Packard, IBM, Microsoft, Red Hat, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

Enterprise Software: CyberSource Payment Manager

The CyberSource Payment Manager product is based on modular systems architecture that allows this server to be installed into large customer infrastructures where a dedicated payment gateway interface will be used. The CyberSource Payment Manager is designed as a three-layer software architecture well suited for enterprise deployment. These layers include the multiple sales channel interface, core server, and database. The CyberSource Payment Manager core server supports a common programming interface that can be adapted to multiple sales channel enterprise systems. These sales systems could be used in conjunction with a call center in order to accept orders through an interactive voice response unit, from a Web server using hypertext transfer protocol, from a point-of-sale terminal, or from a wireless application protocol device. The database layer is based on a standard structured query language interface, offering a choice of implementations with any of the standard relational database management systems on the market. Database platforms currently used by our customers include Microsoft SQL Server, Oracle, and Sybase.

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

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality. As of December 31, 2007, we employed 112 persons in our product development department.

Intellectual Property

Our success depends upon our proprietary technology and licensed technology. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights.

We have been issued eight patents and have thirty patent applications pending. The issued patents cover much of the technology we employ, including fraud detection, cryptography, digital certificates, stored value services, and digital software distribution. We have pending patent applications covering cryptography, order management, digital delivery, stored value services, fraud detection, and digital delivery. We investigate, define, and prepare applications for new patents as a part of the standard product development cycle. Our product development and legal management teams meet on a regular basis to harvest new inventions. We cannot assure that any patent application that we file will issue as a patent, and we cannot assure that any patent issued to us will not be held invalid or unenforceable based on prior art or for any other reason. Some of our technology is designed to include intellectual property obtained from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, we believe, based upon past experience and industry practice, that such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all.

We believe that numerous patent applications relating to the Internet commerce field have been filed or have been issued as patents. From time to time, in the ordinary course of business, we may become aware of one or more patents of third parties that we choose to evaluate for a variety of purposes. These purposes may include determining the general contents of patents, reviewing the technological developments of their assignees, and determining whether our technology may overlap. We have not conducted searches to determine whether any of our services or technology could be alleged to infringe upon any patent rights of any third party. We cannot assure that none of our products, services, and technology infringes any patent of any third party.

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, vendors, potential customers and alliances: and, our license agreements with our customers, with respect to our software, services, documentation and other proprietary information, contain confidentiality obligations. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services, or design around any intellectual property rights we hold. See the discussion under Item 3 “Legal Proceedings” for further information regarding infringement of our ‘154 Patent.

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

Operations

Our operations department is responsible for the management and support of our global data centers and technology infrastructure 24 hours a day, 7 days a week, 365 days a year. We support and manage the transaction services business with enterprise-class technologies and tools. These technologies and tools are deployed and managed by strict adherence to proven operational principles, processes, and procedures. We believe this technology, the processes, and our employees enable us to deliver the highest level of services and performance to our customers. As of December 31, 2007, we employed 71 persons in our operations department.

Customer Support

One of CyberSource’s key areas of focus is customer satisfaction. We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability, and customer satisfaction for our customers. These services ensure our customers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operational issues. Our offerings include phone support, online ticketing, e-mail, chat, and self-help. Premium support is also offered to our enterprise customers, and includes support from dedicated technical account managers.

The Company’s performance during 2007 was measured by CustomerSat, Inc. through surveys to customers using CyberSource’s services. CyberSource received CustomerSat’s Achievement in Customer Excellence award in November of 2007 for enterprise support.

As of December 31, 2007 we employed 115 persons in our customer support department.

Sales and Marketing

CyberSource maintains distinct sales and marketing organizations for our enterprise and small businesses. We currently have active partnership relationships with approximately 3,800 resellers. Enterprise sales and marketing targets prospective customers worldwide through a direct sales force as well as through resellers, managed commerce providers, and referral partners. Small business sales and marketing targets prospective small business customers domestically through resellers, affiliates, and inside sales.

Resellers: We have contractual relationships with our resellers that allow them to offer and bundle the CyberSource suite of services in conjunction with their solution offering and facilitate the sale and billing of our services. Resellers are authorized to sell our hosted services and support services. Our resellers include banks and payment service providers, such as Bank of America, Chase Paymentech, First Data Merchant Services, Independent Sales Organizations (“ISOs”), as well as a number of smaller partners.

Affiliate resellers for Authorize.Net are individuals and businesses who have merchant customers, but are not able to provide those merchant customers with payment services. The affiliate refers the merchant to Authorize.Net and we then handle the setup, billing and ongoing support for their payment gateway. Affiliates receive a commission for each referral sale that we close, as well as a portion of the monthly fees and transaction fees generated by each of the merchants.

Managed Commerce Providers (“MCPs”) and Affiliate Partners: Managed commerce providers typically host customized and turnkey storefronts for online businesses. MCPs and Affiliate partners manage the entire customer relationship including operations, support, and billing. MCPs and Affiliate partners include internet service providers, application service providers, and specialized systems integrators. MCP partners include: The Acquity Group LLC, ChannelAdvisor Corporation, Escalate Retail Inc., PFS Web and UniteU Technologies.

Referral Partners: These are companies with which we have referral agreements, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms, such as Demandware, MarketLive, and Netsuite.

In addition to channel and referral relationships, we pursue both solutions alliances and strategic alliances. These result in cooperative product development efforts, streamlining of integration capabilities and leveraged marketing efforts. These solution alliances integrate CyberSource technology into some of their products, making it easier for their customers to access CyberSource products and services and include companies such as Oracle (includes PeopleSoft and Siebel), and ATG.

Strategic Alliances: Our strategic alliances include our relationships with Bill me Later, PayPal, and Visa U.S.A. We work with strategic alliances to enhance our existing solutions portfolio, develop new services and drive the adoption of industry standards.

As of December 31, 2007, we employed a total of 111 employees in sales and marketing and an additional 13 professional service consultants.

Competition

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future.

We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech, First Data Corporation, and Royal Bank of Scotland. We also face competition from transaction service providers such as PayPal, Retail Decisions, and 41st Parameter, as well as eCommerce providers such as Digital River and GSI Commerce Inc. Furthermore, other companies, including financial services and credit companies may enter the market and provide competing services. Another source of competition comes from businesses that develop their own internal, custom-made systems. Such businesses typically make large initial investments to develop custom-made systems and therefore, may be less likely to adopt outside services or vendor-developed online commerce transaction processing software.

We compete on the basis of certain factors, including:

•	system and product reliability;
•	product performance;

•	features and functionality;
•	outsourced management;
•	domain expertise;
•	sales channels, operating environments and applications supported;
•	ease of implementation and integration;
•	time to market;
•	customer support; and,
•	price.

Presently, we believe that we compete favorably with respect to each of these factors. However, the market for our solutions is rapidly evolving and we may not be able to compete successfully against current and future competitors. We expect that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations, or financial condition.

Employees

As of December 31, 2007, we had a total of 496 full-time employees, including 124 employees in professional services, sales, and marketing, 112 employees in product development, 186 employees in operations and customer support, and 74 employees in general and administrative services. None of our employees are represented by a labor union and we consider employee relations to be good.

International Sales

Products and services provided to merchants outside the United States accounted for 8.7%, 10.0%, and 9.6% of our revenues in 2007, 2006, and 2005, respectively.

Regulations

The following regulations may adversely affect our business now or in the future:

•

Fair Credit Reporting Act.    Because our fraud screening system assesses the probability of fraud in an online credit card transaction, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act. As a precaution, we have implemented processes that we believe will enable us to comply with the Act if we were deemed a consumer reporting agency. Complying with the Act requires us to provide information about personal data stored by us. Failure to comply with the Act could result in claims being made against us by individual consumers and the Federal Trade Commission.

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

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business;

•	the success of our integration of Authorize.Net;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our processors, other financial institutions and technology service providers;

•	seasonality of the retail sector;

•	changes in accounting rules and regulations;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

We May Pursue Strategic Acquisitions and Our Business Could be Materially and Adversely Affected if We Fail to Adequately Integrate Acquired Businesses

As part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence. For example, on November 1, 2007, we completed the acquisition of Authorize.Net. If we do not successfully integrate a strategic acquisition, or if the benefits of the transaction do not meet the expectations of financial or industry analysts, the market price of our common stock may decline. Any future acquisition could result in the use of significant amounts of cash, dilutive issuances of equity securities, or the incurrence of debt or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our business, operating results and financial condition. In addition, acquisitions involve numerous risks, including:

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

Potential Customer, Merchant and Employee Uncertainty Related to the Authorize.Net Merger Could Harm the Combined Company

The potential customers of the combined company may, in response to the Authorize.Net merger, determine not to purchase services from us. Any such determinations not to purchase by our customers could seriously harm our business. Similarly, our employees may experience uncertainty about their future role following the combination. This may adversely affect our ability to attract and retain key management, marketing, sales, customer support and technical personnel, which could harm us. Furthermore, certain former Authorize.Net resellers may deem us to be a competitor because we offer merchant acquiring services that may overlap with services offered by certain resellers.

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

Loss of Key Personnel Could Have a Material Adverse Effect on the Business and Results of Operations of the Combined Company

Our success will depend in part upon our ability to retain key employees of both legacy CyberSource and legacy Authorize.Net. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that we will be able to retain key employees. Loss of key personnel could have a material adverse effect on our business and results of operations.

We Face Uncertainties Related to the Effectiveness of Internal Controls

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

Although our management has determined that our internal controls were effective as of the end of our most recent fiscal year, there can be no assurance that the integration of Authorize.Net and its internal control systems and procedures, will not result in or lead to a future material weakness in our internal controls, or that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in internal controls over financial reporting would require management and the Company’s independent public accounting firm to evaluate our internal controls as ineffective. If internal controls over financial reporting are not considered adequate, we may experience a loss of public confidence, which could have an adverse effect on our business and stock price.

Failure to Manage Future Growth Effectively May Have a Material Adverse Effect on Our Financial Condition and Results of Operations

In the event that we experience rapid growth in our operations, a significant strain may be placed upon management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the future growth effectively could have a material adverse effect our business, financial condition and results of operations.

Charges to Earnings Resulting From the Application of the Purchase Method of Accounting Might Adversely Affect the Market Value of Our Common Stock

In accordance with United States generally accepted accounting principles (“GAAP”), the Authorize.Net merger was accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock. Under the purchase method of accounting, the total estimated purchase price was allocated to Authorize.Net’s net tangible assets, identifiable intangible assets or expense for research and development based on their fair values as of November 1, 2007. Any excess of the purchase price over those fair values will be recorded as goodwill. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, we will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on our results of operations.

We currently estimate that we will initially incur approximately $29 million of incremental annual amortization expense. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of our common stock.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech Solutions, First Data Corporation, iPayment Inc., and Royal Bank of Scotland. We also face competition from transaction service providers such as PayPal and Retail Decisions as well as eCommerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in San Jose California, Seattle Washington, Denver Colorado, Phoenix Arizona, London England and Tokyo Japan, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions and performance issues. Any interruption in our systems that impairs our ability to efficiently and timely provide services could damage our reputation and reduce demand for our services.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During 2007, our global acquiring revenue represented approximately 39.2% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our Revenue and Customer Relationships Could be Impacted if We Were to Lose Bank Sponsorship

The card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. If our current bank sponsor were to terminate our agreement, we would be unable to provide global acquiring services, which could impact our future revenue and customer relationships.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 8.7%, 10.0%, and 9.6% of our revenues in 2007, 2006, and 2005, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

We have included employee stock-based compensation costs in our results of operations for the years ended December 31, 2007 and 2006, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. In addition, new regulations implemented by The Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2007, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

In November 2007, we acquired Authorize.Net Holdings, Inc. (“Authorize.Net”) and, as a result, occupy approximately 23,400 and 14,000 square feet of space in Bellevue, Washington and American Fork, Utah, respectively, with lease expiration dates in 2009 and 2010, respectively. Also as a result of the acquisition of Authorize.Net, we currently lease approximately 80,000 square feet of office space in Burlington, Massachusetts, all of which is sublet as Authorize.Net vacated the office space during 2007. The lease for the office space in Burlington, Massachusetts expires in 2011. Authorize.Net also had approximately 10,000 square feet of leased office space in Marlborough, Massachusetts which was vacated as of December 31, 2007, in connection with our acquisition of Authorize.Net. Authorize.Net also leases approximately 30,000 square feet with a lease expiration date in 2008, for a former product development facility in Broomfield, Colorado. The Broomfield, Colorado facility has been subleased for the balance of the lease term.

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

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on October 23, 2007 in connection with our acquisition of Authorize.Net. The stockholders voted on proposals to:

1.	Issue CyberSource common stock in connection with the mergers contemplated by the Agreement and Plan of Reorganization, dated June 17, 2007, by and among the Company, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc., and Congress Acquisition Sub 1 LLC.

2.	Amend the CyberSource Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock, par value $0.001, from 50 million to 125 million.

3.	Amend the CyberSource Amended and Restated 1999 Stock Option Plan to extend the plan for an additional three years and to increase the number of shares reserved there under from 11.0 million shares to 15.5 million shares.

4.	Grant discretionary authority to management of CyberSource to adjourn the special meeting to a date not later than November 22, 2007, if necessary, to solicit additional proxies if there appear to be insufficient votes at the time of the special meeting to approve any of the foregoing proposals.

The proposals were approved by the following votes:

1.	Issuance of CyberSource common stock in connection with the Mergers

For	Against	Abstain
27,676,707	50,999	22,960

2	Amend the CyberSource Amended and Restated Certificate of Incorporation

For	Against	Abstain
33,498,409	319,255	46,851

3.	Amend the CyberSource Amended and Restated 1999 Stock Option Plan

For	Against	Abstain
24,975,587	2,681,670	93,409

4.	Grant discretionary authority to management of CyberSource to adjourn the special meeting

For	Against	Abstain
32,968,517	802,736	93,262

PART II

ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ Global Market under the symbol “CYBS.” Since January 1, 2008, our stock has traded on the NASDAQ Global Select market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2006	High	Low
First Quarter	$11.16	$6.48
Second Quarter	$11.70	$8.47
Third Quarter	$12.30	$9.70
Fourth Quarter	$11.30	$9.61

Year ended December 31, 2007	High	Low
First Quarter	$13.45	$11.12
Second Quarter	$13.68	$12.06
Third Quarter	$13.82	$11.03
Fourth Quarter	$18.93	$11.65

We had approximately 350 shareholders of record as of February 13, 2008. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

In the fourth quarter of 2007, we did not repurchase any shares under the stock repurchase program.

ITEM 6:    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$116,999	$70,250	$50,511	$36,709	$27,503
Cost of revenues	62,113	34,627	20,492	12,023	9,293

Gross profit	54,886	35,623	30,019	24,686	18,210
Operating expenses:
Product development	13,397	9,283	8,000	6,772	7,529
Sales and marketing	25,685	14,443	11,140	10,065	11,164
General and administrative	14,979	9,861	6,031	5,551	4,942
Restructuring and other non-recurring charges (recoveries)	1,755	—	—	(1,493)	467

Total operating expenses	55,816	33,587	25,171	20,895	24,102

Income (loss) from operations	(930)	2,036	4,848	3,791	(5,892)
Interest income, net	2,726	2,344	1,324	695	625
Other income (loss), net	314	341	—	—	(175)
Income tax provision (benefit)	(319)	(9,690)	(3,074)	25	—

Net income (loss)	$2,429	$14,411	$9,246	$4,461	$(5,442)

Basic net income (loss) per share	$0.06	$0.42	$0.28	$0.13	$(0.17)

Diluted net income (loss) per share	$0.06	$0.39	$0.26	$0.12	$(0.17)

Weighted average number of shares used in computing basic net income (loss) per share	40,736	34,623	33,464	33,448	32,860

Weighted average number of shares used in computing diluted net income (loss) per share	43,225	36,593	35,811	35,884	32,860

	December 31,
	2007(1)	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$40,393	$54,944	$47,001	$44,703	$44,361
Working capital	32,696	60,286	53,234	45,468	41,629
Total assets	537,747	87,043	65,327	55,280	54,807
Total stockholders’ equity	503,214	78,628	56,933	47,499	44,195

(1)	The 2007 Selected Consolidated Financial Data includes the balance sheet of Authorize.Net as of December 31, 2007 and the operating results of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007. The 2007 Selected Consolidated Financial Data also includes restructuring and other non-recurring charges of approximately $1.8 million related to the closure of BidPay.

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

This Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, hopes, intentions, beliefs or strategies regarding the future. Actual results could differ materially from those projected in any forward-looking statements for the reasons noted under the sub-heading “Risk Factors” and in other sections of this Report on Form 10-K. All forward-looking statements included in this Form 10-K are based on information available to us on the date of this Report on Form 10-K, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. See “Risk Factors” above, as well as such other risks and uncertainties as are detailed in our Securities and Exchange Commission reports and filings for a discussion of the factors that could cause actual results to differ materially from the forward-looking statements.

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

We primarily derive our revenues from monthly commerce transaction processing fees and global acquiring fees, and support service fees. Transaction and global acquiring revenues are recognized in the period in which the transactions occur and support service fees are recognized as the related services are provided and costs are incurred.

Authorize.Net Acquisition

On November 1, 2007, we completed the acquisition of Authorize.Net Holdings, Inc. (“Authorize.Net”), a provider of products and services primarily for businesses that sell products and services online. We believe that CyberSource and Authorize.Net’s respective businesses complement each other and the acquisition will increase the scale and scope of the combined company, diversify the combined company’s service offerings, and create opportunities for cost reductions through integration savings.

The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price of $542.8 million was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management.

The consolidated statement of income includes revenues and expenses of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007, including approximately $4.1 million of amortization expense related to the Authorize.Net intangible assets. See Note 2 of our consolidated financial statements.

BidPay.com Closure

In December of 2007, we announced the closure of BidPay.com, Inc. (“BidPay”). As a result, we recorded a restructuring charge of approximately $1.8 million in the fourth quarter of 2007.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2007, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

During the fourth quarter of 2005, we recorded an income tax benefit of $3.1 million. This benefit included a $3.2 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. This determination was primarily based on one year of projected taxable income. During the fourth quarter of 2006, we recorded an income tax benefit of $11.0 million. This benefit included a $9.9 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on three years of future projected taxable income. During the fourth quarter of 2007, we recorded an income tax benefit of $1.1 million. This benefit included a $1.0 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on three years of future projected taxable income. In addition, as a result of our acquisition of Authorize.Net, we recorded as an adjustment to goodwill a $34.5 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which the Company adopted as of January 1, 2006 (the Company’s first fiscal quarter of 2006), using the modified prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 was $7.0 and $4.7 million, respectively, before income taxes. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $18.4 million, which is expected to be recognized over a weighted average period of approximately 2.8 years.

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

Long-Lived Assets

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that we perform tests for impairment of our goodwill annually and between annual tests in certain circumstances. As of December 31, 2007, we had recorded goodwill in connection with our acquisition of Authorize.Net with a carrying value of approximately $291.5 million. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. We will evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31.

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. As of December 31, 2007, we had recorded intangible assets in connection with our acquisition of Authorize.Net, with a carrying value of approximately $158.3 million, consisting of partner contracts and related relationships, merchant contracts and related relationships, existing technology, trade name and processor relationships. The value of the partner contracts and related relationships as well as the merchant contracts and related relationships were derived by considering, among other factors, the expected income and discounted cash flows to be generated from such contracts and relationships. The value of the existing technology was derived by considering, among other factors, the expected income and discounted cash flows to be generated, taking into account risks related to the characteristics and applications of the technology and assessments of the life cycle state of the technology. The value of the trade name was derived by considering, among other factors, expected income and discounted cash flows to be generated, also taking into account the expected period in which the company intends to utilize the trade name. The value of the processor relationships was derived by considering the expected cost that would be incurred to establish and build connections with the processors.

To evaluate potential impairment, SFAS 142 and SFAS 144 require us to assess whether the estimated fair value of our goodwill and intangible assets are greater than their carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to our goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions.

As we are required to periodically evaluate our goodwill and intangible asset balances for impairment, if we incur impairments to our intangible assets, it would have an adverse impact on our future earnings.

Results of Operations

The following table sets forth certain items in our consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	53.1%	49.3%	40.6%

Gross profit	46.9%	50.7%	59.4%
Operating expenses:
Product development	11.5%	13.2%	15.8%
Sales and marketing	22.0%	20.6%	22.1%
General and administrative	12.7%	14.0%	11.9%
Restructuring charges	1.5%	—	—

Total operating expenses	47.7%	47.8%	49.8%

Income from operations	(0.8%)	2.9%	9.6%
Other income	0.3%	0.5%	—
Interest income	2.3%	3.3%	2.6%

Income before income taxes	1.8%	6.7%	12.2%
Income tax provision (benefit)	(0.3%)	(13.8%)	(6.1%)

Net income	2.1%	20.5%	18.3%

Years Ended December 31, 2007 and 2006

Revenues.    Revenues increased to $117.0 million in 2007, an increase of approximately $46.7 million or 66.5% as compared to $70.3 million in 2006. Approximately 28% of the increase in revenues was attributable to Authorize.Net for the period of November 1, 2007 to December 31, 2007. Approximately 40% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services revenue as well as an increase in transaction volumes processed. The remaining increase in revenues was from new customers that entered into contracts during the twelve months ended December 31, 2007. We processed approximately 1.2 billion transactions in 2007 as compared to approximately 854.2 million transactions in 2006, an increase of approximately 45%. Approximately 8% of the increase in transaction volumes was attributable to Authorize.Net for the period of November 1, 2007 to December 31, 2007. Global acquiring revenues represented approximately 39.2% of our revenues for the year ended December 31, 2007, as compared to 33.3% for the year ended December 31, 2006.

Cost of Revenues.    Cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues increased to $62.1 million or 53.1% of revenues in 2007 from $34.6 million or 49.3% of revenues in 2006. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. In addition, cost of revenues in 2007 includes Authorize.Net cost of revenues for the period of November 1, 2007 to December 31, 2007. Also as a result of our acquisition of Authorize.Net, cost of revenues in 2007 includes approximately $1.1 million of intangible amortization expense related to existing technology and processor relationships. We expect intangible amortization expense included in cost of revenues to increase significantly during 2008 as the amount included in 2007 only represents amortization for two months. Included in cost of revenues for the years ended December 31, 2007 and 2006, is approximately $0.9 million and $0.6 million, respectively, of stock-based compensation expense.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead.

Product development expenses increased to $13.4 million in 2007 from $9.3 million in 2006, an increase of 44.3%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $3.1 million, and an increase in expenses related to BidPay of approximately $0.4 million. Stock-based compensation expense included in product development expenses was approximately $1.4 million and $0.8 million for the years ended December 31, 2007 and 2006, respectively. As a percentage of revenue, product development expenses decreased to 11.5% in 2007 as compared to 13.2% in 2006. The decrease is primarily due to the increase in revenue from existing and new customers as well as from the Authorize.Net acquisition, offset to a certain extent by the increase in product development expenses during 2007. We expect product development expenses will increase in absolute dollars during 2008 due primarily to the increased headcount resulting from our acquisition of Authorize.Net, offset to a certain extent by a decrease in expenses related to BidPay. As a percentage of revenue, we expect product development expenses in 2008 to moderately decrease as compared to 2007 due primarily to expected revenue growth.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased to $25.7 million in 2007 from $14.4 million in 2006, an increase of 77.8%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $3.9 million and an increase in commissions paid to outside sales agents of approximately $3.1 million, related to sales of our Authorize.Net services. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses in 2007 include approximately $3.0 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. We expect intangible amortization expense included in sales and marketing expenses to increase significantly during 2008 as the amount included in 2007 only represents amortization for two months. Stock-based compensation expense included in sales and marketing expenses was approximately $1.4 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively. As a percentage of revenue, sales and marketing expenses increased to 22.0% in 2007 as compared to 20.6% in 2006. The increase is primarily due to the increase in sales and marketing expenses during 2007, offset to a certain extent by the increase in revenue during 2007 from existing and new customers as well as from the Authorize.Net acquisition. We expect that sales and marketing expenses will increase in absolute dollars and as a percentage of revenue during 2008 due primarily to the increased commissions paid to outside sales agents as well as the increased headcount resulting from our acquisition of Authorize.Net.

General and Administrative.    General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased to $15.0 million in 2007 from $9.9 million in 2006, an increase of 51.9%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $2.5 million and, to a lesser extent, an increase in third party professional fees of approximately $1.6 million which includes integration fees related to the acquisition of Authorize.Net of approximately $0.9 million. Stock-based compensation expense included in general and administrative expenses was approximately $3.3 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expenses decreased to 12.7% in 2007 as compared to 14.0% in 2006. The decrease is primarily due to the increase in revenue during 2007 from existing and new customers as well as from the Authorize.Net acquisition, offset to a certain extent, by the increases in compensation expense and third party professional fees. We expect general and administrative expenses will increase in absolute dollars in 2008 due primarily to the increased headcount resulting from our acquisition of Authorize.Net, offset to a certain extent by a decrease in expenses related to BidPay. As a percentage of revenue, we expect general and administrative expenses in 2008 to moderately decrease as compared to 2007 due primarily to expected revenue growth.

Restructuring Charges.    In December of 2007, we announced the closure of BidPay. As a result, we recorded a restructuring charge of approximately $1.8 million in the fourth quarter of 2007. This charge included $1.6 million for the write-off of intangible assets, net of deferred tax liabilities, $0.1 million of severance related to terminated employees and $0.1 million for the impairment of property and equipment.

Other Income.    Other income for 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $0.2 million and exchange rate gains of approximately $0.1 million. Other income for 2006 consists primarily of settlement proceeds of $0.4 million we received for dismissing a lawsuit that we filed against CardSystems Solutions, Inc. in October 2005. Also included in other income for 2006 are exchange rate losses of approximately $0.1 million and joint venture income of approximately $41,000.

Interest Income.    Interest income which consists of interest earnings on cash and cash equivalents and short-term investments increased to $2.7 million in 2007 from $2.3 million in 2006, an increase of 16.3%. The increase is primarily due to higher investment yields and higher average cash and cash equivalent and short-term investment balances during 2007 as compared to 2006. We expect interest income to decrease in 2008 due to anticipated lower average cash and cash equivalents and short-term investment balances, resulting from the acquisition of Authorize.Net as well as lower expected investment yields.

Income Tax Benefit.    We recorded an income tax benefit of $0.3 million in 2007 as compared to $9.7 million in 2006. Included in the $0.3 million income tax benefit was a $1.0 million reversal of the valuation allowance related to a portion of our deferred tax assets, which was recorded in the fourth quarter of 2007, offset by amounts accrued for our estimated 2007 federal, state and foreign income tax liabilities. In addition, as a result of our acquisition of Authorize.Net, we recorded as an adjustment to goodwill a $34.5 million reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized. Included in the $9.7 million income tax benefit was a $9.9 million reversal of the valuation allowance related to a portion our deferred tax assets, which was recorded in the fourth quarter of 2006, offset by amounts accrued for our estimated 2006 federal, state and foreign income tax liabilities. The reversals of the valuation allowance were based our analysis of our tax assets that we expect to realize on a more likely than not basis.

As of December 31, 2007, we had federal and state net operating loss carryforwards of approximately $196.3 million and $40.6 million, respectively. Of these amounts, $15.2 million represent tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2013 through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

Years Ended December 31, 2006 and 2005

Revenues.    Revenues increased to $70.3 million in 2006, an increase of approximately $19.7 million or 39.1% as compared to $50.5 million in 2005. Approximately 80% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services revenue as well as an increase in transaction volumes processed. The remaining increase in revenues was from new customers that entered into contracts during the twelve months ended December 31, 2006. We processed approximately 854.2 million transactions in 2006 as compared to approximately 637.1 million transactions in 2005, an increase of approximately 34%. Global acquiring revenues represented approximately 33.3% of our revenues for the year ended December 31, 2006, as compared to 21.9% for the year ended December 31, 2005.

Cost of Revenues.    Cost of revenues increased to $34.6 million or 49.3% of revenues in 2006 from $20.5 million or 40.6% of revenues in 2005. The increase in absolute dollars and as a percentage of revenues was primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that will increase in absolute dollars as the related revenue increases and will decrease as the related revenue decreases. Included in cost of revenues for the year ended December 31, 2006, was approximately $0.6 million of stock-based compensation expense.

Product Development.    Product development expenses increased to $9.3 million in 2006 from $8.0 million in 2005, an increase of 16.0%. The increase in absolute dollars was primarily due to an increase in headcount and related compensation expense of approximately $1.2 million, including stock-based compensation of approximately $0.8 million. As a percentage of revenue, product development expenses decreased to 13.2% in 2006 as compared to 15.8% in 2005. The decrease was primarily due to the increase in revenue from existing and new customers, offset to a certain extent by the increase in product development expenses during 2006.

Sales and Marketing.    Sales and marketing expenses increased to $14.4 million in 2006 from $11.1 million in 2005, an increase of 29.7%. The increase in absolute dollars was primarily due to an increase in headcount and related compensation expense of approximately $2.9 million, including stock-based compensation of approximately $1.0 million. As a percentage of revenue, sales and marketing expenses decreased to 20.6% in 2006 as compared to 22.1% in 2005. The decrease was primarily due to the increase in revenue from existing and new customers during 2006, offset to a certain extent by the increase in sales and marketing expenses during 2006.

General and Administrative.    General and administrative expenses increased to $9.9 million in 2006 from $6.0 million in 2005, an increase of 63.5%. The increase was primarily due to an increase in headcount and related compensation expense of approximately $3.5 million, including stock-based compensation expense of approximately $2.2 million and, to a lesser extent, an increase in third party professional fees of approximately $0.2 million. As a percentage of revenue, general and administrative expenses increased to 14.0% in 2006 as compared to 11.9% in 2005. The increase was primarily due to the increases in compensation expense and third party professional fees, offset to a certain extent, by the increase in revenue from existing and new customers during 2006.

Other Income.    Other income for 2006 consists primarily of settlement proceeds of $0.4 million received resulting from a lawsuit we filed against CardSystems Solutions, Inc. (“CardSystems”) and individual members of CardSystems’ board of directors, alleging breach of contract, promissory estoppel, fraud and unjust enrichment. Also included in other income was exchange rate losses of approximately $0.1 million and joint venture income of approximately $41,000.

Interest Income.    Interest income which consists of interest earnings on cash, cash equivalents and short-term investments increased to $2.3 million in 2006 from $1.3 million in 2005, an increase of 77.0%. This increase was primarily due to an increase in average balances of cash, cash equivalents and short-term investments during 2006 as compared to 2005 as a result of our income from operations in 2006 and slightly higher investment yields.

Income Tax Benefit.    We recorded an income tax benefit of $9.7 million in 2006 as compared to $3.1 million in 2005, an increase of 215.2%. Included in the $3.1 million income tax benefit was a $3.2 million reversal of the valuation allowance related to a portion our deferred tax assets, which was recorded in the fourth quarter of 2005, offset by amounts accrued for our estimated 2005 federal, state and foreign income tax liabilities.

Related Party

For the years ended December 31, 2007, 2006, and 2005, legal fees of approximately $1.2 million, $0.4 million and $0.5 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which one of our directors is a partner. As of December 31, 2007 and 2006, we had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of our contracts with the above related party are consistent with our contracts with other independent parties.

Liquidity and Capital Resources

Our cash and cash equivalents and short-term investments were $40.4 million as of December 31, 2007 compared to $54.9 million as of December 31, 2006. Cash and cash equivalents and short-term investments decreased $14.5 million from December 31, 2006 to December 31, 2007. This decrease is primarily due to the following (in thousands):

	Year Ended December 31,
	2007	2006
Cash provided by operating activities	$13,815	$9,841
Proceeds from issuance of common stock	6,928	4,672
Cash used in the acquisition of Authorize.Net	(25,734)	—
Acquisition of BidPay	—	(1,990)
Purchases of equipment	(4,574)	(2,506)
Repurchases of common stock	(5,032)	(2,461)

Cash used in the acquisition of Authorize.Net includes severance payments to certain former employees and directors of Authorize.Net of approximately $29.4 million and third-party professional fees of approximately $8.4 million, offset to a certain extent, by cash acquired from Authorize.Net of approximately $12.1 million.

We believe that our cash and short-term investment balances as of December 31, 2007 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant contractual obligations as of December 31, 2007, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating leases	$18,651	$4,811	$8,771	$4,951	$118

Total commitments	$18,651	$4,811	$8,771	$4,951	$118

We have excluded tax contingencies totaling approximately $2.2 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Recent Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact that SFAS 157 may have on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

ITEM 7A:    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, our financial results could be affected by factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All sales are currently denominated in U.S. Dollars or Pound Sterling. A strengthening of the U.S. Dollar or the Pound Sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. Due to the nature of our cash equivalents and short-term investments, which are primarily money market funds, we have concluded that there is no material market risk exposure.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 14 to the financial statements, CyberSource Corporation changed its method of accounting for share based payments as of January 1, 2006 and its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CyberSource Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 10, 2008

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$40,393	$21,701
Short-term investments	—	33,243
Trade accounts receivable, net of allowances of $734 and $493 at December 31, 2007 and 2006	15,503	9,614
Prepaid expenses and other current assets	4,189	1,823
Deferred income taxes	3,596	2,320

Total current assets	63,681	68,701
Property and equipment, net	10,664	3,618
Intangible assets, net	158,316	2,845
Goodwill	291,456	—
Non-current deferred income taxes, net	9,773	9,629
Other non-current assets	2,341	2,250
Restricted cash	1,516	—

Total assets	$537,747	$87,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$613	$409
Funds due to merchants	11,399	—
Other accrued liabilities	14,297	6,056
Deferred revenue	3,772	1,950
Accrued restructuring	904	—

Total current liabilities	30,985	8,415
Deferred revenue, less current portion	493	—
Accrued restructuring, less current portion	860	—
Other non-current tax liabilities	2,195	—

Total liabilities	34,533	8,415

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—125,000,000
Issued and outstanding shares—68,682,474 in 2007 and 34,908,894 in 2006	69	35
Additional paid-in capital	790,682	368,606
Accumulated other comprehensive loss	(5)	(52)
Accumulated deficit	(287,532)	(289,961)

Total stockholders’ equity	503,214	78,628

Total liabilities and stockholders’ equity	$537,747	$87,043

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues	$116,999	$70,250	$50,511

Cost of revenues	62,113	34,627	20,492

Gross profit	54,886	35,623	30,019
Operating expenses:
Product development	13,397	9,283	8,000
Sales and marketing	25,685	14,443	11,140
General and administrative	14,979	9,861	6,031
Restructuring charges	1,755	—	—

Total operating expenses	55,816	33,587	25,171

Income (loss ) from operations	(930)	2,036	4,848
Other income, net	314	341	—
Interest income	2,726	2,344	1,324

Income before taxes	2,110	4,721	6,172
Income tax benefit	(319)	(9,690)	(3,074)

Net income	$2,429	$14,411	$9,246

Basic net income per share	$0.06	$0.42	$0.28

Diluted net income per share	$0.06	$0.39	$0.26

Weighted average number of shares used in computing basic net income per share	40,736	34,623	33,464

Weighted average number of shares used in computing diluted net income per share	43,225	36,593	35,811

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	33,431,290	$33	$361,057	$27	$(313,618)	$47,499
Issuance of common stock under stock option plans	869,342	1	2,586	—	—	2,587
Issuance of common stock under employee stock purchase plan	82,389	—	379	—	—	379
Repurchase of common stock, net	(443,000)	—	(2,405)	—	—	(2,405)
Tax benefit from employee stock options	—	—	93	—	—	93
Unrealized gain on short-term investments	—	—	—	24	—	24
Foreign currency translation adjustment	—	—	—	(490)	—	(490)
Net income	—	—	—	—	9,246	9,246

Comprehensive income	—	—	—	—	—	8,780

Balance at December 31, 2005	33,940,021	34	361,710	(439)	(304,372)	56,933
Issuance of common stock under stock option plans	1,221,765	1	4,539	—	—	4,540
Issuance of common stock under employee stock purchase plan	15,113	—	132	—	—	132
Repurchase of common stock, net	(268,005)	—	(2,461)	—	—	(2,461)
Stock-based compensation	—	—	4,686	—	—	4,686
Unrealized gain on short-term investments	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	366	—	366
Net income	—	—	—	—	14,411	14,411

Comprehensive income	—	—	—	—	—	14,798

Balance at December 31, 2006	34,908,894	35	368,606	(52)	(289,961)	78,628
Issuance of common stock under stock option plans	1,330,898	1	6,843	—	—	6,844
Issuance of common stock under employee stock purchase plan	7,345	—	84	—	—	84
Repurchase of common stock, net	(420,800)	—	(5,032)	—	—	(5,032)
Issuance of common stock in the acquisition of Authorize.Net	32,856,137	33	412,933	—	—	412,966
Tax benefit from employee stock options	—	—	287	—	—	287
Stock-based compensation	—	—	6,961	—	—	6,961
Unrealized gain on short-term investments	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	20	—	20
Net income	—	—	—	—	2,429	2,429

Comprehensive income	—	—	—	—	—	2,476

Balance at December 31, 2007	68,682,474	$69	$790,682	$(5)	$(287,532)	$503,214

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net income	$2,429	$14,411	$9,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,360	1,430	775
Amortization expense	4,218	112	—
Stock-based compensation	6,961	4,686	—
Income on investment in joint venture	(180)	(41)	—
Deferred income taxes	(1,889)	(9,724)	(3,192)
Write-off of intangible assets	2,710	—	—
Restructuring related charges	191	—	—
Loss on disposal of property and equipment	8	—	—
Tax benefit from employee stock options	287	—	93
Changes in assets and liabilities:
Increase in accounts receivable	(1,747)	(1,022)	(1,992)
(Increase) decrease in prepaid expenses and other current assets	(5,411)	1,020	(722)
(Increase) in other noncurrent assets	(1,336)	(1,052)	(872)
Increase (decrease) in accounts payable	(411)	(110)	127
Increase (decrease) in other accrued liabilities	4,247	112	395
Increase in funds due to merchants	393	—	—
Increase in long-term tax liabilities	23	—	—
Increase in deferred revenue	962	19	91

Net cash provided by operating activities	13,815	9,841	3,949

Investing activities:
Purchases of property and equipment	(4,574)	(2,506)	(1,571)
Acquisition of BidPay.com	—	(1,990)	—
Cash used in the acquisition of Authorize.Net	(25,734)	—	—
Purchases of short-term investments	(61,964)	(58,842)	(67,515)
Maturities of short-term investments	95,233	58,238	66,572

Net cash provided by (used in) investing activities	2,961	(5,100)	(2,514)

Financing activities:
Issuance of notes receivable	—	—	(175)
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	6,928	4,672	2,966
Repurchase of common stock, net	(5,032)	(2,461)	(2,405)

Net cash provided by financing activities	1,896	2,211	386

Effect of foreign exchange rate changes on cash	20	366	(490)

Net increase in cash and cash equivalents	18,692	7,318	1,331
Cash and cash equivalents at beginning of period	21,701	14,383	13,052

Cash and cash equivalents at end of period	$40,393	$21,701	$14,383

Supplemental disclosure of noncash investing activity:
Common stock issued in the acquisition of Authorize.Net	$412,966	$—	$—
Supplemental disclosure of cash flow information:
Taxes paid	$17	$80	$7

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

On November 1, 2007, the Company acquired Authorize.Net Holdings, Inc. (“Authorize.Net”). The transaction has been accounted for using the purchase method of accounting. The balance sheet as of December 31, 2007 includes the net assets of Authorize.Net and the statement of operations for the year ended December 31, 2007 includes the results of operations of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiaries are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were approximately $0.1 million in losses for the year ended December 31, 2006 and approximately $0.1 million in gains for the year ended December 31, 2007.

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

Revenue Recognition

The Company derives its revenues primarily from monthly commerce transaction processing fees and global acquiring fees, support service fees and setup fees. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of those fees.

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

Provisions are provided for sales returns and are based on historical experience and other known factors. For the years ended December 31, 2007, 2006 and 2005, no customer accounted for more than 10% of total revenues.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). As of December 31, 2007, the Company views its operations as one segment, commerce transaction services and support and manages the business based on the revenues of this segment.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2007 and 2006, cash equivalents consist primarily of investments in money market funds.

Short-term investments are classified as available-for-sale and are carried at fair market value. As of December 31, 2007, the Company had no short-term investments. As of December 31, 2006, short-term investments were primarily composed of government and corporate bonds with an original maturity greater than three months and less than one year. Also included in short-term investments as of December 31, 2006 were approximately $6.1 million in auction rate securities with final maturities ranging from 28 to 40 years. Although some maturities may extend beyond one year, these securities are available to be used for current operations and therefore, are classified as short-term investments as all of the Company’s auction rate securities had auction dates within one year of the prior auction date. Cash and cash equivalents and short-term investments consist of the following as of December 31, 2007 and 2006 (in thousands):

	Carrying Value at December 31, 2007	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2007
Cash and cash equivalents:
Cash	$31,432	$—	$—	$31,432
Money market funds	8,961	—	—	8,961

Total cash and cash equivalents and short-term investments	$40,393	$—	$—	$40,393

	Carrying Value at December 31, 2006	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value at December 31, 2006
Cash and cash equivalents:
Cash	$5,606	$—	$—	$5,606
Commercial paper	1,051	—	—	1,051
Money market funds	15,044	—	—	15,044

Total cash and cash equivalents	21,701	—	—	21,701

Short-term investments:
Municipal bonds	6,061	—	—	6,061
Corporate bonds	2,011	1	—	2,012
U.S. Government and agency securities	2,033	—	(1)	2,032
Commercial paper	23,164	—	(26)	23,138

Total short-term investments	33,269	1	(27)	33,243

Total cash and cash equivalents and short-term investments	$54,970	$1	$(27)	$54,944

There were no net unrealized losses on short-term investments, which represent the difference between the fair market value and the amortized cost as of December 31, 2007. Net unrealized losses on short-term investments were $26,000 as of December 31, 2006. There were no realized gains or losses from the sale of short-term investments during fiscal 2007, 2006 or 2005.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable.

Cash and cash equivalents and short-term investments are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The accounts receivable of the Company and its subsidiaries are derived from sales to customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers. The Company generally does not require collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2007 and 2006, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2007 and 2006, the percentage of accounts receivable due from foreign customers was 14% and 15%, respectively.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives. Depreciation expense was $2.4 million, $1.4 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Computer equipment and software	$32,894	$24,930
Furniture and fixtures	2,240	2,027
Office equipment	1,041	1,000
Leasehold improvements	3,041	2,793
Internally developed software	861	—

	40,077	30,750
Less accumulated depreciation and amortization	29,413	27,132

	$10,664	$3,618

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

Internal Use Software

The company follows the guidance set forth in Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), in accounting for the development of its on demand use systems. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life. The Company amortizes such costs when the

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

systems become operational. As a result of the acquisition of Authorize.Net, the Company acquired approximately $0.8 million of internal use software. Approximately $0.1 million of this software was operational prior to the acquisition and is being amortized over its remaining useful life. Approximately $0.7 million of this software primarily relates to upgrades and enhancements to the Authorize.Net proprietary billing system and was not placed in service as of December 31, 2007.

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $31,000, $54,000 and $10,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”), which the Company adopted as of January 1, 2006 (the Company’s first fiscal quarter of 2006), using the modified prospective method. Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 was $7.0 and $4.7 million, respectively, before income taxes. Prior to the January 1, 2006 adoption of SFAS 123R, the Company accounted for stock-based compensation using Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 required disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. As permitted under SFAS 148, the Company adopted the disclosure only provisions and continued to follow the intrinsic value method of accounting for employee stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”).

The following table shows the effect on net earnings and earnings per share for the year ended December 31, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, and employee stock purchase plan (“ESPP”) shares, in accordance with SFAS 123R, as amended by SFAS 148 (in thousands, except per share amounts):

2005
Net income, as reported	$9,246
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,009)

Pro forma net income	$6,237

Basic net income per share, as reported	$0.28

Pro forma basic net income per share	$0.19

Diluted net income per share, as reported	$0.26

Pro forma diluted net income per share	$0.17

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

In January 1999, the Company adopted its 1999 Stock Option Plan (the “1999 Option Plan”). The Company has reserved a total of 15,500,000 shares of common stock for issuance under the 1999 Option Plan. The provisions of the 1999 Option Plan are similar to those of the 1998 Option Plan.

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

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the date of grant. Options generally vest monthly over a four year period beginning from the date of grant and generally expire six to ten years from the date of grant. Options granted to non-employee directors generally become vested nine months from the date of grant. Nearly all outstanding stock options are non-qualified stock options. As of December 31, 2007, 21.1 million shares are authorized for issuance under the Company’s stock option plans.

A summary of the Company’s stock option activity is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2006	7,500,916	7.37
Granted	2,639,354	11.79
Exercised	(1,330,898)	5.14

Forfeited	(320,752)	11.19

Outstanding as of December 31, 2007	8,488,620	$8.95	4.92	$78,764,265

Vested and expected to vest as of December 31, 2007	7,815,140	$8.80	4.89	$73,930,313
Exercisable as of December 31, 2007	4,703,979	$7.42	4.60	$52,533,274

The following table summarizes information about options outstanding at December 31, 2007:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$0.05–$ 4.96	1,825,934	$3.08	4.43	1,765,954	$3.04
$4.99–$ 7.01	1,764,282	$5.97	5.38	1,363,256	$6.02
$7.07–$10.46	2,424,871	$9.34	4.38	862,366	$8.88
$10.53–$15.60	2,202,783	$12.93	5.84	466,153	$11.72
$15.74–$64.63	270,750	$31.86	2.47	246,250	$33.44

	8,488,620	$8.95		4,703,979	$7.42

At December 31, 2006 and 2005, 4,079,790 and 4,020,129 options were exercisable at a weighted average exercise price of $6.59 and $6.30, respectively.

For stock options granted during 2007, 2006 and 2005, the Company determined the fair value at the date of grant or purchase using the Black-Scholes option valuation model and the following weighted average assumptions:

	Year Ended December 31,
	2007	2006	2005
Risk-free interest rate	4.34% - 4.74%	4.64% - 4.75%	4.37%
Dividend yield	—	—	—
Volatility	0.51 - 0.58	0.58 - 0.64	0.60
Expected life (years)	3.46	2.96	3.97

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock over the expected life of the options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The weighted average fair value of options granted was $5.81, $4.80 and $2.81 per share for options granted during 2007, 2006 and 2005, respectively.

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

As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $18.4 million, which is expected to be recognized over a weighted average period of approximately 2.8 years. During 2007, 2006 and 2005, the total intrinsic value of stock options exercised was approximately $11.8 million, $6.9 million and $3.5 million, respectively. During 2007, the total cash received from the exercise of stock options was approximately $6.9 million.

During 2006, the Company granted 100,000 restricted shares at a weighted average grant date fair value of $10.46. No shares have vested as of December 31, 2007.

Employee Stock Purchase Plan

In June 1999, the Company’s Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”). The Company has reserved a total of 700,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permitted eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. As a result of this amendment and the provisions of SFAS 123R, shares granted under the ESPP are non-compensatory. During the year ended December 31, 2007, the Company issued 7,345 shares of common stock to employees under the terms of the plan. As of December 31, 2007, 139,071 shares remain available for purchase under the plan.

For ESPP shares purchased in 2005, the Company determined the fair value at the date of purchase using the Black-Scholes option valuation model and weighted average assumptions for volatility of 0.44, expected life of 6 months and risk-free interest rate of 3.50%. The weighted average fair value for shares purchased under the Company’s ESPP was $0.33 per share during 2005.

Long-Lived Assets

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of December 31, 2007, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007, with a carrying value of approximately $291.5 million. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company will evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31.

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of December 31, 2007, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $158.3 million.

To evaluate potential impairment, SFAS 142 and SFAS 144 require the Company to assess whether the estimated fair value of its goodwill and intangible assets are greater than their respective carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions.

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

During the fourth quarter of 2005, the Company recorded an income tax benefit of approximately $3.1 million which included a $3.2 million reduction in the Company’s valuation allowance against its deferred tax assets. During the fourth quarter of 2006, the Company recorded an income tax benefit of approximately $11.0 million which included a $9.9 million reduction in the Company’s valuation allowance against its deferred tax assets. During the fourth quarter of 2007, the Company recorded an income tax benefit of approximately $1.1 million which included a $1.0 million reduction in the Company’s valuation allowance against its deferred tax assets.

Accumulated Other Comprehensive Loss

The Company’s comprehensive income consists of its net income and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and foreign currency translation gains or losses.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b—Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the impact that SFAS 157 may have on our results of operations and financial position.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected not to adopt SFAS 159.

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue after its effective date.

2.	Authorize.Net Acquisition

On November 1, 2007, the Company completed the acquisition of Authorize.Net Holdings, Inc., a provider of products and services primarily for businesses that sell products and services online. The Company believes that CyberSource and Authorize.Net’s respective businesses complement each other and the acquisition will increase the scale and scope of the combined company, diversify the combined company’s service offerings, and create opportunities for cost reductions through integration savings.

Pursuant to the terms of the merger agreement, each Authorize.Net common share outstanding immediately prior to the consummation of the merger was converted into the right to receive 1.1611 shares of CyberSource common stock and a pro-rata share of $125 million in cash. We issued approximately 33 million shares of CyberSource common stock and paid approximately $125 million of cash in exchange for all shares of Authorize.Net common stock outstanding immediately prior to the merger. The Company assumed outstanding Authorize.Net options to purchase approximately 800,000 shares of common stock. The total purchase price was as follows (in thousands):

Amount
Cash	$125,092
Fair value of CyberSource common shares issued	411,194
Fair value of fully vested stock options assumed	1,773
Acquisition-related costs	4,742

Total	$542,801

The fair value of Authorize.Net stock options assumed was determined using a Black-Scholes option valuation model. The use of the Black-Scholes option valuation model is consistent with our valuation of stock options in accordance with SFAS 123(R).

The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the total purchase price as shown in the table above is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired is determined using the income approach, which discounts expected future cash flows to present value using estimates and assumptions determined by management. The purchase price allocation was as follows (in thousands):

Amount
Cash and cash equivalents	$137,154
Goodwill	291,456
Purchased intangible assets	162,400
Other tangible assets	11,357
Accrued severance costs	(29,416)
Funds due to merchants	(11,006)
Other liabilities assumed	(19,144)

Total	$542,801

Other tangible assets consist primarily of property and equipment, trade accounts receivable and prepaid assets. Other liabilities assumed consist primarily of non-current tax liabilities, deferred revenue and accrued liabilities. The amount of goodwill that is expected to be tax deductible is approximately $46.3 million.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets related to the acquisition of Authorize.Net consist of the following (in thousands):

	Amount	Weighted-Average Useful Life (in years)
Partner contracts and related relationships	$86,100	11
Merchant contracts and related relationships	49,300	4
Existing technology	21,900	5
Trade name	3,900	2
Processor relationships	1,200	5

Total	$162,400

Partner contracts and related relationships represent Authorize.Net’s network of independent sales organizations and resellers. Merchant contracts and related relationships represent Authorize.Net’s underlying merchant agreements and relationships with their installed customer base. Existing technology represents Authorize.Net’s payment gateway platform. Trade name represents Authorize.Net’s brand and trademarks. Processor relationships represent Authorize.Net’s electronic connectivity with various processing networks which allow their gateway to process transactions for their merchants.

The value of the partner contracts and related relationships as well as the merchant contracts and related relationships were derived by considering, among other factors, the expected income and discounted cash flows to be generated from such contracts and relationships. The value of the existing technology was derived by considering, among other factors, the expected income and discounted cash flows to be generated, taking into account risks related to the characteristics and applications of the technology and assessments of the life cycle state of the technology. The value of the trade name was derived by considering, among other factors, expected income and discounted cash flows to be generated, also taking into account the expected period in which the company intends to utilize the trade name. The value of the processor relationships was derived by considering the expected cost that would be incurred to establish and build connections with the processors.

Intangible assets are being amortized over their respective estimated useful lives and have a total weighted average amortization period of approximately 8 years.

The components of acquired intangible assets as of December 31, 2007 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$18	$86,082
Merchant contracts and related relationships	49,300	2,678	46,622
Existing technology	21,900	1,027	20,873
Trade name	3,900	321	3,579
Processor relationships	1,200	40	1,160

Total	$162,400	$4,084	$158,316

The consolidated statement of operations includes revenues and expenses of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007, including approximately $4.1 million of amortization expense related to the Authorize.Net intangible assets.

Estimated future amortization expense for the intangible assets recorded on the Company’s December 31, 2007 balance sheet is as follows (in thousands):

Amount
2008	$28,674
2009	26,230
2010	21,777
2011	18,743
2012	12,903
Thereafter	49,989

Total	$158,316

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the Company’s acquisition of Authorize.Net, the Company acquired certain restructuring accruals of approximately $1.8 million related to certain facilities that Authorize.Net had exited. Approximately $0.2 million of payments related to these facilities were made prior to December 31, 2007. In December 2007, the Company also exited certain redundant office space in Marlborough, Massachusetts and recorded a restructuring accrual of approximately $0.1 million which represents future lease obligations, net of projected sublease rental income and approximately $0.1 million of severance related to terminated employees.

The financial information in the table below summarizes the combined results of operations of CyberSource and Authorize.Net, on a pro forma basis, as though the companies had been combined as of the beginning of each of the years presented. The unaudited pro forma financial information for fiscal 2007 combines the historical results of operations of CyberSource for 2007, which include the results of operations of Authorize.Net subsequent to November 1, 2007, and the historical results of operations of Authorize.Net for the ten months ended October 31, 2007. The unaudited pro forma financial information for 2006 combines the historical results of operations of CyberSource for 2006 with the historical results of operations of Authorize.Net for 2006. The unaudited pro forma results include adjustments to reflect amortization of intangible assets and stock-based compensation expense.

This information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition of Authorize.Net had taken place at the beginning of each of the years presented.

The following table summarizes the unaudited pro forma financial information (in thousands, except per-share amounts):

	Year Ended December 31,
	2007	2006
Revenues	$175,195	$127,799
Net income (loss)	$(7,992)	$17,496
Net income (loss) per share—basic	$(0.12)	$0.26
Net income (loss) per share—diluted	$(0.12)	$0.25

3.	BidPay.com Acquisition

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

The Company recorded approximately $0.1 million of amortization expense related to the BidPay intangible assets in each of the years ended December 31, 2007 and 2006.

The pro forma results of operations have not been presented for the acquisition of BidPay because the effect of this acquisition was not considered material.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December of 2007, the Company announced the closure of BidPay. As a result, the Company recorded a restructuring charge of approximately $1.8 million in the fourth quarter of 2007. This charge included $1.6 million for the write-off of the remaining intangible assets related to BidPay, net of deferred tax liabilities, $0.1 million of severance related to terminated employees and $0.1 million for the write-off of property and equipment.

4.	Balance Sheet Detail

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2007	2006
Prepaid expenses	$2,649	$1,253
Acquiring receivable	995	441
Other current assets	545	129

Total prepaid expenses and other current assets	$4,189	$1,823

Other non-current assets consist of the following (in thousands):

	December 31,
	2007	2006
Prepaid rent	$1,108	$1,968
Deposits	502	225
Prepaid expenses, less current portion	510	16
Other non-current assets	221	41

Total other noncurrent assets	$2,341	$2,250

Prepaid rent represents the difference between the Company’s rent expense on a straight-line basis and its rent payments to date. Prepaid rent will increase if rent payments are higher than the rent expense on a straight-line basis and decrease if rent payments are lower than the rent expense on a straight-line basis.

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Employee benefits and related expenses	$5,269	$3,167
Accrued cost of revenues	2,594	1,617
Accrued reseller residual payments	2,711	—
Other liabilities	3,723	1,272

Total other accrued liabilities	$14,297	$6,056

Accrued reseller residual payments represent commissions due to third party sales agents that have sold the Company’s transaction services.

5.	Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners, which will expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. As of December 31, 2005, the Company had recognized losses to the extent of its historical

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment. In 2007 and 2006, the Company recognized joint venture income of approximately $0.2 million and $41,000, respectively.

6.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Cumulative foreign currency translation adjustment	$(5)	$(25)
Unrealized loss on short-term investments	—	(27)

Accumulated other comprehensive loss	$(5)	$(52)

7.	Funds Due to Merchants

At December 31, 2007, the Company was holding funds in the amount of $11.4 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The Company also holds certain funds related to certain credit card and automated clearing house transactions for approximately two to four business days; the actual number of days depends on the contractual terms with the financial institution through which the transactions are processed.

In addition, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution. This amount is classified as restricted cash in the Company’s balance sheet. To date, the deposit has not been applied to offset any deficit balance. The deposit will be held continuously for as long as the Company utilizes the certain processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

8.	Commitments

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2011. Rental expense was approximately $2.2 million, $1.9 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2007 are as follows (in thousands):

Year ending December 31,	Operating Leases
2008	$4,811
2009	4,536
2010	4,235
2011	3,889
2012	1,062
2013	118

Total minimum payments	$18,651

The total of minimum rentals to be received in the future under noncancelable subleases is approximately $5.8 million.

9.	Letter of Credit

At December 31, 2007, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors has the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2007, there are no shares of preferred stock outstanding.

Common Shares

During 2007, the Company amended its certificate of incorporation to increase the number of shares of authorized common stock from 50,000,000 to 125,000,000 in connection with the acquisition of Authorize.Net. The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors.

The Company has reserved shares of common stock for future issuance at December 31, 2007 as follows:

1998 and 1999 Stock Option Plans:
Options outstanding	8,488,620
Options available for future grants	4,502,089
1999 Employee Stock Purchase Plan—shares available for future purchase	139,071

13,129,780

11.	Common Stock Repurchase Program

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

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning at January 30, 2007 to repurchase additional shares of the Company’s common stock. During the period beginning January 30, 2007 and ending December 31, 2007, the Company repurchased 420,800 shares at an average price of $11.96 per share, including repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares. For the period beginning January 30, 2007 through February 9, 2007, the common stock repurchase program authorized on February 7, 2006 was superseded by the common stock repurchase program authorized on January 24, 2007.

12.	Related Party Transactions

For the years ended December 31, 2007, 2006 and 2005, legal fees of approximately $1.2 million, $0.4 million and $0.5 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company is a partner. As of December 31, 2007 and 2006, the Company had immaterial amounts of accounts payable due to Morrison & Foerster LLP.

The terms of the Company’s contracts with the above-related parties are consistent with its contracts with other independent parties.

13.	Litigation and Contingencies

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14.	Income Taxes

The components of income before income taxes are as follows (in thousands):

	December 31,
	2007	2006	2005
Domestic	$(1)	$3,421	$4,952
Foreign	2,111	1,300	1,220

Income before taxes	$2,110	$4,721	$6,172

The Company’s (benefit) for income taxes consists of the following (in thousands):

	December 31,
	2007	2006	2005
Current income taxes:
Federal	$319	$22	$80
State	99	12	38

Total current income tax expense	418	34	118

Deferred income taxes:
Federal	(1,101)	(7,458)	(2,285)
State	(301)	(1,770)	(403)
Foreign	665	(496)	(504)

Total deferred income tax benefit	(737)	(9,724)	(3,192)

Total benefit for income taxes	$(319)	$(9,690)	$(3,074)

A reconciliation between the tax provision computed at the statutory income tax rate of 35% in 2007 and 34% in 2006 and 2005, and the Company’s actual effective income tax provision is as follows (in thousands):

	December 31,
	2007	2006	2005
Tax provision at statutory rate	$738	$1,605	$2,098
State income taxes	113	(1,160)	(241)
Other	16	87	25
Foreign operations	(218)	(886)	(870)
Decrease in valuation allowance	(968)	(9,336)	(4,086)

Provision for income taxes	$(319)	$(9,690)	$(3,074)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, the Company recorded an income tax benefit of approximately $0.3 million. This benefit included a $1.0 million reduction in the Company’s valuation allowance related to a portion of its deferred tax assets that will more likely than not be realized. In addition, as a result of the acquisition of Authorize.Net, the Company recorded as an adjustment to goodwill a $34.5 million reduction in the valuation allowance related to deferred tax assets established in purchase accounting. During 2006, the Company recorded an income tax benefit of approximately $9.7 million. This benefit included a $9.9 million reduction in the Company’s valuation allowance against its deferred tax assets, all of which was recorded as a benefit to the income tax provision. During 2005, the Company recorded an income tax benefit of approximately $3.1 million. This benefit included a $3.2 million reduction in the Company’s valuation allowance against its deferred tax assets, all of which was recorded as a benefit to the income tax provision. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international per-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $196.3 million and $40.6 million, respectively. Of these amounts, $15.2 million represent tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If the Company is not able to use them, the federal and state net operating loss carryforwards will expire in 2013 through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. The Company’s ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

As of December 31, 2007, the Company also has research and development tax credit carryforwards of approximately $3.9 million and $2.2 million for federal and state income tax purposes, respectively. The federal carryforward will expire at various dates beginning in 2018 through 2027, if not utilized. The state carryforward can be carried forward indefinitely.

The Company has not provided for U.S. federal income and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2006, because such earnings are intended to be reinvested in the operations and potential acquisitions of its international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$62,606	$51,388
Tax credit carryforwards	6,011	1,816
Other, net	4,192	1,992
Depreciation differences	10,321	581
Non-deductible stock compensation charges	4,397	1,833

Deferred tax assets	$87,527	$57,610

Deferred tax liabilities:
Acquired intangibles	(63,870)	(1,151)

Net deferred tax assets	$23,657	$56,459
Valuation allowance	(10,288)	(44,510)

Net deferred tax assets	$13,369	$11,949

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the uncertainty surrounding the realization of the tax attributes in tax returns, the Company has not

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded certain deferred tax assets relating to stock option compensation. The valuation allowance decreased approximately $34.2 million from December 31, 2006 to December 31, 2007.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the criteria for recognizing income tax benefits under SFAS 109 and requires additional disclosures about uncertain tax positions. Under FIN 48, the financial statement recognition of the benefit for a tax position is dependent upon the benefit being more likely than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption of FIN 48 on January 1, 2007, the Company did not recognize any unrecognized tax benefits or adjustments to the opening balance in retained earnings.

As of December 31, 2007, the Company has provided a $1.8 million liability representing unrecognized tax benefits relating to various federal and state income tax matters as a result of the acquisition of Authorize.Net which is classified as other non-current tax liabilities in the Company’s balance sheet. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $1.5 million. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

As of December 31, 2007, the Company has accrued $0.4 million of interest related to uncertain tax positions. The Company accounts for interest related to uncertain tax positions as part of its provision for federal and state income taxes.

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits during the year ended December 31, 2007 is as follows (in thousands):

Amount
Balance at January 1, 2007	$—
Additions for tax positions of prior years	1,787
Additions for tax positions related to 2007	—
Reductions for tax positions of prior years	—
Settlements during 2007	—

Balance at December 31, 2007	$1,787

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. With the exception of tax years 2001 and 2003 for the U.S. federal jurisdiction, all other tax years from 2001 through 2007 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions.

15.	Employee Savings and Retirement Plan

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Net Income Per Share Computation

The following table reconciles the numerators and denominators of the net income per share calculation for the years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	December 31,
	2007	2006	2005
Basic net income per share computation:
Net income	$2,429	$14,411	$9,246

Net income attributable to common stockholders	$2,429	$14,411	$9,246

Weighted-average common shares outstanding	40,736	34,623	33,464

Basic net income per share attributable to common stockholders	$0.06	$0.42	$0.28

Diluted net income per share computation:
Net income	$2,429	$14,411	$9,246

Net income attributable to common stockholders	$2,429	$14,411	$9,246

Weighted-average common shares outstanding	40,736	34,623	33,464
Incremental shares attributable to the assumed exercise of outstanding options	2,489	1,970	2,347

Total diluted weighted average common shares	43,225	36,593	35,811

Diluted net income per share attributable to common stockholders	$0.06	$0.39	$0.26

Options to purchase approximately 1,039,000, 361,000, and 1,230,000 shares of common stock were outstanding during 2007, 2006, and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

17.	Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2007 or 2006.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.	Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2007 and 2006 is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2007
Revenues	$22,125	$22,893	$26,546	$45,435	$116,999
Gross profit	10,209	10,476	11,489	22,712	54,886
Net income	736	160	347	1,186	2,429
Basic net income per share	$0.02	$—	$0.01	$0.02	$0.06
Diluted net income per share	$0.02	$—	$0.01	$0.02	$0.06

Fiscal 2006
Revenues	$15,584	$16,398	$17,359	$20,909	$70,250
Gross profit	8,439	8,694	8,586	9,904	35,623
Net income	875	790	286	12,460	14,411
Basic net income per share	$0.03	$0.02	$0.01	$0.36	$0.42
Diluted net income per share	$0.02	$0.02	$0.01	$0.34	$0.39

The fourth quarter fiscal 2007 and 2006 net income includes a reduction in the Company’s deferred tax asset valuation allowance of $1.0 million and $9.9 million, respectively. The fourth quarter fiscal 2007 net income includes restructuring and other non-recurring charges of approximately $1.8 million related to the closure of BidPay.

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

The Company acquired Authorize.Net Holdings, Inc. (“Authorize.Net”) on November 1, 2007. Management excluded Authorize.Net’s internal control over financial reporting from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited CyberSource Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CyberSource Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Authorize.net Holdings, Inc., which is included in the 2007 consolidated financial statements of CyberSource Corporation and constituted $28.0 million and $10.4 million of total and net assets, respectively, as of December 31, 2007 and $13.2 million of revenues for the year then ended. Our audit of internal control over financial reporting of CyberSource Corporation also did not include an evaluation of the internal control over financial reporting of Authorize.net Holdings, Inc.

In our opinion, CyberSource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CyberSource Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the three years ended December 31, 2007 of CyberSource Corporation and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

March 10, 2008

ITEM 9B:    OTHER INFORMATION

None.

PART III

ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11:    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following documents are filed as part of this Report:

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is listed on page 59 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3. Index to Exhibits

See Index to Exhibits on page 60.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 11th day of March, 2008.

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

	Signature	Title	Date

/s/	WILLIAM S. MCKIERNAN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2008
William S. McKiernan

/s/	STEVEN D. PELLIZZER	Chief Financial Officer and Senior Vice President of Finance (Principal Financial Officer)	March 11, 2008
Steven D. Pellizzer

/s/	ROBERT E. DONAHUE	Director	March 11, 2008
Robert E. Donahue

/s/	JOHN J. MCDONNELL, JR.	Director	March 11, 2008
John J. McDonnell, Jr.

/s/	STEVEN P. NOVAK	Director	March 11, 2008
Steven P. Novak

/s/	RICHARD SCUDELLARI	Director	March 11, 2008
Richard Scudellari

/s/	KENNETH R. THORNTON	Director	March 11, 2008
Kenneth R. Thornton

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2005, 2006 and 2007

(In thousands)

	Balance at Beginning of Year	Amounts Acquired or Charged to Revenue, Costs, or Expenses	Write- offs and Recoveries	Balance at End of Year
2005
Allowance for Doubtful Accounts	$473	$445	$268	$650
2006
Allowance for Doubtful Accounts	$650	$793	$950	$493
2007
Allowance for Doubtful Accounts	$493	$1,209	$968	$734

EXHIBIT INDEX

Exhibit Number	Document
3.1	Certificate of Incorporation of the Registrant, as amended.
3.2(1)	Bylaws of the Registrant, as amended.
3.3(2)	Amendment to the Bylaws.
3.4(3)	Amendment to the Bylaws.
3.5(4)	Amendment to the Bylaws
3.6(5)	Amendment to the Bylaws
3.7(6)	Amendment to the Bylaws
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
10.1(1)+	Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2(1)+	1998 Stock Option Plan.
10.3(7)+	1999 Stock Option Plan, as amended
10.4(8)x	Conveyance Agreement dated December 31, 1997 by and between CyberSource Corporation and Internet Commerce Service Corporation.
10.5(9)x	Amended and Restated Inter-Company Cross License Agreement dated May 19, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.6(10)x	Internet Commerce Services Agreement dated April 23, 1998 by and between Internet Commerce Services Corporation and software.net Corporation.
10.7(11)	Amended and Restated Investors’ Rights Agreement dated October 21, 1998.
10.8(12)+	1999 Employee Stock Purchase Plan, as amended.
10.9(13)x	CyberSource Internet Commerce Services Agreement dated May 1, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.10(14)+	1999 Nonqualified Stock Option Plan, as amended.
10.11(15)x	Software License Agreement dated June 30, 1999 by and between CyberSource Corporation and Beyond.com Corporation.
10.12(16)	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.
10.13(17)	Second Amendment, dated December 30, 2004, to Lease, dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation.
10.14(18)	Oral Employment Agreements with Directors and Named Executive Officers
10.15(19)+	Executive Employment Agreement dated March 31, 2006, by and between CyberSource Corporation and Scott Cruickshank
10.16(20)	Agreement and Plan of Reorganization dated June 17, 2007, by and between CyberSource Corporation, Congress Acquisition-Sub, Inc., Congress Acquisition Sub 1 LLC, and Authorize.Net Holdings, Inc.
10.17(21)+	Executive Employment Agreement dated June 17, 2007, by and between CyberSource Corporation and Roy Banks.
10.18(22)+	Amendment to the 1999 Stock Option Plan.
10.19(23)	Lease dated December 14, 2007, by and between CyberSource Corporation and Pracvest, LC.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. Reference is made to Page 58.
31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 11, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 11, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated March 11, 2008, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant dated March 11, 2008, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1 (No. 333-77565).
(2)	Previously filed as exhibit, bearing the same number, to the Registrant’s registration statement on Form S-1/A (No. 333-77565) filed on June 17, 1999.
(3)	Previously filed as exhibit 99.2 to the Registrant’s Form 8-K filed on August 18, 2005.
(4)	Previously filed as exhibit 3.5 to the Registrant’s Form 8-K filed on April 5, 2006.
(5)	Previously filed as exhibit 3.6 to the Registrant’s Form 8-K filed on April 19, 2006.
(6)	Previously filed as exhibit 3.2 to the Registrant’s Form 8-K filed on October 31, 2007.
(7)	Previously filed as exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(8)	Previously filed as exhibit 10.9 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(9)	Previously filed as exhibit 10.10 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(10)	Previously filed as exhibit 10.11 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(11)	Previously filed as exhibit 10.12 to the Registrant’s registration statement on Form S-1 (No. 333-77545).
(12)	Previously filed as exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2006.
(13)	Previously filed as exhibit 10.16 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(14)	Previously filed as exhibit 10.17 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(15)	Previously filed as exhibit 10.18 to the Registrant’s registration statement on Form S-1 (No. 333-89337).
(16)	Previously filed as exhibit 10.19 to the Registrant’s Form 10-K for the year 1999 (No. 000-26477).
(17)	Previously filed as an exhibit, bearing the same number, to the Registrant’s Form 10-K for the year 2004 (No. 000-26477).
(18)	Previously filed in the Registrant’s Form 8-K filed March 10, 2005.
(19)	Previously filed as exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006.
(20)	Previously filed as exhibit 2.1 to the Registration’s Form 8-K filed on June 19, 2007.
(21)	Previously filed as exhibit 99.1 to the Registration’s Form 8-K filed on June 22, 2007.
(22)	Previously filed as exhibit 99.1 to the Registration’s Form 8-K filed on October 29, 2007.
(23)	Previously filed as exhibit 10.1 to the Registration’s Form 8-K on December 26, 2007.
x	Confidential treatment granted as to portions of this exhibit.
+	Management contract or compensation plan, contract or arrangement.