Form 10-Q
period 2008-03-31
CYBERSOURCE CORP
filed 2008-05-06
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2008, there were 68,981,976 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2008	December 31, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,685	$40,393
Accounts receivable, net	14,818	15,503
Prepaid expenses and other current assets	4,143	4,189
Deferred income taxes	3,596	3,596

Total current assets	73,242	63,681
Property and equipment, net	12,404	10,664
Intangible assets, net	151,148	158,316
Goodwill	291,456	291,456
Non-current deferred income taxes, net	9,546	9,773
Other non-current assets	2,365	2,341
Restricted cash	1,516	1,516

Total assets	$541,677	$537,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,205	$613
Funds due to merchants	12,246	11,399
Other accrued liabilities	12,085	14,297
Deferred revenue	4,127	3,772
Accrued restructuring	537	904

Total current liabilities	30,200	30,985
Deferred revenue, less current portion	707	493
Accrued restructuring, less current portion	873	860
Other non-current tax liabilities	2,237	2,195

Total liabilities	34,017	34,533

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	794,575	790,682
Accumulated other comprehensive income (loss)	15	(5)
Accumulated deficit	(286,999)	(287,532)

Total stockholders’ equity	507,660	503,214

Total liabilities and stockholders’ equity	$541,677	$537,747

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2007.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues	$53,420	$22,125
Cost of revenues	25,828	11,916

Gross profit	27,592	10,209
Operating expenses:
Product development	5,247	2,591
Sales and marketing	16,630	4,369
General and administrative	5,502	2,792

Total operating expenses	27,379	9,752

Income from operations	213	457
Other income	147	53
Interest income	394	673

Income before income taxes	754	1,183
Income tax provision	221	447

Net income	$533	$736

Basic earnings per share	$0.01	$0.02

Diluted earnings per share	$0.01	$0.02

Weighted average number of shares used in computing basic earnings per share	68,789	35,011

Weighted average number of shares used in computing diluted earnings per share	71,336	37,242

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$533	$736
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	7,168	34
Depreciation expense	1,361	434
Income from investment in joint venture	(50)	(46)
Stock-based compensation	2,192	1,391
Changes in operating assets and liabilities:
Accounts receivable	685	(658)
Prepaid expenses and other current assets	46	(297)
Deferred income taxes	227	426
Other non-current assets	26	47
Accounts payable	592	34
Accrued liabilities	(2,566)	113
Funds due to merchants	847	—
Deferred revenue	569	71
Other non-current tax liabilities	42	—

Net cash provided by operating activities	11,672	2,285
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,101)	(475)
Purchases of short-term investments	—	(14,783)
Maturities of short-term investments	—	16,066

Net cash provided by (used in) investing activities	(3,101)	808
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,701	970

Net cash provided by financing activities	1,701	970
Effect of exchange rate changes on cash	20	(11)

Increase in cash and cash equivalents	10,292	4,052
Cash and cash equivalents at beginning of period	40,393	21,701

Cash and cash equivalents at end of period	$50,685	$25,753

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission (“SEC”) on March 11, 2008, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recognized stock-based compensation expense of $2.2 million and $1.4 million during the three months ended March 31, 2008 and 2007, respectively.

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

A summary of the Company’s stock option activity during the three months ended March 31, 2008 is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2007	8,488,620	8.95
Granted	1,550,450	12.97
Exercised	(281,748)	5.83
Forfeited	(56,636)	11.35

Outstanding as of March 31, 2008	9,700,686	$9.67	4.90	$53,350,175

Vested and expected to vest as of March 31, 2008	8,818,057	$9.51	4.87	$50,277,372
Exercisable as of March 31, 2008	4,713,828	$7.58	4.39	$37,738,431

During the three months ended March 31, 2008 and 2007, the total intrinsic value of stock options exercised was approximately $2.9 million and $1.7 million, respectively. As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $22.4 million, which is expected to be recognized over a weighted average period of approximately 2.95 years. During the three months ended March 31, 2008 and 2007, the total cash received from the exercise of stock options was approximately $1.7 million and $1.0 million, respectively.

For stock options granted during the three months ended March 31, 2008 and 2007, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	1.86%	4.47%
Dividend yield	—	—
Volatility	0.49	0.58
Expected life (years)	3.54	3.46

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The weighted average fair value of options granted was $4.87 and $5.48 per share for options granted during the three months ended March 31, 2008 and 2007, respectively.

As of March 31, 2008, the Company had 100,000 restricted shares outstanding, none of which have vested.

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

Long-Lived Assets

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of March 31, 2008, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007, with a carrying value of approximately $291.5 million. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company will evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31.

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of March 31, 2008, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $151.1 million.

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

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established and adjusted when necessary to reduce deferred tax assets to the amounts expected to more likely than not be realized. Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.

2. ACQUISITIONS

Authorize.Net

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

The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management’s best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill. Goodwill of $291.5 million and other intangible assets of $162.4 million were recorded upon the close of the acquisition and the intangible assets are being amortized over their respective estimated useful lives of two to eleven years.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The components of acquired intangible assets as of March 31, 2008 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$683	$85,417
Merchant contracts and related relationships	49,300	7,250	42,050
Existing technology	21,900	2,417	19,483
Trade name	3,900	802	3,098
Processor relationships	1,200	100	1,100

Total	$162,400	$11,252	$151,148

Estimated future amortization expense for the intangible assets recorded on the Company’s March 31, 2008 balance sheet is as follows (in thousands):

Amount
Remainder of 2008	$21,506
2009	26,230
2010	21,777
2011	18,743
2012	12,903
Thereafter	49,989

Total	$151,148

See the Company’s Form 10-K for the year ended December 31, 2007 for more information on the Authorize.Net acquisition.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Prepaid expenses	$2,851	$2,649
Acquiring receivable	1,132	995
Other current assets	160	545

Total prepaid expenses and other current assets	$4,143	$4,189

Other non-current assets consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Prepaid rent	$1,048	$1,108
Deposits	502	502
Prepaid expenses, less current portion	532	510
Other non-current assets	283	221

Total other non-current assets	$2,365	$2,341

Prepaid rent represents the difference between the Company’s rent expense on a straight-line basis and its rent payments to date. Prepaid rent will increase if rent payments are higher than the rent expense on a straight-line basis and decrease if rent payments are lower than the rent expense on a straight-line basis.

Other accrued liabilities consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Employee benefits and related expenses	$4,173	$5,269
Accrued cost of revenues	1,850	2,594
Accrued reseller residual payments	2,658	2,711
Other accrued liabilities	3,404	3,723

Total other accrued liabilities	$12,085	$14,297

Accrued reseller residual payments represent commissions due to third-party sales agents that have sold the Company’s transaction services.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income	$533	$736
Change in cumulative translation adjustment	20	(11)
Unrealized gain on short-term investments	—	15

Comprehensive income	$553	$740

5. FUNDS DUE TO MERCHANTS

At March 31, 2008, the Company was holding funds in the amount of $12.2 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions for approximately seven business days; the actual number of days depends on the contractual terms with each merchant. The Company also holds certain funds related to certain credit card and automated clearing house transactions for approximately two to four business days; the actual number of days depends on the contractual terms with the financial institution through which the transactions are processed.

In addition, the Company has $0.5 million on deposit with a financial institution to cover any deficit account balance that could occur if the amount of transactions returned or charged back exceeds the balance on deposit with the financial institution. This amount is classified as restricted cash in the Company’s balance sheet. To date, the deposit has not been applied to offset any deficit balance. The deposit will be held continuously for as long as the Company utilizes certain processing services of the financial institution, and the amount of the deposit may increase as processing volume increases.

6. RESTRUCTURING CHARGES

As a result of the Company’s acquisition of Authorize.Net, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. In December 2007, the Company also exited certain redundant office space in Marlborough, Massachusetts and recorded a restructuring accrual of approximately $0.1 million. This amount represents future lease obligations, net of projected sublease rental income. The Company also recorded approximately $0.1 million of severance related to terminated employees. In March 2008, the Company consolidated certain office space in American Fork, Utah and as a result, recorded a restructuring accrual of approximately $0.1 million. The expense was included in general and administrative expenses for the quarter ended March 31, 2008.

In December 2007, the Company announced the closure of BidPay.com, Inc., a payment service provider for online auctions. As a result, the company recorded a restructuring accrual of approximately $0.1 million, representing severance payments related to terminated employees which were paid during the quarter ended March 31, 2008.

The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2008 (in thousands):

	Balance at December 31, 2007	Adjustment to Restructuring Charge	Cash Payments	Balance at March 31, 2008
Severance and benefits	$189	$—	$(145)	$44
Facilities related charges	1,575	129	(338)	1,366

	$1,764	$129	$(496)	$1,410

7. LETTER OF CREDIT

At March 31, 2008, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

9. COMMON STOCK REPURCHASE PROGRAM

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase shares of the Company’s common stock. During the period beginning January 30, 2007 and ended January 29, 2008, the Company repurchased 420,800 shares at an average price of $11.96 per share, including repurchase costs, none of which were repurchased in the three months ended March 31, 2008. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

10. GUARANTEES

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2008.

11. NET INCOME PER SHARE COMPUTATION

The following table reconciles the numerators and denominators of the net income per share calculation for the three months ended March 31, 2008 and 2007, respectively (in thousands, except per share data):

	March 31,
	2008	2007
Basic net income per share computation:
Net income	$533	$736

Net income attributable to common stockholders	$533	$736

Weighted-average common shares outstanding	68,789	35,011

Basic net income per share attributable to common stockholders	$0.01	$0.02

Diluted net income per share computation:
Net income	$533	$736

Net income attributable to common stockholders	$533	$736

Weighted-average common shares outstanding	68,789	35,011
Incremental shares attributable to the assumed exercise of outstanding options	2,547	2,231

Total diluted weighted average common shares	71,336	37,242

Diluted net income per share attributable to common stockholders	$0.01	$0.02

Options to purchase approximately 902,000 and 1,245,000 shares of common stock were outstanding as of March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

12. INCOME TAXES

As part of the process of preparing the unaudited condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating the current tax liability under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the unaudited condensed consolidated balance sheets.

Income tax expense for the quarter ended March 31, 2008 was $0.2 million, or 29% of pre-tax income, compared to $0.4 million, or 38% of pre-tax income for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of stock-based compensation and lower foreign tax rates. The favorable impact was partially offset by the impact of state income taxes. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to foreign operation tax benefits.

During 2007, the Company recorded an income tax benefit of approximately $0.3 million. This benefit included a $1.0 million reduction in the Company’s valuation allowance related to a portion of its deferred tax assets that will more likely than not be realized. In addition, as a result of the acquisition of Authorize.Net, the Company recorded as an adjustment to goodwill a $34.5 million reduction in the valuation allowance related to deferred tax assets established in purchase accounting. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

Financial Accounting Standards Interpretation, No. 48

Effective January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. The Company recognized a $2.2 million increase in a liability for unrecognized tax benefits relating to various federal and state tax matters as a result of acquisition of Authorize.Net. The Company classifies interest and penalties as a component of tax expense.

As of March 31, 2008, the Company’s total gross unrecognized tax benefits did not change compared with the balance as of December 31, 2007. Of the total gross unrecognized tax benefits, $1.6 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Interest and penalties of $0.4 million are included in the unrecognized tax benefits.

The Company files federal, state and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and California income tax purposes, the statute of limitation currently remains open for all years since inception due to utilization of net operating losses and research and development credits generated in prior years.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. With the exception of tax years 2001 and 2003 for U.S. federal, all other tax years 2001 through 2007 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions.

13. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of money market funds (cash equivalents) of approximately $27.0 million as of March 31, 2008. The Company has no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of March 31, 2008.

14. RECENT PRONOUNCEMENTS

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

15. SUBSEQUENT EVENTS

On April 29, 2008, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on or about May 2, 2008 to repurchase shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our statement that we do not expect to pay any dividends in the near future; (b) our expectation to recognize stock-based compensation expense related to non-vested stock options over a weighted average period of approximately 2.96 years; (c) that we will evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31; (d) our estimated amortization expense for our intangible assets; (e) our belief that our cash and cash equivalents balance as of March 31, 2008 will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (f) our conclusion that, due to the nature of our short-term investments, there is no material market risk exposure with respect to such investments; (g) our belief that if we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed; (h) our expectation that, product development expenses in the three months ended June 30, 2008 will moderately increase in absolute dollars as compared to the three months ended March 31, 2008 as we continue to increase headcount to support the development of newly offered services and other related internal systems; (i) our expectation that product development expenses as a percentage of revenues in the three months ended June 30, 2008 to be relatively consistent with the three months ended March 31, 2008; (j) our expectation that sales and marketing expenses in the three months ended June 30, 2008, will moderately increase in absolute dollars as compared to the three months ended March 31, 2008 as we continue to develop our sales and marketing infrastructure to support expected revenue growth; (k) our expectation that sales and marketing expenses as a percentage of revenues in the three months ended June 30, 2008 will be relatively consistent with the three months ended March 31, 2008; (l) the belief that as a percentage of revenue, we expect general and administrative expenses in the three months ended June 30, 2008, will be relatively consistent with the three months ended March 31, 2008; (m) our expectation that general and administrative expenses in the three months ended June 30, 2008, will moderately increase in absolute dollars as compared to the three months ended March 31, 2008 due primarily to higher compensation related expenses and higher third-party professional fees; (n) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance; (o) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (p) our expectation that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition; (q) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (r) statements regarding our future growth also depending in part on our proprietary technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing and new products and services; (s) statements regarding the use of and interest in the Internet; (t) statements regarding the increase in the significance of the Internet as a commercial marketplace; (u) the statement regarding our belief that our fraud screen service may require us to comply with the Fair Credit Reporting Act; (v); our belief that CyberSource and Authorize.Net’s respective businesses complement each other and the acquisition will increase the scale and scope of the combined company, diversify the combined company’s service offerings, and create opportunities for cost reductions through integration savings (w) statements regarding our belief that the outcome of any of the mentioned legal matters and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows; (x) our belief that an adverse outcome in a lawsuit relating to the ‘154 Patent will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (y) our statement regarding a reduction to income tax expense recorded in the future resulting from offsetting decreases in our valuation allowance; (z) our belief that our future success will depend upon our ability to retain our key management personnel; (aa) our expectation that quarterly results will fluctuate significantly; (bb) our expectation that we will recognize stock-based compensation expense over the requisite service period of the award; (cc) our expectation that interest income in the three months ended June 30, 2008 will be relatively consistent with the three months ended March 31, 2008 due to anticipated higher cash and cash equivalents balances, offset by lower investment yields; (dd) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (ee) our expectation that competition will intensify in the future; (ff) our belief that periodic interruptions will continue to occur from time to time; (gg) that we currently estimate that we will incur approximately $29 million of incremental annual amortization expense during the year ended December 31, 2008; (hh) our expectation that the success of the Authorize.Net merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of the two former companies; (ii) that the success of the combined company following the merger will depend in part upon the ability of the combined company to retain key employees of both former companies; (jj) our future minimum lease payments; (kk) our expectation that due to the PTO’s issuance of a “Notice of Intent to Issue Reexam Certificate,” we will receive a new patent certificate shortly; (ll) our expectation that the Authorize.Net merger will create opportunities to achieve cost savings and revenue synergies, to share technological developments and to achieve other synergistic benefits; (mm) the expectation that, in accordance with United States generally accepted accounting principles (“GAAP”), the Authorize.Net merger was accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock; (nn) that we have net operating loss carry forwards and employee stock tax benefits that will be utilized in the calendar year 2008; (oo) that our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies; (pp) our expectation that the combined company will benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration; (qq) that achieving the anticipated benefits of the Authorize.Net merger will depend, in part, on the integration of technology, operations and personnel of the two former companies; (rr) that our success will depend in part upon the ability of our executive officers to manage growth effectively; (ss) that we will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives; and (tt) that as a precaution, we have implemented processes that we believe will enable us to comply with the Act if we were deemed a consumer reporting agency.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2008 (SEC File No. 000-26477).

OVERVIEW

We primarily derive our revenues from monthly commerce transaction processing fees, global acquiring fees, and support service fees. Transaction and global acquiring revenues are recognized in the period in which the transactions occur and support service fees are recognized as the related services are provided and costs are incurred.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. A full discussion of the following accounting policies is included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. There were no material changes in the application of critical accounting policies during the quarter ended March 31, 2008.

•	Revenue Recognition

•	Accounts Receivable

•	Reserve for Merchant Losses

•	Legal Contingencies

•	Accounting for Income Taxes

•	Stock-based Compensation

•	Long-Lived Assets

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	48.3	53.9

Gross profit	51.7	46.1
Operating expenses:
Product development	9.8	11.7
Sales and marketing	31.2	19.7
General and administrative	10.3	12.6

Total operating expenses	51.3	44.0

Income from operations	0.4	2.1
Interest and other income	1.0	3.2

Income before income taxes	1.4	5.3
Income tax provision	0.4	2.0

Net income	1.0%	3.3%

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Revenues. Revenues were $53.4 million for the three months ended March 31, 2008, as compared to $22.1 million for the three months ended March 31, 2007, an increase of approximately $31.3 million or 141.4%. Approximately 64% of the increase in revenues was attributable to Authorize.Net. Approximately 18% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in revenues was primarily from new customers that entered into contracts during the twelve months ended March 31, 2008. We processed approximately 445 million transactions during the three months ended March 31, 2008, as compared to approximately 264 million transactions processed during the three months ended March 31, 2007, an increase of approximately 68%. Approximately 59% of the increase in transaction volumes was attributable to Authorize.Net. Global acquiring revenues represented 31.9% of our revenues for the three months ended March 31, 2008, as compared to 40.0% for the three months ended March 31, 2007. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services.

Cost of Revenues. Cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $25.8 million or 48.3% of revenues for the three months ended March 31, 2008, as compared to $11.9 million or 53.9% of revenues for the three months ended March 31, 2007. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. In addition, cost of revenues for the three months ended March 31, 2008 includes Authorize.Net cost of revenues as well as approximately $1.4 million of intangible amortization expense related to existing technology and processor relationships resulting from our acquisition of Authorize.Net. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenue from our acquisition of Authorize.Net. Included in cost of revenues for the three months ended March 31, 2008 and 2007, is approximately $0.3 million and $0.2 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $5.2 million for the three months ended March 31, 2008, as compared to $2.6 million for the three months ended March 31, 2007, an increase of approximately $2.7 million or 102.5%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $2.3 million. Stock-based compensation expense included in product development expenses was approximately

$0.5 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of revenue, product development expenses decreased to 9.8% in the three months ended March 31, 2008, as compared to 11.7% for the three months ended March 31, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation expenses during the three months ended March 31, 2008. We expect product development expenses in the three months ended June 30, 2008 to moderately increase in absolute dollars as compared to the three months ended March 31, 2008 as we continue to increase headcount to support the development of newly offered services and other related internal systems. As a percentage of revenue, we expect product development expenses in the three months ended June 30, 2008 to be relatively consistent with the three months ended March 31, 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $16.6 million for the three months ended March 31, 2008, as compared to $4.4 million for the three months ended March 31, 2007, an increase of approximately $12.3 million or 280.6%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $4.6 million, related to sales of our Authorize.Net services, and an increase in headcount and related compensation expense which increased by approximately $1.5 million. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses for the three months ended March 31, 2008, include approximately $5.7 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. Stock-based compensation expense included in sales and marketing expenses was approximately $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of revenue, sales and marketing expenses increased to 31.2% for the three months ended March 31, 2008, as compared to the 19.7% for the three months ended March 31, 2007. The increase is primarily due to the increase in commissions paid to outside sales agents, the increase in compensation expense, and the increase in amortization expense, offset to a certain extent, by the increase in revenue resulting from our acquisition of Authorize.Net and from existing and new customers. We expect that sales and marketing expenses in the three months ended June 30, 2008, will moderately increase in absolute dollars as compared to the three months ended March 31, 2008 as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended June 30, 2008 to be relatively consistent with the three months ended March 31, 2008.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $5.5 million for the three months ended March 31, 2008, as compared to $2.8 million for the three months ended March 31, 2007, an increase of approximately $2.7 million or 97.1%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $1.5 million, an increase in fees for outside professional services which increased by approximately $0.3 million, and an increase in bad debt expense of approximately $0.3 million. Stock-based compensation expense included in general and administrative expenses was approximately $1.0 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses were 10.3% for the three months ended March 31, 2008, as compared to the 12.6% for the three months ended March 31, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation related expenses during the three months ended March 31, 2008. We expect that general and administrative expenses in the three months ended June 30, 2008, will moderately increase in absolute dollars as compared to the three months ended March 31, 2008 due primarily to higher compensation related expenses and higher third-party professional fees. As a percentage of revenue, we expect general and administrative expenses in the three months ended June 30, 2008, to be relatively consistent with the three months ended March 31, 2008.

Other Income. Other income consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other income was approximately $0.1 million for the three months ended March 31, 2008, consistent with the $0.1 million for the three months ended March 31, 2007.

Interest Income. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.4 million for the three months ended March 31, 2008 as compared to $0.7 million for the three months ended March 31, 2007. The decrease is primarily due to a decrease in average balances of cash, cash equivalents and short-term investments during the year ended March 31, 2008 as compared to the three months ended March 31, 2007 as a result of cash used in our acquisition of Authorize.Net, and lower investment yields. We expect interest income in the three months ended June 30, 2008 to be relatively consistent with the three months ended March 31, 2008 due to anticipated higher cash and cash equivalents balances, offset by lower investment yields.

Income Tax Provision. Income tax expense for the quarter ended March 31, 2008 was $0.2 million, or 29% of pre-tax income, compared to $0.4 million, or 38% of pre-tax income for the three months ended March 31, 2007. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of stock-based compensation and lower foreign tax rates. The favorable impact was partially offset by the impact of state income taxes. The effective tax rate for the first quarter of 2007 differs from the U.S. federal statutory rate of 35% primarily due to foreign operational rate benefits.

During the fourth quarter of 2007, we recorded a reduction in the valuation allowance related to a portion of our deferred tax assets that will more likely than not be realized, based on future projected taxable income. We intend to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $50.7 million as of March 31, 2008 compared to $40.4 million as of December 31, 2007. Cash and cash equivalents increased by approximately $10.3 million from December 31, 2007 to March 31, 2008. The increase is primarily due to cash provided by operating activities of approximately $11.7 million, which includes bonuses paid under the company-wide bonus plan of approximately $2.3 million, and proceeds from the issuance of the Company’s common stock resulting from stock option exercises of approximately $1.7 million, offset partially by capital expenditures of approximately $3.1 million.

We believe that our cash and cash equivalents balance as of March 31, 2008 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of March 31, 2008, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$21,585	$4,992	$10,304	$6,289

Total commitments	$21,585	$4,992	$10,304	$6,289

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

Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents which are invested in money market funds. All of our cash equivalents are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in money market funds.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that there was no change in our internal controls that occurred during the fiscal quarter ending March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against CyberSource, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against CyberSource is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of CyberSource and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from our insurers regarding recovery from the underwriter defendants and other consideration from CyberSource regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, we informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

On August 11, 2004, we filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes our U.S. Patent No. 6,029,154 (the “‘154 Patent”). We served ReD US with the complaint on August 12, 2004, and we served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to our complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by CyberSource with respect to our allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, we filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, we agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event we later discover that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if we later establish that personal jurisdiction existed, we could re-file against ReD UK in this action without prejudice to its damages claim. We also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, we met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ‘154 Patent. On September 7, 2006, we filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending our deadline to file a notice of appeal. On October 30, 2006, we filed a notice of appeal. On December 22, 2006, we filed the appeal brief. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. Accordingly, the patent has been re-validated and we expect to receive a new patent certificate shortly. While there can be no assurances as to the outcome of the lawsuit, we do not presently believe that the lawsuit would have a material effect on our financial condition, results of operations, or cash flows.

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

There are no material changes to the Risk Factors described under the title “Factors That May Affect Future Performance” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The fact that some of the risk factors may be the same or similar to our past filings means only that the risks are present in multiple periods.

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

We currently estimate that we will incur approximately $29 million of incremental annual amortization expense during the year ended December 31, 2008. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of our common stock.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the three months ended March 31, 2008, our global acquiring revenue represented approximately 31.9% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 6.5% and 9.5% of our revenues in the three months ended March 31, 2008 and 2007, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

We have included employee stock-based compensation costs in our results of operations for the three months ended March 31, 2008 and 2007, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. In addition, new regulations implemented by The Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of March 31, 2008, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

In accordance with Section 10A(i)(2) of the Exchange Act and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the first quarter of fiscal year 2008 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the first quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization, dated June 17, 2007, by and among CyberSource Corporation, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc. and Congress Acquisition Sub 1, LLC.

3.1(2)	Second Amended and Restated Certificate of Incorporation of CyberSource Corporation.

3.2(3)	Amendment to the Second Amended and Restated Certificate of Incorporation of CyberSource Corporation.

3.3(4)	CyberSource Corporation’s Bylaws, as amended.

3.4(5)	Amendment to the Bylaws.

3.5(6)	Amendment to the Bylaws.

3.6(7)	Amendment to the Bylaws.

3.7(8)	Amendment to the Bylaws.

3.8(9)	Amendment to the Bylaws.

10.1	CyberSource Corporation Amended and Restated 1999 Stock Option Plan.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 6, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven D. Pellizzer, Senior Vice President of Finance and Chief Financial Officer of the Registrant dated May 6, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated May 6, 2008, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Pellizzer, Senior Vice President of Finance and Chief Financial Officer of the Registrant dated May 6, 2008, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on June 19, 2007.

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(3)	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed on October 31, 2007.

(4)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-77545) filed on June 17, 1999.

(6)	Incorporated by reference to Exhibit No. 99.2 previously filed with the Company’s Current Report on Form 8-K filed on August 18, 2005.

(7)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 5, 2006.

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 19, 2006.

(9)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Current Report on Form 8-K filed on October 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: May 6, 2008	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)