Form 10-Q
period 2008-06-30
CYBERSOURCE CORP
filed 2008-08-07
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

As of July 23, 2008, there were 69,487,942 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2008	December 31, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,646	$40,393
Accounts receivable, net	15,555	15,503
Prepaid expenses and other current assets	4,371	4,189
Deferred income taxes	3,596	3,596

Total current assets	88,168	63,681
Property and equipment, net	13,028	10,664
Intangible assets, net	143,980	158,316
Goodwill	291,342	291,456
Non-current deferred income taxes, net	9,773	9,773
Other non-current assets	2,600	2,341
Restricted cash	1,537	1,516

Total assets	$550,428	$537,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,268	$613
Funds due to merchants	11,974	11,399
Other accrued liabilities	14,821	14,297
Deferred revenue	4,154	3,772
Accrued restructuring	389	904

Total current liabilities	32,606	30,985
Deferred revenue, less current portion	874	493
Accrued restructuring, less current portion	798	860
Other non-current tax liabilities	2,281	2,195

Total liabilities	36,559	34,533

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	800,852	790,682
Accumulated other comprehensive loss	(8)	(5)
Accumulated deficit	(287,044)	(287,532)

Total stockholders’ equity	513,869	503,214

Total liabilities and stockholders’ equity	$550,428	$537,747

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2007.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$55,659	$22,893	$109,079	$45,018
Cost of revenues	27,558	12,417	53,386	24,333

Gross profit	28,101	10,476	55,693	20,685
Operating expenses:
Product development	5,863	2,892	11,110	5,483
Sales and marketing	16,927	4,829	33,557	9,198
General and administrative	5,786	3,255	11,288	6,047

Total operating expenses	28,576	10,976	55,955	20,728

Loss from operations	(475)	(500)	(262)	(43)
Other income	92	19	239	72
Interest income	364	722	758	1,395

Income (loss) before income taxes	(19)	241	735	1,424
Income tax provision	26	81	247	528

Net income (loss)	$(45)	$160	$488	$896

Basic net income (loss) per share	$—	$—	$0.01	$0.03

Diluted net income (loss) per share	$—	$—	$0.01	$0.02

Weighted average number of shares used in computing basic net income (loss) per share	69,217	35,276	69,014	35,144

Weighted average number of shares used in computing diluted net income (loss) per share	72,223	37,472	71,907	37,439

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488	$896
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	14,336	68
Depreciation expense	2,910	866
Income from investment in joint venture	(99)	(83)
Stock-based compensation	4,784	3,143
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Accounts receivable	(52)	(1,221)
Prepaid expenses and other current assets	(182)	(771)
Deferred income taxes	—	493
Other non-current assets	(67)	53
Accounts payable	655	(46)
Accrued liabilities	(53)	1,695
Funds due to merchants	575	—
Deferred revenue	763	45
Other non-current tax liabilities	86	—

Net cash provided by operating activities	24,144	5,146
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,274)	(812)
Purchases of short-term investments	—	(35,868)
Maturities of short-term investments	—	36,331

Net cash used in investing activities	(5,274)	(349)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,386	2,163
Repurchase of common stock	—	(363)

Net cash provided by financing activities	5,386	1,800
Effect of exchange rate changes on cash	(3)	99

Increase in cash and cash equivalents	24,253	6,696
Cash and cash equivalents at beginning of period	40,393	21,701

Cash and cash equivalents at end of period	$64,646	$28,397

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission (“SEC”) on March 11, 2008, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recognized stock-based compensation expense of $2.6 million and $1.8 million during the three months ended June 30, 2008 and 2007, respectively, and $4.8 million and $3.1 million during the six months ended June 30, 2008 and 2007, respectively.

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

A summary of the Company’s stock option activity during the six months ended June 30, 2008 is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2007	8,488,620	$8.95
Granted	1,646,950	13.22
Exercised	(793,481)	6.71
Forfeited	(124,800)	12.38

Outstanding as of June 30, 2008	9,217,289	$9.85	4.65	$67,589,773

Vested and expected to vest as of June 30, 2008	8,388,327	$9.70	4.62	$63,207,556
Exercisable as of June 30, 2008	4,687,345	$7.89	4.11	$45,508,341

During the three and six months ended June 30, 2008, the total intrinsic value of stock options exercised was approximately $5.8 million and $8.7 million, respectively. During the three and six months ended June 30, 2007, the total intrinsic value of stock options exercised was approximately $2.9 million and $4.5 million, respectively. As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $20.4 million, which is expected to be recognized over a weighted average period of approximately 2.83 years. During the three and six months ended June 30, 2008, the total cash received from the exercise of stock options was approximately $3.7 million and $5.4 million, respectively. During the three and six months ended June 30, 2007, the total cash received from the exercise of stock options was approximately $1.2 million and $2.2 million, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For stock options granted during the three and six months ended June 30, 2008 and 2007, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.18%	4.74%	1.86% - 3.18%	4.47% - 4.74%
Dividend yield	—	—	—	—
Volatility	0.49	0.51	0.49	0.51 - 0.58
Expected life (years)	3.54	3.46	3.54	3.46

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

The weighted average fair value of options granted was $6.70 and $5.50 per share for options granted during the three months ended June 30, 2008 and 2007, respectively. The weighted average fair value of options granted was $4.98 and $5.49 per share for options granted during the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, the Company had 100,000 restricted shares outstanding, none of which have vested.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The Company views its operations as one segment, commerce transaction services and manages the business based on the revenues of this segment.

Long-Lived Assets

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of June 30, 2008, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007, with a carrying value of approximately $291.5 million. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company will evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31.

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of June 30, 2008, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $144.0 million.

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

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established and adjusted when necessary to reduce deferred tax assets to the amounts expected to be realized on a more likely than not basis. Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. ACQUISITIONS

Authorize.Net

On November 1, 2007, the Company completed the acquisition of Authorize.Net Holdings, Inc. (“Authorize.Net”), a provider of products and services primarily for businesses that sell products and services online. The Company believes that CyberSource and Authorize.Net’s respective businesses complement each other and the acquisition will increase the scale and scope of the combined company, diversify the combined company’s service offerings, and create opportunities for cost reductions through integration savings.

The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management’s best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill. Goodwill of $291.5 million and other intangible assets of $162.4 million were recorded upon the close of the acquisition and the intangible assets are being amortized over their respective estimated useful lives of two to eleven years. In the quarter ended June 30, 2008, the carrying amount of goodwill was adjusted to approximately $291.3 million to reflect the reversal of certain liabilities accrued prior to the close of the Authorize.Net acquisition.

The components of acquired intangible assets as of June 30, 2008 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$1,348	$84,752
Merchant contracts and related relationships	49,300	11,822	37,478
Existing technology	21,900	3,807	18,093
Trade name	3,900	1,283	2,617
Processor relationships	1,200	160	1,040

Total	$162,400	$18,420	$143,980

Estimated future amortization expense for the intangible assets recorded on the Company’s June 30, 2008 balance sheet is as follows (in thousands):

Amount
Remainder of 2008	$14,338
2009	26,230
2010	21,777
2011	18,743
2012	12,903
Thereafter	49,989

Total	$143,980

See the Company’s Form 10-K for the year ended December 31, 2007 for more information on the Authorize.Net acquisition.

3. BALANCE SHEET DETAIL

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Prepaid expenses	$3,242	$2,649
Acquiring receivable	1,056	995
Other current assets	73	545

Total prepaid expenses and other current assets	$4,371	$4,189

Other non-current assets consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Prepaid rent	$1,152	$1,108
Deposits	504	502
Prepaid expenses, less current portion	625	510
Other non-current assets	319	221

Total other non-current assets	$2,600	$2,341

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Prepaid rent represents the difference between the Company’s rent expense on a straight-line basis and its rent payments to date. Prepaid rent will increase if rent payments are higher than the rent expense on a straight-line basis and decrease if rent payments are lower than the rent expense on a straight-line basis.

Other accrued liabilities consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Employee benefits and related expenses	$5,544	$5,269
Accrued cost of revenues	3,185	2,594
Accrued reseller residual payments	2,583	2,711
Other accrued liabilities	3,509	3,723

Total other accrued liabilities	$14,821	$14,297

Accrued reseller residual payments represent commissions due to third-party sales agents that have sold the Company’s transaction services.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(45)	$160	$488	$896
Change in cumulative translation adjustment	(23)	110	(3)	99
Unrealized gain (loss) on short-term investments	—	(7)	—	8

Comprehensive income (loss)	$(68)	$263	$485	$1,003

5. FUNDS DUE TO MERCHANTS

At June 30, 2008, the Company was holding funds in the amount of approximately $12.0 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days.

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

6. RESTRUCTURING CHARGES

As a result of the Company’s acquisition of Authorize.Net, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. In December 2007, the Company also exited certain redundant office space in Marlborough, Massachusetts and recorded a restructuring accrual of approximately $0.1 million. This amount represents future lease obligations, net of projected sublease rental income. The Company also recorded approximately $0.1 million of severance related to terminated employees. In March 2008, the Company consolidated certain office space in American Fork, Utah and as a result, recorded a restructuring accrual of approximately $0.1 million. The expense was included in general and administrative expenses for the six months ended June 30, 2008.

In December 2007, the Company announced the closure of BidPay.com, Inc., a payment service provider for online auctions. As a result, the Company recorded a restructuring accrual of approximately $0.1 million, representing severance payments related to terminated employees which were paid during the six months ended June 30, 2008.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2008 (in thousands):

	Balance at December 31, 2007	Adjustment to Restructuring Charge	Cash Payments	Balance at June 30, 2008
Severance and benefits	$189	$—	$(189)	$—
Facilities related charges	1,575	141	(529)	1,187

	$1,764	$141	$(718)	$1,187

The Company has lease obligations related to the facilities subject to its restructuring which extend to the year 2012.

7. LETTER OF CREDIT

At June 30, 2008, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has approximately $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

8. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008, and briefing on these motions was completed in May 2008. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

On June 25, 2008, the Company filed suit in the Supreme Court of the State of New York against Verisign, Inc. (“Verisign”), Case No. 650207/2008, seeking declaratory judgment to order the release of $1.725 million held in escrow (“Escrow Funds”) to CyberSource. The Escrow Funds constitute a portion of the purchase price paid by Verisign to Lightbridge, Inc. for certain assets of Lightbridge related to Lightbridge’s Intelligent Network Systems business unit, including Lightbridge’s Prepay IN software, which was acquired by Verisign in April 2005 pursuant to an Asset Purchase Agreement (“APA”). Lightbridge, Inc., which later became Lightbridge Holdings, Inc. and then Authorize.Net Holdings, Inc. (collectively “Lightbridge”), was acquired by the Company on November 1, 2007. On December 12, 2006, Lightbridge received a letter from Verisign asserting that Lightbridge is obliged to indemnify Verisign with respect to a lawsuit filed against Verisign on November 30, 2006 by Freedom Wireless, Inc. (“Freedom Wireless”), in the Eastern District of Texas (Marshall Division), which alleged that Verisign is infringing certain patents of Freedom Wireless. Verisign asserts that Lightbridge’s obligation to indemnify it arises in connection with certain assets purchased by Verisign under the APA. Lightbridge objected to Verisign’s claim in a letter dated December 15, 2006 and asked for additional information. Lightbridge received no further correspondence from Verisign. On March 14, 2008, the Company received a letter from Verisign advising that it was engaged in settlement discussions with Freedom Wireless. On April 14, 2008, the Company sent a letter to Verisign denying any indemnification obligations and demanding release of the Escrow Funds. Neither Lightbridge nor the Company was ever a party to the litigation by Freedom Wireless at any time. In May 2008, Verisign entered into a settlement with Freedom Wireless. On June 9, 2008, the Company sent another letter demanding release of the Escrow Funds. On June 19, 2008, Verisign responded to the Company’s letter of April 14, 2008 and reiterated its position on indemnification. The indemnification obligation under the Asset Purchase Agreement is limited to a maximum of $5 million. The Company filed the suit asking the court to declare that Verisign is not entitled to indemnification under the APA and to order the escrow agent to release the Escrow Funds to CyberSource. To the Company’s knowledge, no answer or response has yet been filed by Verisign. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

9. COMMON STOCK REPURCHASE PROGRAM

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase shares of the Company’s common stock. During the period beginning January 30, 2007 and ended January 29, 2008, the Company repurchased 420,800 shares at an average price of $11.96 per share, including repurchase costs, none of which were repurchased during the six months ended June 30, 2008. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On April 22, 2008, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase shares of the Company’s common stock. During the period beginning May 5, 2008 and ended June 30, 2008, the Company did not repurchase any shares.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2008.

11. NET INCOME (LOSS) PER SHARE COMPUTATION

The components of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Basic net income (loss) per share computation:
Net income (loss)	$(45)	$160	$488	$896

Net income (loss) attributable to common stockholders	$(45)	$160	$488	$896

Weighted-average common shares outstanding	69,217	35,276	69,014	35,144

Basic net income (loss) per share attributable to common stockholders	$—	$—	$0.01	$0.03

Diluted net income (loss) per share computation:
Net income (loss)	$(45)	$160	$488	$896

Net income (loss) attributable to common stockholders	$(45)	$160	$488	$896

Weighted-average common shares outstanding	69,217	35,276	69,014	35,144
Incremental shares attributable to the assumed exercise of outstanding options	3,006	2,196	2,893	2,295

Total diluted weighted average common shares	72,223	37,472	71,907	37,439

Diluted net income (loss) per share attributable to common stockholders	$—	$—	$0.01	$0.02

The computation of diluted net income (loss) per share excluded approximately 365,000 and 426,000 options to purchase shares of common stock for the three months ended June 30, 2008 and 2007, respectively, and approximately 384,000 and 464,000 options to purchase shares of common stock for the six months ended June 30, 2008 and 2007, respectively, because the effect would have been antidilutive.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Income tax expense for the six months ended June 30, 2008 was $0.2 million, or 34% of pre-tax income, compared to $0.5 million, or 37% of pre-tax income for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 differs from the U.S. federal statutory rate primarily due the favorable impact of lower foreign tax rates. The favorable impact was partially offset by the impact of state income taxes. The effective tax rate for the six months ended June 30, 2007 differs from the U.S. federal statutory rate primarily due to foreign operation tax benefits.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of cash accounts of approximately $23.8 million and money market funds (cash equivalents) of approximately $40.8 million as of June 30, 2008. The Company has no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of June 30, 2008.

14. SUBSEQUENT EVENTS

On April 22, 2008, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase shares of the Company’s common stock. During the period beginning July 1, 2008 and ended August 6, 2008, the Company repurchased 179,200 shares at an average price of $14.45, including repurchase costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, estimations, intentions, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to:

(a) our statement that we do not expect to pay any dividends in the near future; (b) our expectation to recognize stock-based compensation expense related to non-vested stock options over a weighted average period of approximately 2.83 years; (c) that we will evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31; (d) our estimated amortization expense for our intangible assets; (e) our belief that our cash and cash equivalents balance as of June 30, 2008 will be sufficient to meet our working capital and capital requirements for at least the next twelve months; (f) our conclusion that, due to the nature of our short-term investments, there is no material market risk exposure with respect to such investments; (g) our belief that if we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, our business would be materially harmed; (h) our expectation that, product development expenses in the three months ended September 30, 2008 will be relatively consistent in absolute dollars as compared to the three months ended June 30, 2008; (i) our expectation that product development expenses as a percentage of revenues in the three months ended September 30, 2008 to be relatively consistent with the three months ended June 30, 2008; (j) our expectation that sales and marketing expenses in the three months ended September 30, 2008, will moderately increase in absolute dollars as compared to the three months ended June 30, 2008 as we continue to develop our sales and marketing infrastructure to support expected revenue growth; (k) our expectation that sales and marketing expenses as a percentage of revenues in the three months ended September 30, 2008 will be relatively consistent with the three months ended June 30, 2008; (l) the belief that as a percentage of revenue, we expect general and administrative expenses in the three months ended September 30, 2008, will be relatively consistent with the three months ended June 30, 2008; (m) our expectation that general and administrative expenses in the three months ended September 30, 2008, will moderately increase in absolute dollars as compared to the three months ended June 30, 2008 due primarily to higher compensation related expenses, resulting from increased headcount and higher third-party professional fees; (n) our intention to maintain the remaining valuation allowance until sufficient further positive evidence exists to support further reversals of the valuation allowance; (o) statements suggesting that to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure; (p) our expectation that competitive pressures may result in the reduction of our prices or our market share or both, which could materially and adversely affect our business, results of operations or financial condition; (q) statements regarding our success depending on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand; (r) statements regarding our future growth also depending in part on our proprietary technology, the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts and our ability to both internally develop and license leading technologies to enhance our existing and new products and services; (s) statements regarding the use of and interest in the Internet; (t) statements regarding the increase in the significance of the Internet as a commercial marketplace; (u) the statement regarding our belief that our fraud screen service may require us to comply with the Fair Credit Reporting Act; (v); our belief that CyberSource and Authorize.Net’s respective businesses complement each other and the acquisition will increase the scale and scope of the combined company, diversify the combined company’s service offerings, and create opportunities for cost reductions through integration savings (w) statements regarding our belief that the outcome of any of the mentioned legal matters and claims will have a material adverse effect on our consolidated financial position, results of operations or cash flows; (x) our belief that an adverse outcome in a lawsuit relating to the ‘154 Patent will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows; (y) our statement regarding a reduction to income tax expense recorded in the future resulting from offsetting decreases in our valuation allowance; (z) our belief that our future success will depend upon our ability to retain our key management personnel; (aa) our expectation that quarterly results will fluctuate significantly; (bb) our expectation that we will recognize stock-based compensation expense over the requisite service period of the award; (cc) our expectation that interest income in the three months ended September 30, 2008 will be relatively consistent with the three months ended June 30, 2008 due to anticipated higher cash and cash equivalents balances, offset by lower investment yields; (dd) our statement that, as part of our future business strategy, we may pursue strategic acquisitions of complementary businesses or technologies that would provide additional product or service offerings, additional industry expertise, a broader client base or an expanded geographic presence; (ee) our expectation that competition will intensify in the future; (ff) our belief that periodic interruptions will continue to occur from time to time; (gg) that we currently estimate that we will incur approximately $29 million of incremental annual amortization expense during the year ended December 31, 2008; (hh) our expectation that the success of the Authorize.Net merger will depend, in part, on our ability to achieve the anticipated cost synergies and other strategic benefits from combining the businesses of the two former companies; (ii) that the success of the combined company following the merger will depend in part upon the ability of the combined company to retain key employees of both former companies; (jj) our future minimum lease payments; (kk) our expectation that due to the PTO’s issuance of a “Notice of Intent to Issue Reexam Certificate,” we will receive a new patent certificate shortly; (ll) our expectation that the Authorize.Net merger will create opportunities to achieve cost savings and revenue synergies, to share technological developments and to achieve other synergistic benefits; (mm) the expectation that, in accordance with United States generally accepted accounting principles

(“GAAP”), the Authorize.Net merger was accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock; (nn) that we have net operating loss carry forwards and employee stock tax benefits that will be utilized in the calendar year 2008; (oo) that our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies; (pp) our expectation that the combined company will benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and market integration; (qq) that achieving the anticipated benefits of the Authorize.Net merger will depend, in part, on the integration of technology, operations and personnel of the two former companies; (rr) that our success will depend in part upon the ability of our executive officers to manage growth effectively; (ss) that we will incur additional amortization expense based on the identifiable amortizable intangible assets acquired pursuant to the merger agreement and their relative useful lives; (tt) that as a precaution, we have implemented processes that we believe will enable us to comply with the Act if we were deemed a consumer reporting agency; and (uu) that the impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. A full discussion of the following accounting policies is included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. There were no material changes in the application of critical accounting policies during the six months ended June 30, 2008.

•	Revenue Recognition

•	Accounts Receivable

•	Reserve for Merchant Losses

•	Legal Contingencies

•	Accounting for Income Taxes

•	Stock-based Compensation

•	Long-Lived Assets

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.5	54.2	48.9	54.1

Gross profit	50.5	45.8	51.1	45.9
Operating expenses:
Product development	10.5	12.6	10.2	12.2
Sales and marketing	30.4	21.1	30.8	20.4
General and administrative	10.4	14.2	10.3	13.4

Total operating expenses	51.3	47.9	51.3	46.0

Loss from operations	(0.8)	(2.1)	(0.2)	(0.1)
Interest and other income	0.8	3.2	0.8	3.3

Income (loss) before income taxes	—	1.1	0.6	3.2
Income tax provision	—	0.4	0.2	1.2

Net income (loss)	—%	0.7%	0.4%	2.0%

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues. Revenues were $55.7 million for the three months ended June 30, 2008, as compared to $22.9 million for the three months ended June 30, 2007, an increase of approximately $32.8 million or 143.1%. Approximately 66% of the increase in revenues was attributable to Authorize.Net. Approximately 25% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in revenues was primarily from new customers that entered into contracts during the twelve months ended June 30, 2008. We processed approximately 449 million transactions during the three months ended June 30, 2008, as compared to approximately 269 million transactions processed during the three months ended June 30, 2007, an increase of approximately 67%. Approximately 61% of the increase in transaction volumes was attributable to Authorize.Net. Global acquiring revenues represented 35.3% of our revenues for the three months ended June 30, 2008, as compared to 39.8% for the three months ended June 30, 2007. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services.

Cost of Revenues. Cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $27.6 million or 49.5% of revenues for the three months ended June 30, 2008, as compared to $12.4 million or 54.2% of revenues for the three months ended June 30, 2007. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. In addition, cost of revenues for the three months ended June 30, 2008 includes Authorize.Net costs of revenues as well as approximately $1.4 million of intangible amortization expense related to existing technology and processor relationships resulting from our acquisition of Authorize.Net. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenue from our acquisition of Authorize.Net. Included in cost of revenues for the three months ended June 30, 2008 and 2007, is approximately $0.4 million and $0.2 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $5.9 million for the three months ended June 30, 2008, as compared to $2.9 million for the three months ended June 30, 2007, an increase of approximately $3.0 million or 102.7%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $2.5 million. Stock-based compensation expense included in product development expenses was approximately

$0.6 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively. As a percentage of revenue, product development expenses decreased to 10.5% in the three months ended June 30, 2008, as compared to 12.6% for the three months ended June 30, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation expense due to the increase in headcount during the three months ended June 30, 2008. We expect product development expenses in the three months ended September 30, 2008 to be relatively consistent in absolute dollars and as a percentage of revenue as compared to the three months ended June 30, 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $16.9 million for the three months ended June 30, 2008, as compared to $4.8 million for the three months ended June 30, 2007, an increase of approximately $12.1 million or 250.5%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $4.6 million, related to sales of Authorize.Net services, and an increase in headcount and related compensation expense which increased by approximately $1.6 million. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses for the three months ended June 30, 2008, include approximately $5.7 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. Stock-based compensation expense included in sales and marketing expenses was approximately $0.5 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively. As a percentage of revenue, sales and marketing expenses increased to 30.4% for the three months ended June 30, 2008, as compared to the 21.1% for the three months ended June 30, 2007. The increase is primarily due to the increase in commissions paid to outside sales agents, the increase in compensation expense due to the increase in headcount, and the increase in amortization expense, offset to a certain extent, by the increase in revenue resulting from our acquisition of Authorize.Net and from existing and new customers. We expect that sales and marketing expenses in the three months ended September 30, 2008, will moderately increase in absolute dollars as compared to the three months ended June 30, 2008 as we continue to develop our sales and marketing infrastructure to support expected revenue growth. As a percentage of revenue, we expect sales and marketing expenses in the three months ended September 30, 2008 to be relatively consistent with the three months ended June 30, 2008.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $5.8 million for the three months ended June 30, 2008, as compared to $3.3 million for the three months ended June 30, 2007, an increase of approximately $2.5 million or 77.8%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $1.5 million and an increase in fees for outside professional services which increased by approximately $0.4 million. Stock-based compensation expense included in general and administrative expenses was approximately $1.1 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses were 10.4% for the three months ended June 30, 2008, as compared to the 14.2% for the three months ended June 30, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation related expense due to the increase in headcount during the three months ended June 30, 2008. We expect that general and administrative expenses in the three months ended September 30, 2008, will moderately increase in absolute dollars as compared to the three months ended June 30, 2008 due primarily to higher compensation related expenses, resulting from increased headcount and higher third-party professional fees. As a percentage of revenue, we expect general and administrative expenses in the three months ended September 30, 2008, to be relatively consistent with the three months ended June 30, 2008.

Other Income. Other income consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other income was approximately $0.1 million for the three months ended June 30, 2008, as compared to $19,000 for the three months ended June 30, 2007.

Interest Income. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.4 million for the three months ended June 30, 2008 as compared to $0.7 million for the three months ended June 30, 2007. The decrease is primarily due to a decrease in average balances of cash, cash equivalents and short-term investments during the year ended June 30, 2008 as compared to year ended June 30, 2007 as a result of cash used in our acquisition of Authorize.Net, and lower investment yields. We expect interest income in the three months ended September 30, 2008 to be relatively consistent with the three months ended June 30, 2008 due to anticipated higher cash and cash equivalents balances, offset by lower investment yields.

Income Tax Provision. Income tax expense, including discrete items, for the three months ended June 30, 2008 was approximately $26,000 on pre-tax losses of $19,000, compared to $0.1 million on pre-tax income of $0.2 million for the three months ended June 30, 2007. The change in effective tax rates was primarily the result of the pre-tax losses generated in the three months ended June 30, 2008 and the negative impact of stock-based compensation charges related to incentive stock options, which have significantly increased in the current year.

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

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Revenues. Revenues were $109.1 million for the six months ended June 30, 2008, as compared to $45.0 million for the six months ended June 30, 2007, an increase of approximately $64.1 million or 142.3%. Approximately 65% of the increase in revenues was attributable to Authorize.Net. Approximately 23% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in revenues was primarily from new customers that entered into contracts during the twelve months ended June 30, 2008. We processed approximately 894 million transactions during the six months ended June 30, 2008, as compared to approximately 533 million transactions processed during the six months ended June 30, 2007, an increase of approximately 68%. Approximately 59% of the increase in transaction volumes was attributable to Authorize.Net. Global acquiring revenues represented 33.6% of our revenues for the six months ended June 30, 2008, as compared to 39.9% for the six months ended June 30, 2007.

Cost of Revenues. Cost of revenues was $53.4 million or 48.9% of revenues for the six months ended June 30, 2008, as compared to $24.3 million or 54.1% of revenues for the six months ended June 30, 2007. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. In addition, cost of revenues for the six months ended June 30, 2008 includes Authorize.Net costs of revenues as well as approximately $2.9 million of intangible amortization expense related to existing technology and processor relationships resulting from our acquisition of Authorize.Net. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenue from our acquisition of Authorize.Net. Included in cost of revenues for the six months ended June 30, 2008 and 2007, is approximately $0.7 million and $0.4 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses were $11.1 million for the six months ended June 30, 2008, as compared to $5.5 million for the six months ended June 30, 2007, an increase of approximately $5.6 million or 102.6%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $4.8 million. Stock-based compensation expense included in product development expenses was approximately $1.1 million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. As a percentage of revenue, product development expenses decreased to 10.2% in the six months ended June 30, 2008, as compared to 12.2% for the six months ended June 30, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation expense due to the increase in headcount during the six months ended June 30, 2008.

Sales and Marketing. Sales and marketing expenses were $33.6 million for the six months ended June 30, 2008, as compared to $9.2 million for the six months ended June 30, 2007, an increase of approximately $24.4 million or 264.8%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $9.2 million, related to sales of Authorize.Net services, and an increase in headcount and related compensation expense which increased by approximately $3.1 million. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses for the six months ended June 30, 2008, include approximately $11.4 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. Stock-based compensation expense included in sales and marketing expenses was approximately $0.9 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively. As a percentage of revenue, sales and marketing expenses increased to 30.8% for the six months ended June 30, 2008, as compared to the 20.4% for the six months ended June 30, 2007. The increase is primarily due to the increase in commissions paid to outside sales agents, the increase in compensation expense due to the increase in headcount, and the increase in amortization expense, offset to a certain extent, by the increase in revenue resulting from our acquisition of Authorize.Net and from existing and new customers.

General and Administrative. General and administrative expenses were $11.3 million for the six months ended June 30, 2008, as compared to $6.0 million for the six months ended June 30, 2007, an increase of approximately $5.2 million or 86.7%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $3.0 million, an increase in fees for outside professional services which increased by approximately $0.7 million, and an increase in bad debt expense of approximately $0.4 million. Stock-based compensation expense included in general and administrative expenses was approximately $2.1 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses were 10.3% for the six months ended June 30, 2008, as compared to the 13.4% for the six months ended June 30, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation related expense due to the increase in headcount during the six months ended June 30, 2008.

Other Income. Other income for the six months ended June 30, 2008 consists primarily of joint venture income from CyberSource K.K. of approximately $0.1 million and other miscellaneous gains of approximately $0.1 million. Other income for the six months ended June 30, 2007 consists primarily of joint venture income of approximately $0.1 million, offset by other miscellaneous losses of approximately $17,000.

Interest Income. Interest income was $0.8 million for the six months ended June 30, 2008, as compared to $1.4 million for the six months ended June 30, 2007. The decrease is primarily due to lower investment yields and a decrease in average balances of cash, cash equivalents and short-term investments during the year ended June 30, 2008 as compared to year ended June 30, 2007 as a result of cash used in our acquisition of Authorize.Net.

Income Tax Provision. We recorded a provision for income tax expense of $0.2 million for the six months ended June 30, 2008 as compared to $0.5 million for the six months ended June 30, 2007. The decrease is primarily due to lower pre-tax income for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $64.6 million as of June 30, 2008 compared to $40.4 million as of December 31, 2007, an increase of approximately $24.3 million. The increase is primarily due to cash provided by operating activities of approximately $24.1 million and proceeds from the issuance of the Company’s common stock resulting from stock option exercises of approximately $5.4 million, offset by capital expenditures of approximately $5.3 million and bonuses paid under the company-wide bonus plan of approximately $2.3 million.

We believe that our cash and cash equivalents balance as of June 30, 2008 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of June 30, 2008, consisting of future minimum lease payments under all non-cancelable operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 –3 years	3 –5 years
Operating leases	$20,231	$4,844	$10,382	$5,005

Total commitments	$20,231	$4,844	$10,382	$5,005

We have excluded tax contingencies totaling approximately $2.3 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our CEO and CFO concluded that there was no change in our internal controls that occurred during the fiscal quarter ending June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting and that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against CyberSource, our Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in our initial public offering. The actions were filed on behalf of persons who purchased our stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that our underwriters charged secret excessive commissions to certain of their customers in return for allocations of our stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased our stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against CyberSource is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against our officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of CyberSource and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from our insurers regarding recovery from the underwriter defendants and other consideration from CyberSource regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Our case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, we informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008, and briefing on these motions was completed in May 2008. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

On June 25, 2008, we filed suit in the Supreme Court of the State of New York against Verisign, Inc. (“Verisign”), Case No. 650207/2008, seeking declaratory judgment to order the release of $1.725 million held in escrow (“Escrow Funds”) to CyberSource. The Escrow Funds constitute a portion of the purchase price paid by Verisign to Lightbridge, Inc. for certain assets of Lightbridge related to Lightbridge’s Intelligent Network Systems business unit, including Lightbridge’s Prepay IN software, which was acquired by Verisign in April 2005 pursuant to an Asset Purchase Agreement (“APA”). Lightbridge, Inc., which later became Lightbridge Holdings, Inc. and then Authorize.Net Holdings, Inc. (collectively “Lightbridge”), was acquired by us on November 1, 2007. On December 12, 2006, Lightbridge received a letter from Verisign asserting that Lightbridge is obliged to indemnify Verisign with respect to a lawsuit filed against Verisign on November 30, 2006 by Freedom Wireless, Inc. (“Freedom Wireless”), in the Eastern District of Texas (Marshall Division), which alleged that Verisign is infringing certain patents of Freedom Wireless. Verisign asserts that Lightbridge’s obligation to indemnify it arises in connection with certain assets purchased by Verisign under the APA. Lightbridge objected to Verisign’s claim in a letter dated December 15, 2006 and asked for additional information. Lightbridge received no further correspondence from Verisign. On March 14, 2008, we received a letter from Verisign advising that it was engaged in settlement discussions with Freedom Wireless. On April 14, 2008, we sent a letter to Verisign denying any indemnification obligations and demanding release of the Escrow Funds. Neither Lightbridge nor CyberSource was ever a party to the litigation by Freedom Wireless at any time. In May 2008, Verisign entered into a settlement with Freedom Wireless. On June 9, 2008, we sent another letter demanding release of the Escrow Funds. On June 19, 2008, Verisign responded to our letter of April 14, 2008 and reiterated its position on indemnification. The indemnification obligation under the Asset Purchase Agreement is limited to a maximum of $5 million. We filed the suit asking the court to declare that Verisign is not entitled to indemnification under the APA and to order the escrow agent to release the Escrow Funds to CyberSource. To our knowledge, no answer or response has yet been filed by Verisign. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the three months ended June 30, 2008, our global acquiring revenue represented approximately 35.3% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

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

Failure to Manage Future Growth Effectively May Have a Material Adverse Effect on Our Financial Condition and Results of Operations

In the event that we experience rapid growth in our operations, a significant strain may be placed upon management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 6.6% and 9.7% of our revenues in the six months ended June 30, 2008 and 2007, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

We have included employee stock-based compensation costs in our results of operations for the three and six months ended June 30, 2008 and 2007, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. In addition, new regulations implemented by The Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 2008, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

Our Fraud Detection Services and Marketing Agreement With Visa U.S.A. Can Be Terminated

In July 2001, we entered into an agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa for use in the United States. Under the terms of the agreement, Visa agreed to promote and market the new product to its member financial institutions and Internet merchants. The agreement expires in July 2009, but can be terminated by either party with ninety days prior written notice. Thereafter, the agreement renews automatically for additional periods of one year, unless terminated by either party.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our Annual Meeting of Stockholders was held on May 14, 2008. The stockholders voted on proposals to:

1.	Elect six Directors of the Company to serve until the 2009 annual meeting of stockholders.

2.	Ratify the appointment of Ernst & Young, LLP as the independent auditors for the Company for the year ending December 31, 2008.

The proposals were approved by the following votes:

1.	Election of Directors

Nominee	For	Withheld
William S. McKiernan	45,899,574	19,948,828
Robert Donahue	45,118,248	20,730,154
John J. McDonnell, Jr.	62,155,778	3,692,624
Steven P. Novak	61,151,357	4,697,045
Richard Scudellari	32,895,102	32,953,300
Kenneth R. Thornton	62,156,446	3,691,956

2.	Ratify appointment of Ernst & Young, LLP

For	Against	Abstain
64,485,337	1,343,275	19,788

At a meeting held on August 6, 2008, the Board of Directors of the Company adopted a policy that the Board of Directors be comprised of a majority of Directors who are Independent Outside Directors (as defined by the ISS Governance Services Guidelines) and if at any time the Board is not comprised of such a majority, that the Board shall take reasonably prompt action to comply with such policy. The Board is currently seeking an additional qualified Independent Outside Director (as defined by the ISS Governance Services Guidelines) so that a majority of the members of the Board are such Independent Outside Directors. At the August 6, 2008 Board meeting, Mr. Scudellari, a partner of a law firm that provides legal advice and services to the Company, informed the Board that if he is nominated to run for re-election to the Board at the 2009 Annual Meeting of

Stockholders and he does not receive the affirmative majority of the votes cast with respect to his election, he will resign from the Board within 90 days of such meeting. In July 2008, Mr. Scudellari resigned from the Company’s Nominating Committee and Mr. Novak became the Chair of the Nominating Committee. In July 2008, Mr. Scudellari also resigned as the Secretary of the Company and David J. Kim, the Company’s Vice President and General Counsel, became Secretary of the Company.

ITEM 5.	OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Exchange Act and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the second quarter of fiscal year 2008 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the second quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization, dated June 17, 2007, by and among CyberSource Corporation, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc. and Congress Acquisition Sub 1, LLC.

3.1(2)	Second Amended and Restated Certificate of Incorporation of CyberSource Corporation.

3.2(3)	Amendment to the Second Amended and Restated Certificate of Incorporation of CyberSource Corporation.

3.3(4)	CyberSource Corporation’s Bylaws, as amended.

3.4(5)	Amendment to the Bylaws.

3.5(6)	Amendment to the Bylaws.

3.6(7)	Amendment to the Bylaws.

3.7(8)	Amendment to the Bylaws.

3.8(9)	Amendment to the Bylaws.

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Steven D. Pellizzer, Senior Vice President of Finance and Chief Financial Officer of the Registrant dated August 7, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant dated August 7, 2008, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Steven D. Pellizzer, Senior Vice President of Finance and Chief Financial Officer of the Registrant dated August 7, 2008, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on June 19, 2007.

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(3)	Incorporated by reference to Exhibit 3.1 previously filed with the Company’s Current Report on Form 8-K filed on October 31, 2007.

(4)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1/A (Registration No. 333-77545) filed on June 17, 1999.

(6)	Incorporated by reference to Exhibit No. 99.2 previously filed with the Company’s Current Report on Form 8-K filed on August 18, 2005.

(7)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 5, 2006.

(8)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on April 19, 2006.

(9)	Incorporated by reference to Exhibit 3.2 previously filed with the Company’s Current Report on Form 8-K filed on October 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: August 7, 2008	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)