Form 10-Q
period 2008-09-30
CYBERSOURCE CORP
filed 2008-11-10
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

As of October 23, 2008, there were 69,532,280 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,164	$40,393
Accounts receivable, net	16,149	15,503
Prepaid expenses and other current assets	4,721	4,189
Deferred income taxes	3,596	3,596

Total current assets	97,630	63,681
Property and equipment, net	16,492	10,664
Intangible assets, net	136,811	158,316
Goodwill	290,246	291,456
Non-current deferred income taxes, net	9,773	9,773
Other non-current assets	2,540	2,341
Restricted cash	1,543	1,516

Total assets	$555,035	$537,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,138	$613
Funds due to merchants	13,169	11,399
Other accrued liabilities	17,426	14,297
Deferred revenue	4,393	3,772
Accrued restructuring	677	904

Total current liabilities	36,803	30,985
Deferred revenue, less current portion	987	493
Accrued restructuring, less current portion	665	860
Other non-current liabilities	1,099	—
Other non-current tax liabilities	1,100	2,195

Total liabilities	40,654	34,533

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	801,981	790,682
Accumulated other comprehensive loss	(832)	(5)
Accumulated deficit	(286,837)	(287,532)

Total stockholders’ equity	514,381	503,214

Total liabilities and stockholders’ equity	$555,035	$537,747

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2007.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$57,693	$26,546	$166,772	$71,564
Cost of revenues	28,119	15,057	81,505	39,390

Gross profit	29,574	11,489	85,267	32,174
Operating expenses:
Product development	5,826	3,134	16,936	8,617
Sales and marketing	17,466	4,800	51,023	13,998
General and administrative	6,460	3,856	17,748	9,903

Total operating expenses	29,752	11,790	85,707	32,518

Loss from operations	(178)	(301)	(440)	(344)
Other income, net	145	85	384	157
Interest income	346	791	1,104	2,186

Income before income taxes	313	575	1,048	1,999
Income tax provision	106	228	353	756

Net income	$207	$347	$695	$1,243

Basic net income per share	$—	$0.01	$0.01	$0.04

Diluted net income per share	$—	$0.01	$0.01	$0.03

Weighted average number of shares used in computing basic net income per share	69,444	35,215	69,157	35,167

Weighted average number of shares used in computing diluted net income per share	72,250	37,029	72,033	37,352

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September, 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$695	$1,243
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	21,505	101
Depreciation expense	4,597	1,318
Income from investment in joint venture	(161)	(142)
Stock-based compensation	7,170	4,689
Loss on disposal of property and equipment	—	8
Changes in operating assets and liabilities:
Accounts receivable	(646)	(1,444)
Prepaid expenses and other current assets	(532)	(1,036)
Deferred income taxes	—	727
Other non-current assets	1,145	109
Accounts payable	525	2,744
Accrued liabilities	3,806	1,913
Funds due to merchants	1,770	—
Deferred revenue	1,115	135
Other non-current tax liabilities	(1,095)	—

Net cash provided by operating activities	39,894	10,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,425)	(3,543)
Purchases of short-term investments	—	(58,358)
Maturities of short-term investments	—	66,442

Net cash provided by (used in) investing activities	(10,425)	4,541
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,996	3,213
Repurchase of common stock	(2,867)	(5,032)

Net cash provided by (used in) financing activities	4,129	(1,819)
Effect of exchange rate changes on cash	(827)	167

Increase in cash and cash equivalents	32,771	13,254
Cash and cash equivalents at beginning of period	40,393	21,701

Cash and cash equivalents at end of period	$73,164	$34,955

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, "CyberSource" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ending December 31, 2007 with the Securities and Exchange Commission (“SEC”) on March 11, 2008, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recognized stock-based compensation expense of $2.4 million and $1.5 million during the three months ended September 30, 2008 and 2007, respectively, and $7.2 million and $4.7 million during the nine months ended September 30, 2008 and 2007, respectively.

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

A summary of the Company’s stock option activity during the nine months ended September 30, 2008 is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2007	8,488,620	8.95
Granted	1,756,450	13.42
Exercised	(1,007,569)	6.83
Forfeited	(167,690)	12.49

Outstanding as of September 30, 2008	9,069,811	9.98	4.65	$60,104,066

Vested and expected to vest as of September 30, 2008	8,274,155	9.82	4.63	$56,554,175
Exercisable as of September 30, 2008	4,842,920	8.10	4.36	$43,032,647

During the three and nine months ended September 30, 2008, the total intrinsic value of stock options exercised was approximately $2.3 million and $11.0 million, respectively. During the three and nine months ended September 30, 2007, the total intrinsic value of stock options exercised was approximately $2.0 million and $6.5 million, respectively. As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $18.7 million, which is expected to be recognized over a weighted average period of approximately 2.71 years. During the three and nine months ended September 30, 2008, the total cash received from the exercise of stock options was approximately $1.6 million and $7.0 million, respectively. During the three and nine months ended September 30, 2007, the total cash received from the exercise of stock options was approximately $1.1 million and $3.2 million, respectively.

For stock options granted during the three and nine months ended September 30, 2008 and 2007, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	2.74%	4.63%	1.86% - 3.18%	4.47% - 4.74%
Dividend yield	—	—	—	—
Volatility	0.50	0.55	0.49 – 0.50	0.51 - 0.58
Expected life (years)	3.54	3.46	3.54	3.46

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

The weighted average fair value of options granted was $6.50 and $5.48 per share for options granted during the three months ended September 30, 2008 and 2007, respectively. The weighted average fair value of options granted was $5.07 and $5.49 per share for options granted during the nine months ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, the Company had 100,000 restricted shares outstanding, none of which have vested.

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

Long-Lived Assets

Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of September 30, 2008, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007, with a carrying value of approximately $290.2 million. The Company evaluates the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist.

Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of September 30, 2008, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $136.8 million.

To evaluate potential impairment, SFAS 142 and SFAS 144 require the Company to assess whether the estimated fair value of its goodwill and intangible assets are greater than their respective carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company did not recognize any goodwill or intangible asset impairment charges during the nine months ended September 30, 2008.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The acquisition has been accounted for using the purchase method of accounting. The Company has allocated the purchase price to assets and liabilities based on management’s best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill. Goodwill of $291.5 million and other intangible assets of $162.4 million were recorded upon the close of the acquisition and the intangible assets are being amortized over their respective estimated useful lives of two to eleven years. During the nine months ended September 30, 2008, the carrying amount of goodwill was adjusted by approximately $0.1 million to reflect the reversal of certain liabilities accrued prior to the close of the Authorize.Net acquisition and by approximately $1.1 million to release certain FIN 48 tax reserves related to Authorize.Net which were assumed as part of the acquisition. As of September 30, 2008, the carrying amount of goodwill was $290.2 million.

The components of acquired intangible assets as of September 30, 2008 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$2,013	$84,087
Merchant contracts and related relationships	49,300	16,396	32,904
Existing technology	21,900	5,196	16,704
Trade name	3,900	1,764	2,136
Processor relationships	1,200	220	980

Total	$162,400	$25,589	$136,811

Estimated future amortization expense for the intangible assets recorded on the Company’s September 30, 2008 balance sheet is as follows (in thousands):

Amount
Remainder of 2008	$7,169
2009	26,230
2010	21,777
2011	18,743
2012	12,903
Thereafter	49,989

Total	$136,811

See the Company’s Form 10-K for the year ended December 31, 2007 for more information on the Authorize.Net acquisition.

3.	COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$207	$347	$695	$1,243
Change in cumulative translation adjustment	(824)	68	(827)	167
Unrealized gain on short-term investments	—	14	—	22

Comprehensive income (loss)	$(617)	$429	$(132)	$1,432

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4.	FUNDS DUE TO MERCHANTS

At September 30, 2008, the Company was holding funds in the amount of approximately $13.2 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days.

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

5.	RESTRUCTURING CHARGES

As a result of the Company’s acquisition of Authorize.Net, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. In December 2007, the Company also exited certain redundant office space in Marlborough, Massachusetts and recorded a restructuring accrual of approximately $0.1 million. This amount represents future lease obligations, net of projected sublease rental income. The Company also recorded approximately $0.1 million of severance related to terminated employees. In March 2008, the Company consolidated certain office space in American Fork, Utah and as a result, recorded a restructuring accrual of approximately $0.1 million. In September 2008, the Company recorded a restructuring accrual of approximately $0.3 million as a result of assumption changes associated with its excess office space in Burlington, Massachusetts. The expense was included in general and administrative expenses for the nine months ended September 30, 2008.

In December 2007, the Company announced the closure of BidPay.com, Inc., a payment service provider for online auctions. As a result, the Company recorded a restructuring accrual of approximately $0.1 million, representing severance payments related to terminated employees which were paid during the nine months ended September 30, 2008.

The following table summarizes the activity in the restructuring accrual for the nine months ended September 30, 2008 (in thousands):

	Balance at December 31, 2007	Adjustment to Restructuring Charge	Cash Payments	Balance at September 30, 2008
Severance and benefits	$189	$—	$(189)	$—
Facilities related charges	1,575	470	(703)	1,342

	$1,764	$470	$(892)	$1,342

The Company has lease obligations related to its exited facilities which extend through the year 2012.

6.	LETTER OF CREDIT

As of September 30, 2008, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has approximately $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

7.	LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of "focus cases" rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008, and briefing on these motions was completed in May 2008. The Company cannot predict whether the Company will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “‘154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ‘154 Patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. On December 22, 2006, the Company filed the appeal brief. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. On August 5, 2008, the PTO issued the Ex Parte Reexamination Certificate. Accordingly, the patent has been re-validated. On April 25, 2008, litigation proceedings in the case were reinstated. Several motions have been filed by ReD and the Company since April 25, 2008, which are still pending before the Court. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On June 25, 2008, the Company filed suit in the Supreme Court of the State of New York against VeriSign, Inc. (“VeriSign”), Case No. 650207/2008, seeking declaratory judgment to order the release of $1.725 million held in escrow (“Escrow Funds”) to CyberSource. The Escrow Funds constitute a portion of the purchase price paid by VeriSign to Lightbridge, Inc. for certain assets of Lightbridge related to Lightbridge’s Intelligent Network Systems business unit, including Lightbridge’s Prepay IN software, which was acquired by VeriSign in April 2005 pursuant to an Asset Purchase Agreement (“APA”). Lightbridge, Inc., which later became Lightbridge Holdings, Inc. and then Authorize.Net Holdings, Inc. (collectively “Lightbridge”), was acquired by the Company on November 1, 2007. On December 12, 2006, Lightbridge received a letter from VeriSign asserting that Lightbridge is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign on November 30, 2006 by Freedom Wireless, Inc. (“Freedom Wireless”), in the Eastern District of Texas (Marshall Division), which alleged that VeriSign is infringing certain patents of Freedom Wireless. VeriSign asserts that Lightbridge’s obligation to indemnify it arises in connection with certain assets purchased by VeriSign under the APA. Lightbridge objected to VeriSign’s claim in a letter dated December 15, 2006 and asked for additional information. Lightbridge received no further correspondence from VeriSign. On March 14, 2008, the Company received a letter from VeriSign advising that it was engaged in settlement discussions with Freedom Wireless. On April 14, 2008, the Company sent a letter to VeriSign denying any indemnification obligations and demanding release of the Escrow Funds. Neither Lightbridge nor the Company was ever a party to the litigation by Freedom Wireless at any time. In May 2008, VeriSign entered into a settlement with Freedom Wireless. On June 9, 2008, the Company sent another letter demanding release of the Escrow Funds. On June 19, 2008, VeriSign responded to the Company’s letter of April 14, 2008 and reiterated its position on indemnification. The indemnification obligation under the Asset Purchase Agreement is limited to a maximum of $5 million. The Company filed the suit asking the court to declare that VeriSign is not entitled to indemnification under the APA and to order the escrow agent to release the Escrow Funds to CyberSource. On August 15, 2008, VeriSign filed an answer and counterclaim. Each party has served the other party with discovery demands but responses have been postponed temporarily by mutual agreement of the parties. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

On January 24, 2007, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on January 30, 2007 to repurchase shares of the Company’s common stock. During the period beginning January 30, 2007 and ended January 29, 2008, the Company repurchased 420,800 shares at an average price of $11.96 per share, including repurchase costs, all of which were repurchased prior to 2008.

On April 22, 2008, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase shares of the Company’s common stock. During the period beginning May 5, 2008 and ended September 30, 2008, the Company repurchased 197,625 shares at an average price of $14.51 per share, including repurchase costs, all of which were repurchased during the three months ended September 30, 2008.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2008.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

10.	NET INCOME PER SHARE COMPUTATION

The components of basic and diluted net income per share are as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Basic net income per share computation:
Net income	$207	$347	$695	$1,243

Weighted-average common shares outstanding	69,444	35,215	69,157	35,167

Basic net income per share attributable to common stockholders	$—	$0.01	$0.01	$0.04

Diluted net income per share computation:
Net income	$207	$347	$695	$1,243

Weighted-average common shares outstanding	69,444	35,215	69,157	35,167
Incremental shares attributable to the assumed exercise of outstanding options	2,806	1,814	2,876	2,185

Total diluted weighted average common shares	72,250	37,029	72,033	37,352

Diluted net income per share attributable to common stockholders	$—	$0.01	$0.01	$0.03

The computation of diluted net income per share excluded approximately 423,000 and 1.3 million options to purchase shares of common stock for the three months ended September 30, 2008 and 2007, respectively, and approximately 440,000 and 500,000 options to purchase shares of common stock for the nine months ended September 30, 2008 and 2007, respectively, because the effect would have been antidilutive.

11.	INCOME TAXES

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

Income tax expense for the nine months ended September 30, 2008 was $0.4 million, or 34% of pre-tax income, compared to $0.8 million, or 38% of pre-tax income for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 differs from the U.S. federal statutory rate primarily due the favorable impact of lower foreign tax rates. The favorable impact was partially offset by the impact of state income taxes, primarily driven by recent legislative changes suspending the usage of California net operating loss carryforwards. The effective tax rate for the nine months ended September 30, 2007 differs from the U.S. federal statutory rate primarily due to foreign operation tax benefits.

The unrecognized tax benefits balances were $1.1 million and $2.2 million as of September 30, 2008 and December 31, 2007, respectively. The decrease of approximately $1.1 million is due primarily to the lapse of applicable state statutes of limitations.

12.	FAIR VALUE MEASUREMENTS

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of cash accounts of approximately $26.4 million and money market funds (cash equivalents) of approximately $46.8 million as of September 30, 2008. The Company has no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of September 30, 2008.

13.	SUBSEQUENT EVENTS

On April 22, 2008, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase shares of the Company’s common stock. During the period beginning October 1, 2008 and ended November 10, 2008, the Company repurchased 507,300 shares at an average price of $14.06 per share, including repurchase costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking, including statements regarding our expectations, objectives, anticipations, estimations, intentions, plans, hopes, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to statements regarding dividend payments, changes in revenue and expense levels, sufficiency of cash resources and liquidity, realization of goodwill, impact of acquisitions, valuation determinations, the effect of competition, growth levels, fraud-prevention in connection with our services and platform, intellectual property protection, legal proceedings, and regulatory impact.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. These risks and uncertainties include, among others, those discussed in “Part II Item 1A. Risk Factors,” of this Quarterly Report on Form 10-Q as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. A full discussion of the following accounting policies is included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. There were no material changes in the application of critical accounting policies during the nine months ended September 30, 2008.

•	Revenue Recognition

•	Accounts Receivable

•	Reserve for Merchant Losses

•	Legal Contingencies

•	Accounting for Income Taxes

•	Stock-based Compensation

•	Long-Lived Assets

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of income expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.7	56.7	48.9	55.0

Gross profit	51.3	43.3	51.1	45.0
Operating expenses:
Product development	10.1	11.8	10.2	12.1
Sales and marketing	30.3	18.1	30.6	19.6
General and administrative	11.2	14.5	10.6	13.8

Total operating expenses	51.6	44.4	51.4	45.5

Loss from operations	(0.3)	(1.1)	(0.3)	(0.5)
Interest and other income	0.9	3.3	0.9	3.3

Income before income taxes	0.6	2.2	0.6	2.8
Income tax provision	0.2	0.9	0.2	1.1

Net income	0.4%	1.3%	0.4%	1.7%

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues. Revenues were $57.7 million for the three months ended September 30, 2008, as compared to $26.5 million for the three months ended September 30, 2007, an increase of approximately $31.1 million or 117.3%. Approximately 72% of the increase in revenues was attributable to Authorize.Net. Approximately 19% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in revenues was primarily from new customers that entered into contracts during the twelve months ended September 30, 2008. We processed approximately 469 million transactions during the three months ended September 30, 2008, as compared to approximately 287 million transactions processed during the three months ended September 30, 2007, an increase of approximately 63%. Approximately 62% of the increase in transaction volumes was attributable to Authorize.Net. Global acquiring revenues represented 34.9% of our revenues for the three months ended September 30, 2008, as compared to 45.1% for the three months ended September 30, 2007. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services.

Cost of Revenues. Cost of revenues consist primarily of costs incurred in the delivery of e-commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $28.1 million or 48.7% of revenues for the three months ended September 30, 2008, as compared to $15.1 million or 56.7% of revenues for the three months ended September 30, 2007. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services. These costs are variable and increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. In addition, cost of revenues for the three months ended September 30, 2008 includes Authorize.Net costs of revenues as well as approximately $1.5 million of intangible asset amortization expense related to existing technology and processor relationships resulting from our acquisition of Authorize.Net. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers. Included in cost of revenues for the three months ended September 30, 2008 and 2007, is approximately $0.4 million and $0.2 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $5.8 million for the three months ended September 30, 2008, as compared to $3.1 million for the three months ended September 30, 2007, an increase of approximately $2.7 million or 85.9%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $2.1 million. Stock-based compensation expense included in product development expenses was approximately $0.5 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. As a percentage of revenue, product development expenses decreased to 10.1% in the three months ended September 30, 2008, as compared to 11.8% for the three months ended September 30, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation expense due to the increase in headcount during the three months ended September 30, 2008. We expect product development expenses in the three months ended December 31, 2008 to be relatively consistent in absolute dollars and as a percentage of revenue as compared to the three months ended September 30, 2008.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $17.5 million for the three months ended September 30, 2008, as compared to $4.8 million for the three months ended September 30, 2007, an increase of approximately $12.7 million or 263.9%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $5.0 million, related to sales of Authorize.Net services, and an increase in headcount and related compensation expense which increased by approximately $1.3 million. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses for the three months ended September 30, 2008, include approximately $5.7 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. Stock-based compensation expense included in sales and marketing expenses was approximately $0.5 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively. As a percentage of revenue, sales and marketing expenses increased to 30.3% for the three months ended September 30, 2008, as compared to the 18.1% for the three months ended September 30, 2007. The increase is primarily due to the increase in commissions paid to outside sales agents, the increase in compensation expense due to the increase in headcount, and the increase in amortization expense, offset to a certain extent, by the increase in revenue resulting from our acquisition of Authorize.Net and from existing and new customers. We expect that sales and marketing expenses in the three months ended December 31, 2008 to be relatively consistently in absolute dollars and as a percentage of revenue as compared to the three months ended September 30, 2008.

General and Administrative. General and administrative expenses consist primarily of compensation for administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $6.5 million for the three months ended September 30, 2008, as compared to $3.9 million for the three months ended September 30, 2007, an increase of approximately $2.6 million or 67.5%. The increase is primarily due to a $1.7 million increase in compensation expense resulting from increased headcount in connection with our acquisition of Authorize.Net as well as an increase of approximately $0.1 million in bad debt expense. In addition, during the three months ended September 30, 2008, we recorded a restructuring accrual related to our excess office space in Burlington, Massachusetts of approximately $0.3 million. Stock-based compensation expense included in general and administrative expenses was approximately $1.0 million and $0.7 million for the three months ended September 30, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses were 11.2% for the three months ended September 30, 2008, as compared to the 14.5% for the three months ended September 30, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation related expense due to the increase in headcount during the three months ended September 30, 2008. We expect that general and administrative expenses in the three months ended December 31, 2008 will moderately decrease in absolute dollars and as a percentage of revenue due primarily to a decrease in restructuring charges and anticipated continued revenue growth.

Other Income, net. Other income, net consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other income, net was approximately $145,000 for the three months ended September 30, 2008, as compared to $85,000 for the three months ended September 30, 2007.

Interest Income. Interest income consists of interest earnings on cash, cash equivalents and short-term investments and was $0.3 million for the three months ended September 30, 2008 as compared to $0.8 million for the three months ended September 30, 2007. The decrease is primarily due to lower investment yields. We expect interest income in the three months ended December 31, 2008 to be relatively consistent with the three months ended September 30, 2008 due to anticipated higher cash and cash equivalents balances, offset by lower investment yields.

Income Tax Provision. Income tax expense for the three months ended September 30, 2008 was approximately $0.1 million on pre-tax income of $0.3 million, as compared to $0.2 million on pre-tax income of $0.6 million for the three months ended September 30, 2007. The change in tax expense was primarily the result of the pre-tax income generated in the three months ended September 30, 2008 and the negative impact of stock-based compensation charges related to incentive stock options, which have significantly increased in the current year.

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

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues. Revenues were $166.8 million for the nine months ended September 30, 2008, as compared to $71.6 million for the nine months ended September 30, 2007, an increase of approximately $95.2 million or 133.0%. Approximately 67% of the increase in revenues was attributable to Authorize.Net. Approximately 27% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services, as well as an increase in transaction volumes processed. The remaining increase in revenues was primarily from new customers that entered into contracts during the twelve months ended September 30, 2008. We processed approximately 1.4 billion transactions during the nine months ended September 30, 2008, as compared to approximately 820 million transactions processed during the nine months ended September 30, 2007, an increase of approximately 66%. Approximately 60% of the increase in transaction volumes was attributable to Authorize.Net. Global acquiring revenues represented 34.1% of our revenues for the nine months ended September 30, 2008, as compared to 41.8% for the nine months ended September 30, 2007.

Cost of Revenues. Cost of revenues was $81.5 million or 48.9% of revenues for the nine months ended September 30, 2008, as compared to $39.4 million or 55.0% of revenues for the nine months ended September 30, 2007. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. In addition, cost of revenues for the nine months ended September 30, 2008 includes Authorize.Net costs of revenues as well as approximately $4.4 million of intangible asset amortization expense related to existing technology and processor relationships resulting from our acquisition of Authorize.Net. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers. Included in cost of revenues for the nine months ended September 30, 2008 and 2007, is approximately $1.2 million and $0.6 million, respectively, of stock-based compensation expense.

Product Development. Product development expenses were $16.9 million for the nine months ended September 30, 2008, as compared to $8.6 million for the nine months ended September 30, 2007, an increase of approximately $8.3 million or 96.5%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $7.2 million. Stock-based compensation expense included in product development expenses was approximately $1.6 million and $0.8 million for the nine months ended September 30, 2008 and 2007, respectively. As a percentage of revenue, product development expenses decreased to 10.2% for the nine months ended September 30, 2008, as compared to 12.1% for the nine months ended September 30, 2007. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation expense due to the increase in headcount during the nine months ended September 30, 2008.

Sales and Marketing. Sales and marketing expenses were $51.0 million for the nine months ended September 30, 2008, as compared to $14.0 million for the nine months ended September 30, 2007, an increase of approximately $37.0 million or 264.5%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $14.4 million, related to sales of Authorize.Net services, and an increase in headcount and related compensation expense which increased by approximately $4.0 million. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses for the nine months ended September 30, 2008 include approximately $17.2 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. Stock-based compensation expense included in sales and marketing expenses was approximately $1.4 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. As a percentage of revenue, sales and marketing expenses increased to 30.6% for the nine months ended September 30, 2008, as compared to 19.6% for the nine months ended September 30, 2007. The increase is primarily due to the increase in commissions paid to outside sales agents, the increase in compensation expense due to the increase in headcount, and the increase in amortization expense, offset to a certain extent, by the increase in revenue resulting from our acquisition of Authorize.Net and from existing and new customers.

General and Administrative. General and administrative expenses were $17.7 million for the nine months ended September 30, 2008, as compared to $9.9 million for the nine months ended September 30, 2007, an increase of approximately $7.8 million or 79.2%. The increase is primarily due to an increase in headcount resulting from our acquisition of Authorize.Net and related compensation expense which increased by approximately $4.7 million, an increase in bad debt expense of approximately $0.5 million, an increase in fees for outside professional services which increased by approximately $0.5 million, an increase of approximately $0.5 million in restructuring charges, and an increase in depreciation expense of approximately $0.5 million. Stock-based compensation expense included in general and administrative expenses was approximately $3.0 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively. As a percentage of revenue, general and administrative expenses were 10.6% for the nine months ended September 30, 2008, as compared to the 13.8% for the nine months ended September 30, 2008. The decrease is primarily due to the increase in revenue from our acquisition of Authorize.Net as well as from existing and new customers, offset to a certain extent, by the increase in compensation related expense due to the increase in headcount during the nine months ended September 30, 2008.

Other Income, net. Other income, net for the nine months ended September 30, 2008 consists primarily of joint venture income from CyberSource K.K. of approximately $0.2 million and other miscellaneous gains and losses totaling approximately $0.2 million. Other income for the nine months ended September 30, 2007 consists primarily of joint venture income of approximately $0.1 million and other miscellaneous income of approximately $14,000.

Interest Income. Interest income was $1.1 million for the nine months ended September 30, 2008, as compared to $2.2 million for the nine months ended September 30, 2007. The decrease is primarily due to lower investment yields.

Income Tax Provision. We recorded a provision for income tax expense of $0.4 million for the nine months ended September 30, 2008 as compared to $0.8 million for the nine months ended September 30, 2007. The decrease is primarily due to lower pre-tax income for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $73.2 million as of September 30, 2008 compared to $40.4 million as of December 31, 2007, an increase of approximately $32.8 million. The increase is primarily due to cash provided by operating activities of approximately $39.9 million, which is net of bonuses paid under the company-wide bonus plan of approximately $2.3 million, and proceeds from the issuance of the Company’s common stock resulting from stock option exercises of approximately $7.0 million, offset by capital expenditures of approximately $10.4 million and cash used to repurchase our common stock of approximately $2.9 million.

We believe that our cash and cash equivalents, which consist of only money market funds, as of September 30, 2008 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of September 30, 2008, consisting of future minimum lease payments under all non-cancelable operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$18,976	$4,797	$10,459	$3,720

Total commitments	$18,976	$4,797	$10,459	$3,720

We have excluded tax contingencies totaling approximately $1.1 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Recent Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

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

All of our cash equivalents are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in money market funds. Due to the nature of our cash equivalents, which are money market funds, we have concluded that there is no material market risk exposure.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ending September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For legal proceedings, see Note 7 – Legal Matters in the Notes to the Condensed Consolidated Financial Statements appearing in Item 1, Part I to this Quarterly Report, which is incorporated by reference into this Item 1, Part II.

ITEM 1A.	RISK FACTORS

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 other than as follows: “Our Revenue and Customer Relationships Could be Impacted if We Were to Lose Bank Sponsorship” provides additional information about the risk, “Loss of Key Personnel Could Have a Material Adverse Effect on the Business and Results of Operations of the Combined Company” reflects the departure of an certain officer, and “If We Lose Key Management Personnel, We May Not be Able to Successfully Manage Our Business and Achieve Our Objections” reflects employment agreements with certain officers and the departure of one such officer. In addition, some risk factors below update the relevant date cited although the risk remains materially unchanged. As a matter of practice, however, we choose to fully restate the Risk Factors in our Quarterly Reports on Form 10-Q. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

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

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business;

•	the success of our integration of Authorize.Net;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our processors, other financial institutions and technology service providers;

•	seasonality of the retail sector;

•	changes in accounting rules and regulations;

•	changes in federal, state, and local income tax laws;

•	war or other international conflicts; and

•	weakness in the general U.S. economy and the lack of available capital for our customers and potential future customers.

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

Loss of Key Personnel Could Have a Material Adverse Effect on the Business and Results of Operations of the Combined Company

Our success will depend in part upon our ability to retain key employees of both legacy CyberSource and legacy Authorize.Net. Competition for qualified personnel can be very intense. In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company. Accordingly, no assurance can be given that we will be able to retain key employees. For example, on November 6, 2008, Roy Banks, the former General Manager of Authorize.Net, notified the Company of his pending resignation as President of Authorize.Net LLC, effective November 14, 2008. Loss of key personnel could have a material adverse effect on our business and results of operations.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to charged back transactions. During the three months ended September 30, 2008, our global acquiring revenue represented approximately 34.9.% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our Revenue and Customer Relationships Could be Impacted if We Were to Lose Bank Sponsorship

The card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. If our current bank sponsor were to terminate our agreement, and we are not able to obtain another bank sponsor in a timely manner, we would be unable to provide global acquiring services, either whole or in part, which could impact our future revenue and customer relationships. The current agreement with our bank sponsor for U.S. acquiring, Harris Bank, N.A., renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. As of the date of this report, we have not received any notice of non-renewal from Harris Bank, N.A. Accordingly, this agreement will renew automatically again in March 2009 and remain in effect through March 2010, unless the parties mutually agree to terminate the agreement prior to any such expiration or either party exercises its right to terminate the agreement prior to any such expiration based on a material breach by the other party as set forth in the agreement.

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

The Intense Competition in Our Industry Could Reduce or Eliminate the Demand for Our Products and Services

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech Solutions, First Data Corporation, and Royal Bank of Scotland. We also face competition from transaction service providers such as PayPal and Retail Decisions as well as eCommerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit companies may enter the market and provide competing services.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in San Jose, California; Seattle, Washington; Denver, Colorado; Phoenix, Arizona; London, England; and Tokyo, Japan, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on November 12, 1999, our services were unavailable for approximately ten hours due to an internal system problem. We have also subsequently experienced service interruptions and performance issues. Any interruption in our systems that impairs our ability to efficiently and timely provide services could damage our reputation and reduce demand for our services.

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

We may be required to expend significant capital and other resources to protect against security breaches and to address any problems they may cause. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to a risk of loss, fines, or litigation and other liabilities. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations.

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

Our International Business Exposes Us to Additional Foreign Risks

Products and services provided to merchants outside the United States accounted for 6.6% and 9.7% of our revenues in the nine months ended September 30, 2008 and 2007, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Changes in Accounting Standards Regarding Stock Option Plans Will Reduce Our Profitability and Could Limit the Desirability of Granting Stock Options, Which Could Harm Our Ability to Attract and Retain Employees

We have included employee stock-based compensation costs in our results of operations for the three and nine months ended September 30, 2008 and 2007, as discussed in Note 1 in the Notes to Condensed Consolidated Financial Statements. The full impact is dependent upon, among other things, the outcome of our current assessment of different long-term incentive strategies involving stock awards in order to continue to attract and retain employees, the total number of stock awards granted and the tax benefit that we may or may not receive from stock-based expenses. In addition, new regulations implemented by The Nasdaq Stock Market requiring stockholder approval for all stock option plans could make it more difficult for us to grant options to employees in the future. To the extent that new regulations make it more difficult or expensive to grant stock options to employees, we may incur increased compensation costs, change our equity compensation strategy or find it difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business.

If We Lose Key Management Personnel, We May Not be Able to Successfully Manage Our Business and Achieve Our Objectives

We believe our future success will depend upon our ability to retain our key management personnel, including William S. McKiernan, our Chief Executive Officer, and other key members of management because of their experience and knowledge regarding the development, special opportunities and challenges of our business. While we have employment contracts with Scott Cruickshank, our President and Chief Operating Officer, and Roy Banks, our President of Authorize.Net LLC, none of our current key employees are subject to legal obligations that enable us to retain them for a specific period of time. We may not be successful in attracting and retaining key employees in the future. For example, on November 6, 2008, Mr. Banks submitted a resignation notice, effective November 14, 2008.

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

One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of September 30, 2008, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

On April 22, 2008, the Board of Directors adopted a common stock repurchase program that authorized management to use up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase additional shares of our common stock. Pursuant to the program, during the period from July 1, 2008 through September 30, 2008, we repurchased 197,625 shares at an average price of $14.51 per share, including commissions and related repurchase costs. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (000’s)
July 1, 2008 to July 31, 2008	172,900	$14.45	172,900	$7,501
August 1, 2008 to August 31, 2008	—	—	—	—
September 1, 2008 to September 30, 2008	24,725	14.89	24,725	7,133

Total	197,625	$14.51	197,625	$7,133

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Exchange Act and Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for disclosing the non-audit services approved in the third quarter of fiscal year 2008 by the Audit Committee (“Audit Committee”) of the Board of Directors to be performed by Ernst & Young, our independent auditors. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of our financial statements. The non-audit services approved by the Audit Committee in the third quarter are each considered by us to be audit-related services which are closely related to the financial audit process. Each of the services has been pre-approved by the Audit Committee and its chairman has been given the authority to pre-approve additional services pursuant to limited authority delegated by the Audit Committee.

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization, dated June 17, 2007, by and among CyberSource Corporation, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc. and Congress Acquisition Sub 1, LLC.

3.1(2)	Second Amended and Restated Certificate of Incorporation of CyberSource Corporation.

3.2	CyberSource Corporation’s Bylaws, as amended.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on June 19, 2007.

(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Registration Statement on Form S-1 (Registration No. 333-77545).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: November 10, 2008	By	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)