Form 10-K
period 2008-12-31
CYBERSOURCE CORP
filed 2009-02-27
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-26477

CYBERSOURCE CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	77-0472961 (I.R.S. Employer Identification Number)

1295 Charleston Road

Mountain View, California 94043

(650) 965-6000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value per Share	The NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $1.0 billion (based on a closing sale price of $16.73 per share as reported for the NASDAQ Global Select Market on June 30, 2008). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 5% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of February 13, 2009 was 68,987,670.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking, including statements regarding our expectations, objectives, anticipations, estimations, intentions, plans, hopes, beliefs, or strategies regarding the future. Such forward-looking statements include, but are not limited to our expectations:

•	that analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages;

•	regarding the effectiveness of our systems and procedures to detect and prevent consumer and merchant fraud;

•	regarding our ability to prevent security breaches and maintain confidential data;

•	that we will be able to prevent system disruptions and accommodate increases in volume demand;

•	regarding the continuity of our bank sponsor relationship;

•	that we will incur approximately $26.2 million of incremental annual amortization expense relating to the Authorize.Net merger during the fiscal year ended December 31, 2009;

•	about the impact of our lawsuit with ReD and other litigation matters;

•	regarding the level of expenses and revenue growth in 2009; and

•	that our cash and cash equivalents balance as of December 31, 2008 will be sufficient to meet our working capital and capital requirements for at least the next twelve months.

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties, and potentially inaccurate assumptions. These risks and uncertainties include, among others, those discussed in “Part I Item 1A. Risk Factors,” of this Annual Report on Form 10-K as well as our consolidated financial statements, related Notes, and the other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    BUSINESS

Company Overview

CyberSource Corporation (“CyberSource” or the “Company”) is a leading provider of electronic payment and risk management solutions. Our solutions enable electronic payment processing for Web, call center, and point-of-sale environments. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution that simplifies electronic payment management. Our payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. We also offer industry leading risk management solutions to help online merchants address complexities such as credit card fraud, online tax requirements, and export controls. CyberSource Professional Services help to design, integrate, and optimize commerce transaction processing systems for merchants. Approximately 253,000 businesses use our solutions, including half the companies comprising the Dow Jones Industrial Average.

In 2008, we processed approximately 1.9 billion transactions, a 54% increase over 2007. The dollar value of all credit card authorization requests we processed in 2008 exceeded $109 billion, a 102% increase over 2007.

CyberSource Corporation was founded in 1994 and initially launched as software.net, an online software store that built payment processing solutions to support its sales. In 1997, the payment processing solutions business was spun-off from software.net to form a separate corporation initially named, Internet Commerce Services Corporation. Internet Commerce Services Corporation later changed its name to CyberSource Corporation and continues to operate today under that name.

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

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information about issuers filed electronically. We also maintain a website at www.cybersource .com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, www.cybersource.com, as soon as reasonably practicable after the reports have been filed with or furnished to the SEC.

Market Characteristics

In 2008, JPMorgan estimated the US online eCommerce market related to retail sales and travel to be $317.4 billion, with a three year compounded annual growth rate (“CAGR”) of 8% from 2008 to 2011. eCommerce in Europe has grown to $284.9 billion in 2008, with a CAGR over three years of 11% from 2008 to 2011. For the fourth quarter of 2008, the U.S. Census Bureau estimated that online sales of U.S. retailers comprised 3.8% of total U.S. retail sales, up from 3.6% in the fourth quarter of 2007. For 2008, the U.S. Census Bureau data shows the annual growth rate of online sales of U.S. retailers was 4.6%, versus an overall retail sales decrease of 0.6% for the same time period.

As the online eCommerce market continues to grow, selling online has become a strategic business strategy for many organizations. Although credit cards have long been the dominant payment method available to online purchasers, alternative consumer payment options and cultural preferences have impacted the global payment environment. A wide spectrum of payment options, such as debit cards, electronic checks, and alternative online payment options such as Bill Me Later ® and PayPal ® are emerging worldwide. Since 2005, we have experienced a noticeable trend among some of our large U.S. customers that are seeking greater access into international markets, especially Europe and China. Conducting online commerce internationally involves supporting more payment types, currency conversions, new payment processors, and mitigating higher fraud risk.

Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in October 2008, concluded that dollar losses from eCommerce fraud continue to grow, diverting approximately $4.0 billion from eCommerce in 2008, an 8% increase over 2007.

According to the survey, the percent of revenue that merchants say they lost to fraud remained stable at 1.4% in 2007 and 2008, but because eCommerce sales continued to grow, dollar losses to eCommerce grew proportionately. Merchants are increasing the number of fraud detection tools they use to manage payment fraud risk. Merchants showed a sharp increase in interest for more sophisticated automation tools which can provide an assessment of the fraud potential of a transaction and can reduce reliance on human involvement.

In June 2005 in the U.S., Visa and MasterCard began requiring compliance with a comprehensive security requirement called the Payment Card Industry Data Security Standard (“PCI”) to limit the threat of cardholder information theft. With the challenge of becoming PCI compliant, some merchants engage us to manage sensitive customer information such as credit card numbers and related transaction data. For merchants that subscribe to Secure Storage or Hosted Payment Acceptance services, we handle and store all payment data on behalf of the merchants in PCI certified processing centers that connect directly with the banking network. We are evaluated annually for PCI compliance, and both the enterprise and small business divisions have been separately verified as compliant for 2008-2009. Furthermore, security and card association standards require quarterly security scans, which have been conducted. Additionally, we conduct quarterly threat assessment tests and employ rigorous security measures to prevent unauthorized access or security breaches. Online merchants are also focusing on meeting regulatory requirements in areas such as collection of sales taxes. European Union directives require that all online sellers of digital goods collect the applicable value-added tax for sales in the European Union.

The impact of these trends is that electronic payment management is becoming more complex. Online merchants must maintain technical and financial connections with a number of different payment processors and service providers, integrate these disparate connections with a number of internal business systems, allocate manual resources to keep pace with the growth of online sales, and comply with statutory and card association requirements. We enable our customers to meet these requirements simply and cost effectively with our electronic payment and risk management solutions.

CyberSource Customers

Our customers range in size from small sole proprietorships to some of the world’s largest corporations and institutions. Our customer base includes leading companies such as Air France, Borders Group, British Airways, Christian Dior, Eastman Kodak, Home Depot, Louis Vuitton, Massachusetts Institute of Technology, Microsoft, Nike, Starbucks, and Yahoo!, among thousands of others. To properly serve this diverse set of needs, we divide our potential market into two customer profiles, enterprise and small business merchants, which require different solutions. Enterprise merchants have high sales volumes and generally demand the greatest range of payment options and the most sophisticated risk and management tools. These customers often sell in multiple countries and require support for local currencies and local payment options. Enterprise merchants also frequently need to integrate payment processing with one or more internal business systems. We serve enterprise customers by providing solutions that address and simplify the breadth of these requirements. Smaller business merchants generally seek simplicity and ease of use. We serve small merchants by providing bundled services and integrations into popular online shopping cart software, while bringing to the small business market some of the advantages of our enterprise-level services, including important new payment options such as electronic checks, as well as high-reliability and quality customer support. In 2008, we did not have any single customer that was responsible for ten percent or more of our revenues.

CyberSource Products and Services

CyberSource Payment Solutions

CyberSource Advanced

For the enterprise customer, we offer a comprehensive set of payment, fraud management and payment security products and services called CyberSource Advanced. Requirements of these larger merchants typically include acceptance of all major credit and debit cards, the ability to bill customers at regular monthly intervals, support for international payment options, sophisticated fraud management tools and systems, and tools to automate payment reconciliation and other internal processes to reduce the administrative costs and burdens of accepting online orders.

CyberSource Advanced enables merchants to accept payments made by all major credit and debit cards including American Express®, Discover®, Diners Club International®, JCB, MasterCard®, and Visa® cards. Our customers can also accept payment by corporate procurement cards, electronic checks, PayPal® Express Checkout, and the Bill Me Later® service. Merchants that have business models based on subscriptions can utilize the CyberSource recurring billing service. For merchants selling internationally, we support direct debit, and bank transfers, as well as regional card brands such as Carte Bleue, Carta Si, Dankort, Laser, Solo, and Visa Electron.

Authorize.Net

Targeted towards small and medium-sized merchants with under $3 million in annual sales, Authorize.Net enables merchants to authorize, settle, and manage credit card and electronic check payments via Web sites, retail stores, mail order/telephone order (“MOTO”) call centers and mobile devices. Merchants can accept a variety of payments including all major credit cards as well as electronic checks. Electronic checks are processed using Authorize.Net’s eCheck.Net® service, which allows merchants to process electronic check transactions directly from a website or through the Virtual Terminal. Authorize.Net also certifies numerous third-party point-of-sale solutions or devices that are integrated to the Authorize.Net payment gateway.

Standard services include credit card processing, card code verification, which includes CVV, CVV2, and CID, Address Verification Service (“AVS”), Virtual Terminal, Verified Merchant Seal, Virtual Point of Sale (“VPOS”) as well as extensive reporting, and QuickBooks® compatibility. Premium value-adding services include eCheck.Net® electronic check processing service, Automated Recurring Billing™ service for subscription payments, Fraud Detection Suite™ service, and secure storage of customers’ transaction data through the Customer Information Manager service.

These services are integrated into the Authorize.Net platform, providing merchants with the ability to adapt their payment solution to the merchant’s payment needs. The Authorize.Net Merchant Toolbox features partners that provide discounts on marketing, security, business productivity and accounting solutions for merchants. The Authorize.Net Verified Merchant Seal confirms to consumers that websites displaying the seal are verified Authorize.Net merchants.

CyberSource Global Acquiring (Merchant Account Services)

We underwrite merchants to enable them to accept card payments within the United States, as well as accept and process major and regional payment types worldwide. We interface with payment systems on behalf of the merchant to authorize the payment presented by a merchant’s customer, collect funds from their customer’s bank, and deposit the funds into the merchant’s designated checking account. These services are available as a bundled offering with all of our payment solution packages and software.

Tax Calculation

Online organizations often require tools to facilitate tax payment and export regulatory compliance. The CyberSource Tax Service calculates sales and use taxes for over 13,000 U.S. tax jurisdictions, 44,000 sales, seller’s use, consumer’s use, and rental rates, and supports value added tax calculation, as applicable, in the U.S., Canada, Latin America, Europe and the Asia Pacific.

CyberSource Risk & Security Management Solutions

The CyberSource suite of modular and scalable services is designed to help merchants address the growing challenge of online fraud and management of PCI compliance. Our solutions can be implemented as a single component or as fully-integrated systems, and can be managed in-house, outsourced, or constructed as a blend of both. In most cases, our risk and payment security solutions can be implemented with payment services provided by us or other providers.

CyberSource Decision Manager

CyberSource Decision Manager is a hosted rules and case management system that allows business managers to create screening rules to automatically route orders for acceptance, rejection, or review). Built-in case management systems include a portal to over 150 global validation services and tests. The system includes an interface to our risk scoring service as well as other external services such as device fingerprinting and the merchant’s own data, and reports to help businesses manage operations.

Fraud Detection/Verification Tools

CyberSource Decision Manager includes access to CyberSource Advanced Fraud Screen Service enhanced by Visa (“CAFSSEV”), the only risk scoring service endorsed and enhanced by Visa U.S.A, Inc. This service provides fraud risk prediction scores by assessing over 150 order variables such as domestic and international address validation, domestic and international IP address verification, device fingerprinting, and order velocity. The results from CAFSSEV include a numerical risk score as well as risk profile codes indicating the types of risk detected by the system.

Through a single connection to CyberSource, our customers can also use card association authentication systems such as Verified by Visa and MasterCard SecureCode. These card programs verify the cardholder’s identity directly with the card issuer in real-time to increase security of payment acceptance. In some markets merchants are required to use these services if they accept Visa and MasterCard payments.

Managed Risk Service & Chargeback Recovery Services

This service provides analysis, design, modeling and monitoring services to optimize transaction conversion, while minimizing manual review and fraud risk associated with card-not-present transactions. We collaborate with customers to set business metrics, review performance, and provide business tools. Two service plans are available, Performance Monitoring (analysis, design, modeling and monitoring) and Screening Management (all services available in Performance Monitoring plus outsourced management of manual order review on behalf of the merchant).

We also offer a Chargeback Recovery Service. Using this service, merchants outsource chargeback re-presentment to us. We review chargebacks received, investigate, and re-present them to the banking system to recover revenue. We share in a percentage of the revenue recovered.

Payment Data Management

Customers can choose to have us hold sensitive payment data and therefore reduce security risk as well as the cost and complexity of payment security compliance, which we manage using our PCI-certified data centers and Payment Application Data Security Standard certified applications. Secure Storage and Hosted Payment Acceptance allow customers to enhance their payment security by moving sensitive payment data off customers’ systems.

Delivery Address Verification and Export Compliance

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

Professional Services

Building upon our experience in eCommerce, we employ a team of experts that can help merchants operate online businesses. CyberSource Global Services provides business and technical consulting services including technology selection, analysis of impacts of the online business on internal processes, devising merchant-specific risk management strategies, systems installation, integration of our products and services with a merchant’s existing internal systems, building custom reporting tools, disaster recovery planning, system centralization and security consulting. As of December 31, 2008, we employed 16 persons in our Professional Services group.

Technology

Transaction Services

We operate two transaction processing platforms, one for enterprise merchants and one for small business customers. They are a modular architecture designed for scalability, reliability, extensibility and performance. These systems are composed of multiple groups of servers and routers that appear as a single point of contact to our customers’ systems. Our transaction processing systems manage workflow functions and the required communications between our servers, our database, and our processors, including American Express, Barclays Bank, Chase Paymentech Solutions, First Data Corporation, Global Payment Systems, Streamline International (a division of the Royal Bank of Scotland Group), TSYS Acquiring Solutions and others. In addition, we have implemented a global network of telecommunications access points that are designed to optimize transaction processing response times and to mitigate the effects of system failures. The primary software components of our two systems are the respective client software, Order Processing Application Programming Interfaces (“APIs”), commerce services applications, transaction databases and data warehouses.

Client Software

Our commerce services are invoked by a standardized programming interface residing on our customers’ commerce servers. For our enterprise platform, client software is offered in two protocols, Simple Order Processing API and Simple Commerce Messaging Protocol (“SCMP”), and can be installed by customers using pre-built developer kits and application plug-ins. These developer kits are available for most popular programming environments, including ASP/COM, .NET, Java and others, and for most operating systems, including Windows NT/2000, Linux, and UNIX (Solaris, HP/UX, IBM/AIX and others). Developer kits also come with samples that customers can use to deploy CyberSource services within their enterprises.

Simple Order Processing API

For our enterprise platform, we offer the CyberSource Simple Order Processing API to enable the secure and reliable communication of order data from our customers’ systems to CyberSource systems. The Simple Order Processing API provides our customers with a way to send invoice data to CyberSource for processing by any of the CyberSource commerce services applications. Using industry standard Web services technologies, including SOAP, XML, and WS Security, the Simple Order Processing API provides customers with an industry recognized implementation path allowing the API to be built into customer order management applications. The API uses the Data Encryption Standard, RSA/public key cryptography and digital certificates to provide secure signed communication of transaction data.

We also developed SCMP to enable efficient and secure connections between our systems and our customers’ systems. In order to provide secure messaging, SCMP utilizes industry standards for secure communications including the Data Encryption Standard, RSA/public key cryptography and digital certificates. SCMP has been designed to be integrated into virtually any commerce server platform.

For our small business platform, the methods to process transactions through the payment gateway range from Simple Checkout “Buy Now” and “Donate” buttons to fully integrated, highly customizable APIs. Web merchants have the ability to choose which connection method best fits their payment acceptance infrastructure. Connection methods are Advanced Integration Method (“AIM”) and Server Implementation Method (“SIM”).

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

MOTO merchants can submit transactions manually via a secure Web browser using the Virtual Terminal or Batch Upload tool. Retail merchants can process transactions using the Authorize.Net VPOS. Additionally, there are approximately 122 third-party certified products, including shopping carts, kiosks, and mobile and software services that have integrated their eCommerce solution with the small business payment gateway. These integrated services provide merchants with checkout page solutions or hardware and software that are already integrated with the payment processing gateway.

Commerce Services Applications

We have developed and licensed a set of software applications that perform our hosted services. In many cases, execution of the applications is distributed among the processing systems and database systems, enabling us to minimize interruptions during scheduled maintenance, code pushes, and system modifications.

For our enterprise platform, these services include credit card processing, electronic check processing, order decision management, gift and promotional certificates, Bill Me Later payment service, payer authentication, PayPal, CyberSource Advanced Fraud Screen enhanced by Visa, tax services, delivery address verification, and export compliance. For our small business platform, these services include eCheck.Net, Automated Recurring Billing, Fraud Detection Suite, Customer Information Manager, and Virtual Point of Sale.

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

Data Centers and Network Access

Our data centers are located at facilities in: San Jose, California; Seattle, Washington; Denver, Colorado; Phoenix, Arizona; London, England; and Tokyo, Japan. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide high availability transaction services and connectivity to the Internet, our customers and processing partners. The data centers provide high-speed and redundant network connectivity, uninterruptible power systems, fire detection and suppression systems, physical security and surveillance on a 24 hours a day, 7 days a week, 365 days a year basis. In addition, we have access to numerous network points of presence located on five continents from third party providers, enhancing our ability to serve customers globally. These points of presence, through controlled route announcements to providers such as AboveNet, AT&T, Cable & Wireless, GLBX, Level 3 Communications, Sprint, Telia, UU-NET and Verio enable us to provide what we believe are direct, rapid and reliable access to our suite of services.

Industry Standards

The implementation of our architecture for hosted services is based on and complies with widely accepted industry standards. For example, our transaction processing systems utilize components from industry leaders such as Cisco, Hewlett Packard, IBM, Microsoft, Oracle, Red Hat, RSA Data Security, Sun Microsystems and Sybase. Adherence to industry standards provides compatibility with existing applications, ease of modification, and reduces the need for software modules to be rewritten over time, thus protecting our customers’ investments.

Product Development

Our product development team is responsible for the design, development, and maintenance of our core infrastructure for services. We emphasize quality assurance throughout our development lifecycle. We believe that a strong emphasis placed on analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages.

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality. As of December 31, 2008, we employed 143 persons in our product development department.

Intellectual Property

Our success depends upon our proprietary technology and licensed technology. We rely on a combination of patent, copyright, trademark, trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. We have been issued twenty-seven patents and have forty-three patent applications pending. The issued patents cover much of the technology we employ, including fraud detection, cryptography, digital certificates, stored value services, and digital software distribution. Sixteen of the issued patents were acquired as a result of the Authorize.Net Holdings, Inc. acquisition in November 2007 and cover technology related to telecommunications. We have pending patent applications covering cryptography, order management, digital delivery, stored value services, fraud detection, and digital delivery. We investigate, define, and prepare applications for new patents as a part of the standard product development cycle. We cannot assure that any patent application that we file will issue as a patent, and we cannot assure that any patent issued to us will not be held invalid or unenforceable based on prior art or for any other reason. Some of our technology is designed to include intellectual property obtained from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, that such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, vendors, potential customers and alliances: and, our license agreements with our customers, with respect to our software, services, documentation and other proprietary information, contain confidentiality obligations. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services, or design around any intellectual property rights we hold. See the discussion under Item 3 “Legal Proceedings” for further information regarding infringement of our 154 Patent.

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

Service Delivery

Our service delivery department is responsible for the management and support of our global data centers and technology infrastructure 24 hours a day, 7 days a week, 365 days a year. We support and manage the transaction services business with enterprise-class technologies and tools. These technologies and tools are deployed and managed by strict adherence to proven operational principles, processes, and procedures. We believe this technology, the processes, and our employees enable us to deliver the highest level of services and performance to our customers. As of December 31, 2008, we employed 83 persons in our service delivery department.

Customer Support

We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability, and customer satisfaction for our customers. We believe these services ensure our customers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operational issues. Our offerings include phone support, online ticketing, e-mail, chat, and self-help. Premium support is also offered to our enterprise customers, and includes support from dedicated technical account managers.

Our performance during 2008 was measured by CustomerSat, Inc. through surveys to customers using our services. We received CustomerSat’s Achievement in Customer Excellence award in November of 2008 for both Customer Support Satisfaction and Authorize.Net Product and Service Satisfaction. As of December 31, 2008 we employed 156 persons in our customer support department.

Sales and Marketing

We maintain distinct sales and marketing organizations for our enterprise and small businesses groups. We currently have active partnership relationships with approximately 4,000 e-Commerce Technology Resellers, Processors, Financial Institutions, and Independent Sales Organizations (“ISOs”). Our enterprise sales and marketing department targets prospective customers worldwide through a direct sales force as well as through partners that have established reseller or referral relationships. Our small business sales and marketing department targets prospective small business customers domestically through reseller and referral (“Affiliate Reseller”) relationships, as well as inside sales.

Enterprise Resellers: We have contractual relationships with our resellers that allow them to offer and bundle the CyberSource suite of services in conjunction with their solution offering and facilitate the sale and billing of our services. Resellers are authorized to sell our hosted payment services and support services. Our resellers include both banks and payment service providers, such as Bank of America, Wells Fargo, Chase Paymentech, First Data Merchant Services, ISOs, as well as eCommerce technology and infrastructure partners such as PFS Web, The Acuity Group LLC, and TravelClick Inc.

Enterprise Referral Partners: These are companies with which we have referral agreements, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms, such as Art Technology Group, Demandware, MarketLive, and Netsuite.

Small Business Resellers: We have contractual relationships with our small business resellers that allow them to offer and bundle our small business offering (Authorize.Net) suite of services with an internet or retail-based merchant account. Our small business resellers include both large banks like Wells Fargo, Chase Paymentech, etc. and smaller ISOs and merchant service providers (“MSPs”). Buy rates are provided to each reseller for each of the small business products and services. Resellers access a reseller interface to setup new merchants on the small business platform, set sell rates for each merchant and access reporting information for individual merchants or their entire portfolio. Resellers receive a monthly residual based on the difference between their buy rates and the sell rates they set for each merchant.

Small Business Affiliate Resellers: Affiliate resellers are individuals and businesses that have merchant customers, but are not able to provide those merchant customers with payment services. The affiliate refers the merchant to Authorize.Net and we then handle the setup, billing and ongoing support for their payment gateway. Affiliates receive a commission for each referral sale that we close, as well as a portion of the monthly fees and transaction fees generated by each of the merchants.

In addition to channel and referral relationships, we pursue both solutions alliances and strategic alliances. These result in cooperative product development efforts, streamlining of integration capabilities and leveraged marketing efforts. These solution alliances integrate our technology into some of their products, making it easier for their customers to access our products and services and include companies such as Oracle (includes PeopleSoft and Siebel).

Strategic Alliances: Our strategic alliances include our relationships with PayPal, Trustwave, and Visa U.S.A. We work with strategic alliances to enhance our existing solutions portfolio, develop new services and drive the adoption of industry standards.

As of December 31, 2008, we employed a total of 114 employees in sales and marketing and an additional 16 professional service consultants.

Competition

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future.

We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech, First Data Corporation, and Royal Bank of Scotland. We also face competition from transaction service providers such as PayPal and Retail Decisions as well as eCommerce providers such as Digital River and GSI Commerce Inc. Furthermore, other companies, including financial services and credit companies may enter the market and provide competing services. Another source of competition comes from businesses that develop their own internal, custom-made systems. Such businesses typically make large initial investments to develop custom-made systems and therefore, may be less likely to adopt outside services or vendor-developed online commerce transaction processing software.

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

Employees

As of December 31, 2008, we had a total of 614 full-time employees, including 130 employees in professional services, sales and marketing, 143 employees in product development, 239 employees in operations and customer support, and 102 employees in general and administrative services. None of our employees are represented by a labor union and we consider employee relations to be good.

International Sales

Products and services provided to merchants outside the United States accounted for 6.8%, 8.7%, and 10.0% of our revenues in 2008, 2007, and 2006, respectively.

Regulations

The following regulations may adversely affect our business now or in the future:

•

Fair Credit Reporting Act.    Because our fraud screening system assesses the probability of fraud in an online credit card transaction, partly based on analyses of data compiled from our base of customers that use the fraud screening services, we may be deemed a consumer reporting agency under the Fair Credit Reporting Act (the “FCRA”). As a precaution, we have implemented processes that we believe will enable us to comply with the FCRA if we were deemed a consumer reporting agency. Complying with the FCRA requires us to provide information about personal data stored by us. Failure to comply with the FCRA could result in claims being made against us by individual consumers and the Federal Trade Commission.

•

Export Control Regulations.    Current export control regulations prohibit the export of strong encryption technology without a license unless exempt from license requirements, thereby preventing us from using stronger encryption technology to protect the security of data being transmitted to and from Internet merchants outside of the United States. We have obtained a license to use 2048-bit encryption technology with our international merchants. Furthermore, we believe that our products and services fall under certain licensing exemptions as financial products.

•

Privacy Laws.    Because we receive, transmit, and store certain financial information to facilitate the provision of payment services, which information includes credit card numbers and bank account numbers, we may be subject to various federal and State regulations regarding the protection of personally identifying information. Applicable laws may include, without limitation, the Gramm-Leach-Bliley Act, the Fair and Accurate Credit Transactions Act, and various State laws. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to all card and account holders in our databases whose personally identifiable data we reasonably believe may have been compromised. To mitigate the risk of compromised information, we use strong encryption to encrypt card numbers that are stored in our post transaction databases.

ITEM 1A.    RISK FACTORS

Set forth below and elsewhere in this Annual Report on Form 10-K, including in Item 7, Management’s Discussion and Analysis, and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from those described herein:

Risks Related to Our Business

Potential system failures and lack of capacity issues could negatively affect demand for our services.

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in San Jose, California; Seattle, Washington; Denver, Colorado; Phoenix, Arizona; London, England; and Tokyo, Japan, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions and performance issues, affecting all or a portion of our systems, which we believe will continue to occur from time to time. Any interruption in our systems that impairs our ability to efficiently and timely provide services could damage our reputation and reduce demand for our services.

In addition, our success also depends on our ability to grow, or scale, our commerce transaction systems to accommodate increases in the volume of traffic on our systems, especially during peak periods of demand. We may not be able to anticipate increases in the use of our systems or successfully expand the capacity of our network infrastructure. Our inability to expand our systems to handle increased traffic could result in system disruptions, slower response times and other difficulties in providing services to our merchant customers, which could materially harm our business.

A breach of our eCommerce security measures could reduce demand for our services.

A requirement of the continued growth of eCommerce is the secure transmission of confidential information over public networks. We rely on public key cryptography, an encryption method that utilizes two keys, a public and a private key, for encoding and decoding data, and digital certificate technology, or identity verification, to provide the security and authentication necessary for secure transmission of confidential information. A party who is able to circumvent security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of security could reduce demand for our services.

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

We could incur chargeback or merchant fraud losses that would adversely affect our earnings.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to chargebacks resulting from consumer fraud or merchant fraud. During the twelve months ended December 31, 2008, our global acquiring revenue represented approximately 34.3% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our revenue and customer relationships could be impacted if we were to lose bank sponsorship.

The credit card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. Harris Bank, N.A. is our bank sponsor. Our current agreement with Harris Bank renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. As of the date of this report, we have not received any notice of non-renewal from Harris Bank, N.A. Accordingly, this agreement will renew automatically again in March 2009 and remain in effect through March 2010, unless the parties mutually agree to terminate the agreement prior to any such expiration or either party exercises its right to terminate the agreement prior to any such expiration based on a material breach by the other party as set forth in the agreement. If our current bank sponsor were to terminate our agreement, and we are not able to obtain another bank sponsor in a timely manner, we would be unable to provide global acquiring services, either whole or in part, which could impact our future revenue and customer relationships.

We may not be able to adequately protect our proprietary technology and may be infringing upon third-party intellectual property rights.

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

If we are not able to fully utilize relationships with our sales alliances, we may experience lower revenue growth and higher operating costs.

Our future growth will depend in part on the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts. If these relationships are not successful or do not develop as quickly as we anticipate, our revenue growth may be adversely affected. For example, most of the new customer signups for our Authorize.Net platform come from resellers. To some degree, we compete with these resellers and conflicts may arise between the reseller and our direct sales force. While we believe we have been able to minimize any such conflict, we cannot assure you that conflicts will not increase. Accordingly, we may have to increase our sales and marketing expenses in an attempt to secure additional merchant accounts.

Our fraud detection services and marketing agreement with Visa U.S.A. can be terminated.

In July 2001, we entered into an agreement with Visa U.S.A. to jointly develop and promote the CyberSource Advanced Fraud Screen Service Enhanced by Visa (“CAFSSEV”) for use in the United States. Under the terms of the agreement, Visa agreed to promote and market the product to its member financial institutions and Internet merchants. The agreement expires in July 2009, but can be terminated by either party with ninety days prior written notice. Thereafter, the agreement renews automatically for additional periods of one year, unless terminated by either party. In September 2005, we entered into an agreement with Visa Canada for Visa Canada to promote CAFSSEV in Canada . The agreement with Visa Canada expires in September 2009, but can be terminated by either party with ninety days prior written notice. Thereafter, the agreement renews automatically for additional periods of one year, unless terminated by either party. As of the date of this filing, we have not received any notices of non-renewal from either Visa, U.S.A. or Visa Canada. Termination of either agreement will not impact our ability to sell our fraud screening services to our customers. Furthermore, based on the amount of royalties we pay to Visa, U.S.A., we do not believe that termination of the agreement will have a material, adverse impact on our financial condition, results of operations, or cash flows. However, we cannot quantify the marketing value of the relationships with Visa, U.S.A. and Visa Canada, and therefore termination of either agreement or both agreements may adversely impact the marketability of our fraud screening technology.

If we lose key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our success will depend in part upon our ability to retain key management personnel, including William S. McKiernan, our Chief Executive Officer, and other key members of management because of their experience and knowledge regarding the development, opportunities, and challenges of our business. We do not maintain any key-man insurance covering the death or disability of any of our executive officers. While we have employment contract with Scott Cruickshank, our President and Chief Operating Officer, none of our current key employees are subject to legal obligations that enable us to retain them for a specific period of time. Competition for qualified personnel can be intense. We may not be successful in attracting and retaining key employees in the future. For example, in November 2008, Roy Banks, then President of our Authorize.Net subsidiary, resigned. Loss of key personnel could have a material adverse effect on our business and results of operations.

Failure to manage future growth effectively may have a material adverse effect on our financial condition and results of operations.

In the event that we experience rapid growth in our operations, a significant strain may be placed upon management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Charges to earnings resulting from the application of the purchase method of accounting might adversely affect the market value of our common stock.

In accordance with United States generally accepted accounting principles (“GAAP”), the Authorize.Net merger which closed on November 1, 2007 was accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock. Under the purchase method of accounting, the total estimated purchase price was allocated to Authorize.Net’s net tangible assets, identifiable intangible assets or expense for research and development based on their fair values as of November 1, 2007. The excess of the purchase price over those fair values was recorded as goodwill. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, we will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on our results of operations. We currently estimate that we will incur approximately $26.2 million of incremental annual amortization expense relating to the Authorize.Net merger during the year ended December 31, 2009. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of our common stock.

We may pursue strategic acquisitions and our business could be materially and adversely affected if we fail to adequately integrate acquired businesses.

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

Our international business is subject to additional foreign risks that could harm our business, results, and financial condition.

Products and services provided to merchants outside the United States accounted for 6.8% and 8.7% of our revenues in the years ended December 31, 2008 and 2007, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Risks Related To Our Industry

The intense competition in our industry could reduce or eliminate the demand for our products and services.

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

Our market is subject to rapid technological change and to compete we must continually enhance our systems to comply with evolving standards.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services and the underlying network infrastructure. The Internet and the eCommerce industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing products and services and develop new products and services. We must continue to address the increasingly sophisticated and varied needs of our merchants, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to merchant requirements or emerging industry standards. If we are unable to adapt to changing market conditions, merchant requirements or emerging industry standards, we may be forced to compete in different ways or expend significant resources in order to remain competitive.

The demand for our products and services could be negatively affected by a reduced growth of eCommerce or delays in the development of the internet infrastructure.

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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. The industry also relies in part on the number and size of consumer transactions. A sustained deterioration in the general economic conditions in the United States or globally may adversely affect our financial performance by reducing the number of average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

We may become subject to government regulation and legal uncertainties that would adversely affect our operations and financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to eCommerce. However, due to the increasing usage of the Internet, it is possible that a number of laws and regulations may be applicable or may be adopted in the future with respect to conducting business over the Internet covering issues such as:

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

Furthermore, the growth and development of the market for eCommerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

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

Risks Related to Ownership of Our Common Stock

Potential fluctuations of our quarterly results could cause our stock price to fluctuate or decline.

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

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our processors, other financial institutions and technology service providers;

•	seasonality of the retail sector;

•	changes in accounting rules and regulations;

•	changes in federal, state, and local income tax laws;

•	war or other international conflicts;

•	weakness in the general United States and global economies and financial markets; and

•	the lack of available capital for our customers and potential future customers.

Other factors that may affect our quarterly results are set forth elsewhere in this section. As a result of these factors, our revenues are not predictable with any significant degree of certainty. Due to the uncertainty surrounding our revenues and expenses, we believe that quarter-to-quarter comparisons of our historical operating results may not be indicative of our future performance.

The trading price of our common stock has fluctuated and may continue to fluctuate due to factors outside our control.

The market price for our common stock has been volatile and likely will continue to be volatile in response to various factors, some of which are outside our control, including the following:

•	the announcement of new products, services or enhancements by our competitors;

•	quarterly variations in our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts;

•	developments in our industry; and

•	short sales, hedging, and other derivative transactions on shares of common stock.

In addition, the stock market in general, and market for technology companies in particular, have experienced substantial price and volume fluctuations potentially unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors, as well as general economic, political and financial market conditions may materially and adversely affect the market price of our common stock.

The anti-takeover provisions in our certificate of incorporation, including the issuance of authorized preferred stock, could adversely affect the rights of the holders of our common stock.

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow our Board of

Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future. One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2008, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remained unresolved.

ITEM 2.    PROPERTIES

Facilities

Our primary offices are located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2011. We also maintain offices in leased space in Reading, United Kingdom and Belfast, Northern Ireland.

In November 2007, we acquired Authorize.Net Holdings, Inc. (“Authorize.Net”) and, as a result, occupy approximately 23,400 and 39,800 square feet of space in Bellevue, Washington and American Fork, Utah, respectively, with lease expiration dates in 2013. Also as a result of the acquisition of Authorize.Net, we currently lease approximately 10,000 square feet of office space in Marlborough, Massachusetts and approximately 14,000 square feet of office space in American Fork, Utah, both of which are sublet. The lease for the office space in Marlborough, Massachusetts and American Fork, Utah expires in 2012 and 2013, respectively. In addition, we currently lease approximately 80,000 square feet of office space in Burlington, Massachusetts which expires in 2011.

ITEM 3.    LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 13—Litigation and Contingencies to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ Global Market under the symbol “CYBS.” Since January 1, 2008, our stock has traded on the NASDAQ Global Select market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2007	High	Low
First Quarter	$13.45	$11.12
Second Quarter	$13.68	$12.06
Third Quarter	$13.82	$11.03
Fourth Quarter	$18.93	$11.65

Year ended December 31, 2008	High	Low
First Quarter	$18.50	$12.70
Second Quarter	$19.53	$14.07
Third Quarter	$19.15	$13.35
Fourth Quarter	$15.96	$6.65

We had approximately 300 shareholders of record as of February 13, 2009. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares Yet to Be Purchased Under the Program at the End of the Period (000’s)
October 1, 2008 to October 31, 2008 (1)	507,300	$14.06	507,300	$3
November 1, 2008 to November 30, 2008 (2)	35,800	7.83	35,800	14,720
December 1, 2008 to December 31, 2008 (2)	52,981	8.04	52,981	14,294

Total	596,081	$13.15	596,081	$14,294

(1)	On April 22, 2008, the Board of Directors adopted a common stock repurchase program that authorized management to repurchase up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase additional shares of our common stock. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.
(2)	On November 21, 2008, the Board of Directors approved a stock repurchase program that authorizes management to repurchase up to $15.0 million of additional shares of our common stock through March 31, 2009. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

STOCK PERFORMANCE GRAPH

The following line graph compares the yearly percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2003 with (ii) cumulative total stockholder return on (a) the Nasdaq Stock Market—U.S. Index, and (b) the RDG Internet Composite Index. The comparison assumes an investment of $100 on December 31, 2003 and reinvestment of dividends, if any. The stock price performance shown on the graph is not necessarily indicative of future price performance.

The stock performance graph shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of future results.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2008(1)	2007(1)	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$229,026	$116,999	$70,250	$50,511	$36,709
Cost of revenues	111,768	62,113	34,627	20,492	12,023

Gross profit	117,258	54,886	35,623	30,019	24,686
Operating expenses:
Product development	22,903	13,397	9,283	8,000	6,772
Sales and marketing	68,424	25,685	14,443	11,140	10,065
General and administrative	25,133	16,734	9,861	6,031	4,058

Total operating expenses	116,460	55,816	33,587	25,171	20,895

Income (loss) from operations	798	(930)	2,036	4,848	3,791
Interest income	1,444	2,726	2,344	1,324	695
Other income, net	1,134	314	341	—	—
Income tax provision (benefit)	(7,353)	(319)	(9,690)	(3,074)	25

Net income	$10,729	$2,429	$14,411	$9,246	$4,461

Basic net income per share	$0.16	$0.06	$0.42	$0.28	$0.13

Diluted net income per share	$0.15	$0.06	$0.39	$0.26	$0.12

Weighted average number of shares used in computing basic net income per share	69,132	40,736	34,623	33,464	33,448

Weighted average number of shares used in computing diluted net income per share	71,789	43,225	36,593	35,811	35,884

	December 31,
	2008	2007(1)	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$73,292	$40,393	$54,944	$47,001	$44,703
Working capital	63,100	32,696	60,286	53,234	45,468
Total assets	559,196	537,747	87,043	65,327	55,280
Total stockholders’ equity	517,953	503,214	78,628	56,933	47,499

(1)	The 2007 Selected Consolidated Financial Data includes the balance sheet of Authorize.Net as of December 31, 2007 and the operating results of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007. The 2007 and 2008 Selected Consolidated Financial Data also includes restructuring and other non-recurring charges of approximately $1.8 million and $1.0 million, respectively, which are included in general and administrative expenses.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this document.

Overview

CyberSource Corporation provides electronic payment and risk management solutions. CyberSource solutions enable electronic payment processing for Web, call center, and point-of-sale environments. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution that simplifies electronic payment management. Our payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. We also offer industry leading risk management solutions to help online merchants address complexities such as credit card fraud, online tax requirements, and export controls. Our professional services help to design, integrate, and optimize commerce transaction processing systems for merchants.

We primarily derive our revenues from monthly commerce transaction processing fees and global acquiring fees, and support service fees. Transaction and global acquiring revenues are recognized in the period in which the transactions occur and support service fees are recognized as the related services are provided and costs are incurred.

On November 1, 2007, the Company acquired Authorize.Net Holdings, Inc. (“Authorize.Net”), a provider of products and services primarily for business that sell products and services online. The consolidated statement of income for the year ended December, 31, 2007 includes revenues and expenses of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007.

Critical Accounting Policies

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2008, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

Accounting for Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets or liabilities for the tax-effected temporary differences between the financial reporting and tax bases of our assets and liabilities, and for net operating loss and tax credit carryforwards.

In evaluating our ability to realize our deferred tax assets we consider all available positive and negative evidence including our past operating results and our forecast of future taxable income. In determining future taxable income, we make assumptions to forecast federal, state, and international operating income, the reversal of temporary differences, and the implementation of any feasible and prudent tax planning strategies. These assumptions require significant judgment regarding the forecasts of future taxable income, and are consistent with the forecasts used to manage our business. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized on a more likely than not basis. During 2008, we recorded an income tax benefit of approximately $7.4 million. This benefit included a $10.3 million reduction of our remaining valuation allowance related to our deferred tax assets as we have determined that these assets will more likely than not be realized.

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 was $9.5, $7.0 million and $4.7 million, respectively, before income taxes. As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $17.6 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

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

Long-Lived Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that we perform tests for impairment of our goodwill annually and between annual tests in certain circumstances. As of December 31, 2008, we had recorded goodwill in connection with our acquisition of Authorize.Net with a carrying value of approximately $289.3 million. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. We evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that we perform tests for impairment of our intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. We evaluate the intangible assets related to the Authorize.Net acquisition on an annual basis as of July 31. As of December 31, 2008, we had recorded intangible assets in connection with our acquisition of Authorize.Net, with a carrying value of approximately $129.6 million, consisting of partner contracts and related relationships, merchant contracts and related relationships, existing technology, trade name and processor relationships. The value of the partner contracts and related relationships as well as the merchant contracts and related relationships were derived by considering, among other factors, the expected income and discounted cash flows to be generated from such contracts and relationships. The value of the existing technology was derived by considering, among other factors, the expected income and discounted cash flows to be generated, taking into account risks related to the characteristics and applications of the technology and assessments of the life cycle state of the technology. The value of the trade name was derived by considering, among other factors, expected income and discounted cash flows to be generated, also taking into account the expected period in which the company intends to utilize the trade name. The value of the processor relationships was derived by considering the expected cost that would be incurred to establish and build connections with the processors.

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

Results of Operations

The following table sets forth certain items in our consolidated statements of operations expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	48.8	53.1	49.3

Gross profit	51.2	46.9	50.7
Operating expenses:
Product development	10.0	11.5	13.2
Sales and marketing	29.9	22.0	20.6
General and administrative	11.0	14.2	14.0

Total operating expenses	50.9	47.7	47.8

Income (loss) from operations	0.3	(0.8)	2.9
Other income, net	0.5	0.3	0.5
Interest income	0.7	2.3	3.3

Income before income taxes	1.5	1.8	6.7
Income tax benefit	(3.2)	(0.3)	(13.8)

Net income	4.7%	2.1%	20.5%

Years Ended December 31, 2008 and 2007

Revenues.    Revenues increased to $229.0 million in 2008, an increase of approximately $112.0 million or 95.8% as compared to $117.0 million in 2007. Approximately 79% of the increase in revenues was attributable to Authorize.Net. Approximately 16% of the increase in revenues was from existing customers, primarily resulting from an increase in global acquiring services revenue as well as an increase in transaction volumes processed. The remaining increase in revenues was from new customers that entered into contracts during the twelve months ended December 31, 2008. We processed approximately 1.9 billion transactions in 2008 as compared to approximately 1.2 billion transactions in 2007, an increase of approximately 54%. Approximately 66% of the increase in transaction volumes was attributable to Authorize.Net. Global acquiring revenues represented approximately 34.3% of our revenues for the year ended December 31, 2008, as compared to 39.2% for the year ended December 31, 2007.

Cost of Revenues.    Cost of revenues consist primarily of costs incurred in the delivery of eCommerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues increased to $111.8 million or 48.8% of revenues in 2008 from $62.1 million or 53.1% of revenues in 2007. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services. These costs are variable and increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. In addition, cost of revenues in 2008 includes Authorize.Net cost of revenues for the entire year as well as approximately $5.8 million of intangible asset amortization expense related to existing technology and processor relationships resulting from our acquisition of Authorize.Net. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenues from operating Authorize.Net for the entire year and from other existing and new customers.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased to $22.9 million in 2008 from $13.4 million in 2007, an increase of 71.0%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $8.1 million. As a percentage of revenues, product development expenses decreased to 10.0% in 2008 as compared to 11.5% in 2007. The decrease is primarily due to the increase in revenues from operating Authorize.Net for the entire year as well as from other existing and new customers, offset to a certain extent by the increase in compensation expense due to the increase in headcount during 2008. We expect product development expenses will increase in absolute dollars during 2009 as we anticipate that we will increase headcount to support existing and additional development projects. As a percentage of revenues, we expect product development expenses in 2009 to be relatively consistent as compared to 2008 due primarily to expected revenue growth.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased to $68.4 million in 2008 from $25.7 million in 2007, an increase of 166.4%. The increase in absolute dollars is primarily due to an increase in commissions paid to outside sales agents of approximately $16.6 million, related to sales of our Authorize.Net services for the entire year and an increase in headcount and related compensation expense of approximately $4.5 million. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses in 2008 include an increase of approximately $19.9 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses increased to 29.9% in 2008 as compared to 22.0% in 2007. The increase is primarily due to the increase in commissions paid to outside sales agents, the increase in compensation expense due to the increase in headcount, and the increase in amortization expense, offset to a certain extent, by the increase in revenues resulting from operating Authorize.Net for the entire year and from other existing and new customers. We expect that sales and marketing expenses will increase in absolute dollars during 2009 due primarily to anticipated increased commissions paid to outside sales agents and increased headcount to support our expected revenue growth. As a percentage of revenues, we expect sales and marketing expenses in 2009 to moderately decrease as compared to 2008 due primarily to expected revenue growth.

General and Administrative.    General and administrative expenses consist primarily of compensation for executive and administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses increased to $25.1 million in 2008 from $16.7 million in 2007, an increase of 50.2%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $5.4 million in connection with our acquisition of Authorize.Net as well as increases of approximately $1.1 million, $0.7 million and $0.7 million in outside professional fees, bad debt expense and depreciation expense, respectively. In December of 2007, we recorded a restructuring charge of approximately $1.8 million in the fourth quarter of 2007 as a result of the closure of BidPay. This charge included $1.6 million for the write-off of intangible assets, net of deferred tax liabilities, $0.1 million of severance related to terminated employees and $0.1 million for the impairment of property and equipment. In 2008, we recorded restructuring charges of approximately $1.0 million as a result of consolidating certain office space in American Fork, Utah as well as updating our assumptions associated with the excess office space in Burlington, Massachusetts. As a percentage of revenues, general and administrative expenses, excluding restructuring charges, decreased to 10.6% in 2008 as compared to 12.7% in 2007. The percentage decrease is primarily due to the increase in revenues during 2008 from operating Authorize.Net for the entire year as well as from other existing and new customers, offset to a certain extent, by the increases in compensation expense and outside professional fees. We expect general and administrative expenses to be relatively consistent in absolute dollars in 2009. As a percentage of revenues, we expect general and administrative expenses in 2009 to moderately decrease as compared to 2008 due primarily to expected revenue growth.

Other Income, Net.    Other income, net for 2008 consists primarily of joint venture income from CyberSource K.K. of approximately $0.3 million and exchange rate gains of approximately $0.8 million. Other income, net for 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $0.2 million and exchange rate gains of approximately $0.1 million.

Interest Income.    Interest income which consists of interest earnings on cash and cash equivalents decreased to $1.4 million in 2008 from $2.7 million in 2007, a decrease of 47.0%. The decrease is primarily due to lower investment yields. We expect interest income to moderately increase in 2009 due to anticipated higher average cash and cash equivalents balances with a comparable investment yield.

Income Tax Benefit.    We recorded an income tax benefit of $7.4 million in 2008 as compared to $0.3 million in 2007. Included in the $7.4 million income tax benefit was a $10.3 million reversal of the remaining valuation allowance related to our deferred tax assets, which was recorded in the fourth quarter of 2008, offset by amounts accrued for our estimated 2008 federal, state and foreign income tax liabilities. Included in the $0.3 million income tax benefit recorded in 2007 was a $1.0 million reversal of the valuation allowance related to a portion of our deferred tax assets, which was recorded in the fourth quarter of 2007, offset by amounts accrued for our estimated 2007 federal, state and foreign income tax liabilities. Also in 2007, as a result of our acquisition of Authorize.Net, we recorded as an adjustment to goodwill a $34.5 million reduction in the valuation allowance related to a portion of our deferred tax assets. The reversals of the valuation allowance were based on our analysis of our deferred tax assets that we expect to realize on a more likely than not basis.

As of December 31, 2008, we had federal and state net operating loss carryforwards of approximately $183.9 million and $45.1 million, respectively. Of these amounts, $37.4 million and $15.6 million, respectively, represent tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2013 through 2024. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

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

Cost of Revenues.    Cost of revenues increased to $62.1 million or 53.1% of revenues in 2007 from $34.6 million or 49.3% of revenues in 2006. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services, which are variable costs that will increase in absolute dollars as the related revenues increase and will decrease as the related revenues decrease. In addition, cost of revenues in 2007 includes Authorize.Net cost of revenues for the period of November 1, 2007 to December 31, 2007. Also as a result of our acquisition of Authorize.Net, cost of revenues in 2007 includes approximately $1.1 million of intangible amortization expense related to existing technology and processor relationships.

Product Development.    Product development expenses increased to $13.4 million in 2007 from $9.3 million in 2006, an increase of 44.3%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $3.1 million, and an increase in expenses related to BidPay of approximately $0.4 million. As a percentage of revenues, product development expenses decreased to 11.5% in 2007 as compared to 13.2% in 2006. The decrease is primarily due to the increase in revenues from existing and new customers as well as from the Authorize.Net acquisition, offset to a certain extent by the increase in product development expenses during 2007.

Sales and Marketing.    Sales and marketing expenses increased to $25.7 million in 2007 from $14.4 million in 2006, an increase of 77.8%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $3.9 million and an increase in commissions paid to outside sales agents of approximately $3.1 million, related to sales of our Authorize.Net services. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses in 2007 include approximately $3.0 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses increased to 22.0% in 2007 as compared to 20.6% in 2006. The increase is primarily due to the increase in sales and marketing expenses during 2007, offset to a certain extent by the increase in revenues during 2007 from existing and new customers as well as from the Authorize.Net acquisition.

General and Administrative.    General and administrative expenses increased to $15.0 million in 2007 from $9.9 million in 2006, an increase of 51.9%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $2.5 million and, to a lesser extent, an increase in third party professional fees of approximately $1.6 million which includes integration fees related to the acquisition of Authorize.Net of approximately $0.9 million. In addition, as a result of BidPay closure, we recorded a restructuring charge of approximately $1.8 million in the fourth quarter of 2007. This charge included $1.6 million for the write-off of intangible assets, net of deferred tax liabilities, $0.1 million of severance related to terminated employees and $0.1 million for the impairment of property and equipment. As a percentage of revenues, general and administrative expenses, excluding restructuring charges, decreased to 12.7% in 2007 as compared to 14.0% in 2006. The decrease is primarily due to the increase in revenues during 2007 from existing and new customers as well as from the Authorize.Net acquisition, offset to a certain extent, by the increases in compensation expense and third party professional fees.

Other Income, Net.    Other income, net for 2007 consists primarily of joint venture income from CyberSource K.K. of approximately $0.2 million and exchange rate gains of approximately $0.1 million. Other income, net for 2006 consists primarily of settlement proceeds of $0.4 million we received for dismissing a lawsuit that we filed against CardSystems Solutions, Inc. in October 2005. Also included in other income, net for 2006 are exchange rate losses of approximately $0.1 million and joint venture income of approximately $41,000.

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

Related Party

For the years ended December 31, 2008, 2007 and 2006, legal fees of approximately $0.6 million, $1.2 million and $0.4 million were paid to Morrison & Foerster LLP, a law firm in which one of our directors was a partner. In addition, during the year ended December 31, 2008, legal fees of approximately $0.1 million were paid to Reed Smith, LLP, a law firm in which one of our directors is a partner. As of December 31, 2008 and 2007, we had immaterial amounts of accounts payable due to Reed Smith, LLP and Morrison & Foerster, LLP, respectively.

For the years ended December 31, 2008, 2007 and 2006, we paid fees of approximately $1.0 million, $0.6 million and $0.4 million, respectively, to CyberSource K.K. for services provided to certain customers. As of December 31, 2008 and 2007, we had immaterial amounts of accounts payable due to CyberSource K.K.

The terms of our contracts with the above related parties are consistent with our contracts with other independent parties.

Liquidity and Capital Resources

Our cash and cash equivalents were $73.3 million as of December 31, 2008 compared to $40.4 million as of December 31, 2007, an increase of $32.9 million. This increase is primarily due to the following (in thousands):

	Year Ended December 31,
	2008	2007
Cash provided by operating activities	$50,236	$13,528
Proceeds from issuance of common stock	7,161	6,928
Cash used in the acquisition of Authorize.Net	—	(25,734)
Purchases of equipment	(11,847)	(4,574)
Repurchases of common stock	(10,703)	(5,032)

We believe that our cash and cash equivalents balance as of December 31, 2008 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

At December 31, 2008, we had no indebtedness for borrowed money. At December 31, 2008, we had an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility we acquired through the acquisition of Authorize.Net.

The following is a table summarizing our significant contractual obligations as of December 31, 2008, consisting of future minimum lease payments under all non-cancelable and operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$17,357	$4,848	$12,186	$323

Total commitments	$17,357	$4,848	$12,186	$323

We have excluded tax contingencies totaling approximately $1.9 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Recent Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue.

ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, we are exposed to foreign currency risk. The majority of sales are currently made in U.S. dollars or pounds sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates. We also have non-functional currency cash balances that are exposed to foreign currency risk. For example, a hypothetical 20% adverse change in exchange rates at December 31, 2008 would result in an approximate $1.2 million decrease in our cash balances. Currently, we do not have any arrangements to hedge against the effects of currency fluctuations.

All of our cash equivalents are presented at fair value on our consolidated balance sheets. We generally invest our excess cash in money market funds. Due to the nature of our cash equivalents, which are money market funds, we have concluded that there is no material market risk exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the financial statements, CyberSource Corporation changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CyberSource Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 26, 2009

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$73,292	$40,393
Trade accounts receivable, net of allowances of $1,070 and $734 at December 31, 2008 and 2007	18,251	15,503
Prepaid expenses and other current assets	5,310	4,189
Deferred income taxes	2,635	3,596

Total current assets	99,488	63,681
Property and equipment, net	16,188	10,664
Intangible assets, net	129,643	158,316
Goodwill	289,278	291,456
Non-current deferred income taxes, net	20,512	9,773
Other non-current assets	2,539	2,341
Restricted cash	1,548	1,516

Total assets	$559,196	$537,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$588	$613
Funds due to merchants	12,162	11,399
Other accrued liabilities	18,272	14,297
Deferred revenue	4,519	3,772
Accrued restructuring	847	904

Total current liabilities	36,388	30,985
Deferred revenue, less current portion	996	493
Other non-current liabilities	1,099	—
Accrued restructuring, less current portion	832	860
Other non-current tax liabilities	1,928	2,195

Total liabilities	41,243	34,533

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—125,000,000
Issued and outstanding shares—68,935,857 in 2008 and 68,682,474 in 2007	69	69
Additional paid-in capital	796,912	790,682
Accumulated other comprehensive loss	(2,225)	(5)
Accumulated deficit	(276,803)	(287,532)

Total stockholders’ equity	517,953	503,214

Total liabilities and stockholders’ equity	$559,196	$537,747

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues	$229,026	$116,999	$70,250

Cost of revenues	111,768	62,113	34,627

Gross profit	117,258	54,886	35,623
Operating expenses:
Product development	22,903	13,397	9,283
Sales and marketing	68,424	25,685	14,443
General and administrative	25,133	16,734	9,861

Total operating expenses	116,460	55,816	33,587

Income (loss) from operations	798	(930)	2,036
Other income, net	1,134	314	341
Interest income	1,444	2,726	2,344

Income before taxes	3,376	2,110	4,721
Income tax benefit	(7,353)	(319)	(9,690)

Net income	$10,729	$2,429	$14,411

Basic net income per share	$0.16	$0.06	$0.42

Diluted net income per share	$0.15	$0.06	$0.39

Weighted average number of shares used in computing basic net income per share	69,132	40,736	34,623

Weighted average number of shares used in computing diluted net income per share	71,789	43,225	36,593

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Common Stock
	Shares	Amount
Balance at December 31, 2005	33,940,021	$34	$361,710	$(439)	$(304,372)	$56,933
Issuance of common stock under stock option plans	1,221,765	1	4,539	—	—	4,540
Issuance of common stock under employee stock purchase plan	15,113	—	132	—	—	132
Repurchase of common stock, net	(268,005)	—	(2,461)	—	—	(2,461)
Stock-based compensation	—	—	4,686	—	—	4,686
Unrealized gain on short-term investments	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	366	—	366
Net income	—	—	—	—	14,411	14,411

Comprehensive income	—	—	—	—	—	14,798

Balance at December 31, 2006	34,908,894	35	368,606	(52)	(289,961)	78,628
Issuance of common stock under stock option plans	1,330,898	1	6,843	—	—	6,844
Issuance of common stock under employee stock purchase plan	7,345	—	84	—	—	84
Repurchase of common stock, net	(420,800)	—	(5,032)	—	—	(5,032)
Issuance of common stock in the acquisition of Authorize.Net	32,856,137	33	412,933	—	—	412,966
Tax benefit from employee stock options	—	—	287	—	—	287
Stock-based compensation	—	—	6,961	—	—	6,961
Unrealized gain on short-term investments	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	20	—	20
Net income	—	—	—	—	2,429	2,429

Comprehensive income	—	—	—	—	—	2,476

Balance at December 31, 2007	68,682,474	69	790,682	(5)	(287,532)	503,214
Issuance of common stock under stock option plans	1,040,278	1	7,049	—	—	7,050
Issuance of common stock under employee stock purchase plan	6,811	—	111	—	—	111
Repurchase of common stock, net	(793,706)	(1)	(10,702)	—	—	(10,703)
Tax benefit from employee stock options	—	—	272	—	—	272
Stock-based compensation	—	—	9,500	—	—	9,500
Foreign currency translation adjustment	—	—	—	(2,220)	—	(2,220)
Net income	—	—	—	—	10,729	10,729

Comprehensive income	—	—	—	—	—	8,509

Balance at December 31, 2008	68,935,857	$69	$796,912	$(2,225)	$(276,803)	$517,953

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net income	$10,729	$2,429	$14,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,305	2,360	1,430
Amortization expense	28,673	4,218	112
Stock-based compensation	9,500	6,961	4,686
Income on investment in joint venture	(263)	(180)	(41)
Deferred income taxes	(9,778)	(1,889)	(9,724)
Write-off of intangible assets	—	2,710	—
Restructuring related charges	960	191	—
Loss on disposal of property and equipment	18	8	—
Changes in assets and liabilities:
Increase in accounts receivable	(2,748)	(1,747)	(1,022)
(Increase) decrease in prepaid expenses and other current assets	(1,121)	(5,411)	1,020
(Increase) decrease in other non-current assets	2,211	(1,336)	(1,052)
Decrease in accounts payable	(25)	(411)	(110)
Increase in other accrued liabilities	4,029	4,247	112
Increase in funds due to merchants	763	393	—
Increase (decrease) in non-current tax liabilities	(267)	23	—
Increase in deferred revenue	1,250	962	19

Net cash provided by operating activities	50,236	13,528	9,841

Investing activities:
Purchases of property and equipment	(11,847)	(4,574)	(2,506)
Acquisition of BidPay.com	—	—	(1,990)
Cash used in the acquisition of Authorize.Net	—	(25,734)	—
Purchases of short-term investments	—	(61,964)	(58,842)
Maturities of short-term investments	—	95,233	58,238

Net cash provided by (used in) investing activities	(11,847)	2,961	(5,100)

Financing activities:
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	7,161	6,928	4,672
Repurchase of common stock, net	(10,703)	(5,032)	(2,461)
Tax benefit from employee stock options	272	287	—

Net cash provided (used in) by financing activities	(3,270)	2,183	2,211

Effect of foreign exchange rate changes on cash	(2,220)	20	366

Net increase in cash and cash equivalents	32,899	18,692	7,318
Cash and cash equivalents at beginning of period	40,393	21,701	14,383

Cash and cash equivalents at end of period	$73,292	$40,393	$21,701

Supplemental disclosure of noncash investing activity:
Common stock issued in the acquisition of Authorize.Net	$—	$412,966	$—
Supplemental disclosure of cash flow information:
Taxes paid	$768	$17	$80

See accompanying notes.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The Company

CyberSource Corporation (“CyberSource” or the “Company”) provides electronic payment and risk management solutions. CyberSource solutions enable electronic payment processing for Web, call center, and point-of-sale environments. The Company partners with and connects to a large network of payment processors and other payment service providers to offer merchants a single source solution that simplifies electronic payment management. CyberSource’s payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. The Company also offers industry leading risk management solutions to help online merchants address complexities such as credit card fraud, online tax requirements, and export controls. The Company’s professional services help to design, integrate, and optimize commerce transaction processing systems for merchants.

Basis of Presentation

The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

On November 1, 2007, the Company acquired Authorize.Net Holdings, Inc. (“Authorize.Net”). The transaction has been accounted for using the purchase method of accounting. The balance sheet as of December 31, 2007 includes the net assets of Authorize.Net and the statement of income for the year ended December 31, 2007 includes the results of operations of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007.

In order to conform to the current period presentation, certain reclassifications have been made to prior year balances. Such reclassifications do not have a material impact on the Company’s consolidated balance sheets, statements of income, or statements of cash flows.

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. Dollars in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Assets and liabilities of the Company’s subsidiaries are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were approximately $0.8 million and $0.1 million in gains for the years ended December 31, 2008 and 2007, respectively, and approximately $0.1 million in losses for the year ended December 31, 2006.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Provisions are provided for sales returns and are based on historical experience and other known factors. For the years ended December 31, 2008, 2007 and 2006, no customer accounted for more than 10% of total revenues.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). As of December 31, 2008, the Company views its operations as one segment, commerce transaction services, and support and manages the business based on the revenues of this segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2008 and 2007, cash equivalents consist of investments in money market funds.

Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. All of the Company’s cash and cash equivalents were Level 1 financial assets measured at fair value on a recurring basis as of December 31, 2008. The Company had no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of December 31, 2008.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

Cash and cash equivalents are invested in major financial institutions in the United States. Such deposits may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, relatively minimal credit risk exists with respect to these investments.

The accounts receivable of the Company and its subsidiaries are derived from sales to customers located primarily in the United States and Europe. The Company performs ongoing credit evaluations of its customers. The Company generally does not require collateral.

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2008 and 2007, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2008 and 2007, the percentage of accounts receivable due from foreign customers was 17% and 14%, respectively.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other hedging arrangements.

The credit card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if the Company was financially unable to assume such losses. The Company currently has an agreement with a bank sponsor that renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. As of the date of this report, the Company has not received any notice of non-renewal from its bank sponsor.

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives. Depreciation expense was $6.3 million, $2.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Internal Use Software

The company follows the guidance set forth in Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), in accounting for the development of its on demand use systems. SOP 98-1 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life. The Company amortizes such costs when the systems become operational. In 2007, as a result of the acquisition of Authorize.Net, the Company acquired approximately $0.8 million of internal use software, of which approximately $0.1 million of this software was operational prior to the acquisition and approximately $0.7 million of this software was placed in service in 2008. In 2008, the Company added $3.4 million of internal use software, of which approximately $0.2 million was placed in service in 2008.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $73,000, $31,000 and $54,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 was $9.5 million, $7.0 million and $4.7 million, respectively, before income taxes. They were included in the consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cost of revenues	$1,562	$872	$596
Product development	2,087	1,373	848
Sales and marketing	1,819	1,380	1,011
General and administrative	4,032	3,336	2,231

	$9,500	$6,961	$4,686

Long-Lived Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of December 31, 2008, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007, with a carrying value of approximately $289.3 million. Significant judgments are required to evaluate goodwill for impairment including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company evaluates the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31. The Company did not record any goodwill or intangible asset impairment charges during 2008.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. The Company evaluates the intangible assets related to the Authorize.Net acquisition on an annual basis as of July 31. As of December 31, 2008, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $129.6 million.

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

Net Income Per Share

In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, restricted shares and unvested common shares subject to repurchase or cancellation.

Income Taxes

Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the liability method is used in accounting for income taxes, which includes the

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to more likely than not be realized.

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made.

Accumulated Other Comprehensive Loss

The Company’s comprehensive income consists of its net income and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and foreign currency translation gains or losses. At December 31, 2008 and 2007, accumulated other comprehensive loss consisted only of foreign currency translation adjustments.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that the Company may pursue.

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

Other tangible assets consist primarily of property and equipment, trade accounts receivable and prepaid assets. Other liabilities assumed consist primarily of non-current tax liabilities, deferred revenue and accrued liabilities. The amount of goodwill that was expected to be tax deductible was approximately $46.3 million.

During 2008 the carrying amount of goodwill was adjusted by approximately $0.1 million to reflect the reversal of certain liabilities accrued prior to the close of the Authorize.Net acquisition and by approximately $2.1 million to release certain tax accruals related to Authorize.Net which were assumed as part of the acquisition. As of December 31, 2008, the carrying amount of goodwill was $289.3 million.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets are being amortized over their respective estimated useful lives and have a total weighted average amortization period of approximately 8 years.

The components of acquired intangible assets as of December 31, 2008 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$2,678	$83,422
Merchant contracts and related relationships	49,300	20,968	28,332
Existing technology	21,900	6,586	15,314
Trade name	3,900	2,245	1,655
Processor relationships	1,200	280	920

Total	$162,400	$32,757	$129,643

The components of acquired intangible assets as of December 31, 2007 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$18	$86,082
Merchant contracts and related relationships	49,300	2,678	46,622
Existing technology	21,900	1,027	20,873
Trade name	3,900	321	3,579
Processor relationships	1,200	40	1,160

Total	$162,400	$4,084	$158,316

The amortization expense related to the Authorize.Net intangible assets for the period from November 1, 2007, the date of acquisition, to December 31, 2007 and for the year ended December 31, 2008 was approximately $4.1 million and $28.7 million, respectively.

Estimated future amortization expense for the intangible assets recorded on the Company’s December 31, 2008 balance sheet is as follows (in thousands):

Amount
2009	$26,230
2010	21,777
2011	18,743
2012	12,903
2013	10,038
Thereafter	39,952

Total	$129,643

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December of 2007, the Company announced the closure of BidPay. As a result, the Company recorded a restructuring charge of approximately $1.8 million in the fourth quarter of 2007. This charge was reported in general and administrative expenses and included $1.6 million for the write-off of the remaining intangible assets related to BidPay, net of deferred tax liabilities, and $0.1 million for the write-off of property and equipment.

4.	Restructuring Charges

As a result of the Company’s acquisition of Authorize.Net, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. In December 2007, the Company also exited certain redundant office space in Marlborough, Massachusetts and recorded a restructuring charge of approximately $0.1 million. This amount represents future lease obligations, net of projected sublease rental income. The Company also recorded approximately $0.1 million of severance related to terminated employees. During 2008, the Company consolidated certain office space in American Fork, Utah and updated its assumptions associated with its excess office space in Burlington, Massachusetts. As a result, the Company recorded restructuring charges totaling approximately $1.0 million. The expense was included in general and administrative expenses during the years ended December 31, 2008 and 2007. In addition, in conjunction with the closure of BidPay in 2007, the Company recorded $0.1 million of severance related to terminated employees.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the restructuring accrual during 2008 (in thousands):

	Balance at December 31, 2007	Adjustment to Restructuring Charge	Cash Payments	Balance at December 31, 2008
Severance and benefits	$189	$—	$(189)	$—
Facilities related charges	1,575	960	(856)	1,679

	$1,764	$960	$(1,045)	$1,679

The Company has lease obligations related to its exited facilities which extend through the year 2012.

5.	Balance Sheet Detail

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Computer equipment and software	$42,721	$32,894
Furniture and fixtures	3,245	2,240
Office equipment	1,124	1,041
Leasehold improvements	3,821	3,041
Internally developed software	977	861

	51,888	40,077
Less accumulated depreciation and amortization	35,700	29,413

	$16,188	$10,664

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2008	2007
Prepaid expenses	$2,970	$2,649
Other current assets	2,340	1,540

Total prepaid expenses and other current assets	$5,310	$4,189

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Employee benefits and related expenses	$7,937	$5,269
Accrued cost of revenues	2,753	2,594
Accrued reseller residual payments	2,978	2,711
Other liabilities	4,604	3,723

Total other accrued liabilities	$18,272	$14,297

Accrued reseller residual payments represent commissions due to third party sales agents that have sold the Company’s transaction services.

6.	Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners, which will expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. In 2008, 2007 and 2006, the Company recognized joint venture income of approximately $0.3 million, $0.2 million and $41,000, respectively.

7.	Funds Due to Merchants

At December 31, 2008, the Company was holding funds in the amount of $12.2 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days.

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

The Company leases its primary facility and certain equipment under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2011. Rental expense was approximately $3.1 million, $2.2 million and $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2008 are as follows (in thousands):

Year ending December 31,	Operating Leases
2009	$4,848
2010	5,192
2011	4,878
2012	2,116
2013	323

Total minimum payments	$17,357

The total of minimum rentals to be received in the future under noncancelable subleases is approximately $3.5 million.

9.	Letter of Credit

At December 31, 2008, the Company had an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

10.	Stockholders’ Equity

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

In October 1999, the Company adopted the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”). The Company has reserved a total of 2,487,500 shares of common stock for issuance under the 1999 Nonqualified Option Plan. The 1999 Nonqualified Option Plan provides for the granting of non-qualified stock options to employees, consultants and directors. The other provisions of the 1999 Nonqualified Option Plan are similar to those of the 1999 and 1998 Stock Option Plans.

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

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the date of grant. Options generally vest monthly over a four year period beginning from the date of grant and generally expire six to ten years from the date of grant. Options granted to non-employee directors generally become vested nine months from the date of grant. Nearly all outstanding stock options are non-qualified stock options. As of December 31, 2008, 21.1 million shares are authorized for issuance under the Company’s stock option plans.

A summary of the Company’s stock option activity is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2007	8,488,620	8.95
Granted	2,009,950	13.41
Exercised	(1,040,278)	6.78
Forfeited	(632,796)	14.47

Outstanding as of December 31, 2008	8,825,496	$9.82	4.41	$28,332,692

Vested and expected to vest as of December 31, 2008	8,475,012	$9.72	4.40	$28,084,102
Exercisable as of December 31, 2008	5,222,322	$8.37	4.21	$25,017,346
Exercisable as of December 31, 2007	4,703,979	$7.42
Exercisable as of December 31, 2006	4,079,790	$6.59

The following table summarizes information about options outstanding at December 31, 2008:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.83–$ 5.43	2,030,161	$3.83	4.77	1,974,573	$3.79
$ 5.46–$ 8.36	1,828,780	$7.27	3.78	1,516,695	$7.09
$ 8.53–$12.23	2,549,113	$10.83	4.15	1,012,113	$10.69
$12.26–$15.60	1,825,692	$13.05	5.14	421,213	$13.24
$15.63–$64.63	591,750	$23.99	4.02	297,728	$30.59

	8,825,496	$9.82		5,222,322	$8.37

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For stock options granted, the Company determined the fair value at the date of grant or purchase using the Black-Scholes option valuation model and the following weighted average assumptions:

	Year Ended December 31,
	2008	2007	2006
Risk-free interest rate	1.86% - 3.18%	4.34% - 4.74%	4.64% - 4.75%
Dividend yield	—	—	—
Volatility	49% - 56%	51% - 58%	58% - 64%
Expected life (years)	3.54	3.46	2.96

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock over the expected life of the options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected life. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The weighted average fair value of options granted was $5.12, $5.81 and $4.80 per share for options granted during 2008, 2007 and 2006, respectively.

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

As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $17.6 million, which is expected to be recognized over a weighted average period of approximately 2.56 years. During 2008, 2007 and 2006, the total intrinsic value of stock options exercised was approximately $11.2 million, $11.8 million and $6.9 million, respectively. During 2008, the total cash received from the exercise of stock options was approximately $7.2 million.

During 2006, the Company granted 100,000 restricted shares at a weighted average grant date fair value of $10.46. No shares have vested as of December 31, 2008.

Employee Stock Purchase Plan

In June 1999, the Company’s Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”). The Company has reserved a total of 700,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permitted eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. As a result of this amendment and the provisions of SFAS 123R, shares granted under the ESPP are non-compensatory. During the year ended December 31, 2008, the Company issued 6,811 shares of common stock to employees under the terms of the plan. As of December 31, 2008, 132,260 shares remain available for purchase under the plan.

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors has the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2008, there are no shares of preferred stock outstanding.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has reserved shares of common stock for future issuance at December 31, 2008 as follows:

Options outstanding	8,825,496
Options available for future grants	2,800,623
1999 Employee Stock Purchase Plan—shares available for future purchase	132,260

11,758,379

11.   Common Stock Repurchase Program

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

On April 22, 2008, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase shares of the Company’s common stock. During the period beginning May 5, 2008 and ending November 20, 2008, the Company repurchased 704,925 shares at an average price of $14.18 per share, including repurchase costs.

On November 21, 2008, the Board of Directors authorized management to use up to $15.0 million to repurchase shares of the Company’s common stock through March 31, 2009. During the period beginning November 21, 2008 and ending December 31, 2008, the Company repurchased 88,781 shares at an average price of $7.95 per share, including repurchase costs.

All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

12.   Related Party Transactions

During the period the years ended December 31, 2008, 2007 and 2006, legal fees of approximately $0.6 million, $1.2 million and $0.4 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company was a partner. In addition, during the year ended December 31, 2008, legal fees of approximately $0.1 million were paid to Reed Smith, LLP, a law firm in which a director of the Company is a partner. As of December 31, 2008 and 2007, the Company had immaterial amounts of accounts payable due to Reed Smith, LLP and Morrison & Foerster, LLP, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Company paid fees of approximately $1.0 million, $0.6 million and $0.4 million, respectively, to CyberSource K.K. for services provided to certain customers. As of December 31, 2008 and 2007, the Company had immaterial amounts of accounts payable due to CyberSource K.K.

The terms of the Company’s contracts with the above-related parties are consistent with its contracts with other independent parties.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “‘154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ‘154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ‘154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ‘154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ‘154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ‘154 Patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. On December 22, 2006, the Company filed the appeal brief. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. On August 5, 2008, the PTO issued the Ex Parte Reexamination Certificate. Accordingly, the patent has been re-validated. On April 25, 2008, litigation proceedings in the case were reinstated. Several motions have been filed by ReD and the Company since April 25, 2008, which are still pending before the Court. On July 14, 2008, a case management conference was held, at which time the parties agreed to participate in a settlement conference. The settlement conference was held on August 15, 2008, but no agreement was reached. In October 2008, ReD filed two motions for summary judgment. On November 24, 2008, the Court denied one of the motions and ruled that the other motion was premature. On January 26, 2009, ReD filed three additional motions for summary judgment. On February 24, 2009, we filed responses to two out of the three motions for summary judgment. No hearing date has yet been set on the summary judgment motions. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.   Income Taxes

The components of income before income taxes are as follows (in thousands):

	December 31,
	2008	2007	2006
Domestic	$1,053	$(1)	$3,421
Foreign	2,323	2,111	1,300

Income before taxes	$3,376	$2,110	$4,721

The Company’s (benefit) for income taxes consists of the following (in thousands):

	December 31,
	2008	2007	2006
Current income taxes:
Federal	$299	$319	$22
State	934	99	12
Foreign	1,625	—	—

Total current income tax expense	2,858	418	34

Deferred income taxes:
Federal	(8,480)	(1,101)	(7,458)
State	(1,687)	(301)	(1,770)
Foreign	(44)	665	(496)

Total deferred income tax benefit	(10,211)	(737)	(9,724)

Total benefit for income taxes	$(7,353)	$(319)	$(9,690)

A reconciliation between the tax provision computed at the statutory income tax rate and the Company’s actual effective income tax provision is as follows (in thousands):

	December 31,
	2008	2007	2006
Provision at statutory rate	$1,182	$738	$1,605
State income taxes	163	113	(1,160)
Other	209	(17)	52
Foreign tax impact	655	(218)	(886)
Stock-based compensation	185	33	35
Decrease in valuation allowance	(9,747)	(968)	(9,336)

Provision for income taxes	$(7,353)	$(319)	$(9,690)

During 2008, the Company recorded an income tax benefit of approximately $7.4 million. This benefit included a $10.3 million reduction in the Company’s remaining valuation allowance related to its deferred tax assets that will more likely than not be realized. During 2007, the Company recorded an income tax benefit of approximately $0.3 million. This benefit included a $1.0 million reduction in the Company’s valuation allowance related to a portion of its deferred tax assets that will more likely than not be realized. In addition, as a result of the acquisition of Authorize.Net, the Company recorded as an adjustment to goodwill a $34.5 million reduction in the valuation allowance related to deferred tax assets established in purchase accounting. During 2006, the Company recorded an income tax benefit of approximately $9.7 million. This benefit included a $9.9 million reduction in the Company’s valuation allowance against its deferred tax assets, all of which was recorded as a benefit to the income tax provision.

In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2008, the Company had $183.9 million federal and $45.1 million state net operating loss carryforwards available to reduce future taxable income. Of these amounts, $37.4 million and $15.6 million, respectively, represent tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If the Company is not able to use them, the federal and state net operating loss carryforwards will expire in 2013 through 2024. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. The Company’s ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

As of December 31, 2008, the Company also has research and development tax credit carryforwards of approximately $3.4 million and $0.6 million for federal and state income tax purposes, respectively. The federal carryforward will expire at various dates beginning in 2018 through 2028. The state carryforward can be carried forward indefinitely.

The Company has not provided for U.S. federal income and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2008, because such earnings are intended to be reinvested in the operations and potential acquisitions of its international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$52,959	$62,606
Tax credit carryforwards	4,857	6,011
Depreciation differences	7,946	10,321
Non-deductible stock compensation charges	6,393	4,397
Other, net	2,635	4,192

Deferred tax assets	74,790	87,527

Deferred tax liabilities:
Acquired intangibles	(51,643)	(63,870)

Net deferred tax assets	23,147	23,657
Valuation allowance	—	(10,288)

Net deferred tax assets	$23,147	$13,369

Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of adopting SFAS No. 123R, the deferred tax asset balances at December 31, 2008 and 2007 did not include excess tax benefits from stock option exercises. The valuation allowance decreased approximately $10.3 million from December 31, 2007 to December 31, 2008.

Effective January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. Upon adoption of FIN 48 on January 1, 2007, the Company did not recognize any unrecognized tax benefits or adjustments to the opening balance in retained earnings.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, the Company has provided a $1.9 million liability representing unrecognized tax benefits relating to various federal, state, and foreign income tax matters which is classified as other non-current tax liabilities in the Company’s balance sheet. Of this amount, the amount that would impact the Company’s effective tax rate, if recognized, is $1.9 million. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

As of December 31, 2008, the Company has accrued $0.5 million of interest related to uncertain tax positions. The Company accounts for interest related to uncertain tax positions as part of its provision for federal and state income taxes.

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1,	$1,787	$—
Additions for tax positions of prior years	3,799	1,787
Additions for tax positions related to the current year	795	—
Reductions for tax positions of prior years	(1,709)	—

Balance at December 31,	$4,672	$1,787

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. Tax years from 2001 through 2008 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions.

15.   Employee Savings and Retirement Plan

The Company maintains a defined contribution plan under Internal Revenue Service Code 401(k) (the “401(k) Plan”). The 401(k) Plan provides for tax deferred salary deductions. Employees can elect to contribute to the 401(k) Plan up to 20% of their salary, subject to current statutory limits. The Company began to contribute to the 401(k) Plan in 2008 and made contributions of approximately $0.9 million for the year ended December 31, 2008.

16.   Net Income Per Share

The following table reconciles the numerators and denominators of the net income per share calculation for the years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data):

	December 31,
	2008	2007	2006
Basic net income per share computation:
Net income	$10,729	$2,429	$14,411

Weighted-average common shares outstanding	69,132	40,736	34,623

Basic net income per share attributable to common stockholders	$0.16	$0.06	$0.42

Diluted net income per share computation:
Net income	$10,729	$2,429	$14,411

Weighted-average common shares outstanding	69,132	40,736	34,623
Incremental shares attributable to the assumed exercise of outstanding options	2,657	2,489	1,970

Total diluted weighted average common shares	71,789	43,225	36,593

Diluted net income per share attributable to common stockholders	$0.15	$0.06	$0.39

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income per share excluded approximately 737,000, 1,039,000, and 361,000 options to purchase shares of common stock for the year ended December 31, 2008, 2007 and 2006, respectively, because the effect would have been antidilutive.

17.   Guarantees

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2008 or 2007.

18.   Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2008 and 2007 is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2008
Revenues	$53,420	$55,659	$57,693	$62,254	$229,026
Gross profit	27,592	28,101	29,574	31,991	117,258
Net income (loss)	533	(45)	207	10,034	10,729
Basic net income per share	$0.01	$—	$—	$0.15	$0.16
Diluted net income per share	$0.01	$—	$—	$0.14	$0.15

Fiscal 2007
Revenues	$22,125	$22,893	$26,546	$45,435	$116,999
Gross profit	10,209	10,476	11,489	22,712	54,886
Net income	736	160	347	1,186	2,429
Basic net income per share	$0.02	$—	$0.01	$0.02	$0.06
Diluted net income per share	$0.02	$—	$0.01	$0.02	$0.06

The fourth quarter fiscal 2008 and 2007 net income includes a reduction in the Company’s deferred tax asset valuation allowance of $10.3 million and $1.0 million, respectively. The fourth quarter fiscal 2008 and 2007 net income includes restructuring and other non-recurring charges of approximately $0.5 million and $1.8 million, respectively. The first and third quarter fiscal 2008 net income includes restructuring and other non-recurring charges of approximately $0.1 and $0.3 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of CyberSource’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of CyberSource’s internal control over financial reporting. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective.

It should be noted that internal control over financial reporting can provide only reasonable, not absolute, assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited CyberSource Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CyberSource Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CyberSource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of CyberSource Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of CyberSource Corporation and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 26, 2009

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the headings “Election of Directors,” “Board and Corporate Governance Matters,” “Management,” and “Other Matters.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the headings “Board and Corporate Governance Matters,” “Executive Officer and Director Compensation,” and “Compensation Committee Report on Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the headings “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the headings “Board and Corporate Governance Matters” and “Certain Related Transactions.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2009 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2008 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K and set forth on the page indicated:

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is set forth on page 60 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth on the exhibit index that follows the signature page to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 27th day of February, 2009.

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

	Signature	Title	Date

/S/	WILLIAM S. MCKIERNAN	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2009
William S. McKiernan

/S/	STEVEN D. PELLIZZER	Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	February 27, 2009
Steven D. Pellizzer

/S/	ROBERT E. DONAHUE	Director	February 27, 2009
Robert E. Donahue

/S/	JOHN J. MCDONNELL, JR.	Director	February 27, 2009
John J. McDonnell, Jr.

/S/	STEVEN P. NOVAK	Director	February 27, 2009
Steven P. Novak

/S/	RICHARD SCUDELLARI	Director	February 27, 2009
Richard Scudellari

/S/	KENNETH R. THORNTON	Director	February 27, 2009
Kenneth R. Thornton

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2006, 2007 and 2008

(In thousands)

	Balance at Beginning of Year	Amounts Acquired or Charged to Revenue, Costs, or Expenses	Write- offs and Recoveries	Balance at End of Year
2006
Allowance for Doubtful Accounts	$650	$793	$950	$493
2007
Allowance for Doubtful Accounts	$493	$1,209	$968	$734
2008
Allowance for Doubtful Accounts	$734	$2,270	$1,934	$1,070

EXHIBIT INDEX

Exhibit Number	Document
2.1	Agreement and Plan of Reorganization dated June 17, 2007, by and between CyberSource Corporation, Congress Acquisition-Sub, Inc., Congress Acquisition Sub 1 LLC, and Authorize. Net Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 19, 2007)

3.1	Certificate of Incorporation of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed March 11, 2008)

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2008 filed November 10, 2008)

10.1	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed March 30, 2000)

10.2	Second Amendment, dated December 30, 2004, to Lease, dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed March 10, 2005)

10.3	Lease dated December 14, 2007, by and between CyberSource Corporation and Pracvest, LC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 26, 2007)

10.4+	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-77545) filed April 30, 1999)

10.5+	1998 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed May 12, 2003)

10.6+	1999 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed May 6, 2008)

10.7+	1999 Nonqualified Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the period ended March 31, 2003 filed May 12, 2003)

10.8+	1999 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 9, 2006)

10.9+	Executive Employment Agreement dated March 31, 2006, by and between CyberSource Corporation and Scott Cruickshank (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed May 9, 2006)

10.10+	Executive Employment Agreement dated June 17, 2007, by and between CyberSource Corporation and Roy Banks (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed June 22, 2007)

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page of this Annual Repot on Form 10-K)

31.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of William S. McKiernan, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensation plan, contract or arrangement.