Form 10-Q
period 2009-03-31
CYBERSOURCE CORP
filed 2009-05-08
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” or “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2009, there were 69,086,027 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,188	$73,292
Accounts receivable, net	18,458	18,251
Prepaid expenses and other current assets	6,486	5,310
Deferred income taxes	2,635	2,635

Total current assets	106,767	99,488

Property and equipment, net	16,939	16,188
Intangible assets, net	123,003	129,643
Goodwill	289,278	289,278
Non-current deferred income taxes, net	20,549	20,512
Other non-current assets	2,733	2,539
Restricted cash	1,516	1,548

Total assets	$560,785	$559,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$872	$588
Funds due to merchants	12,029	12,162
Other accrued liabilities	14,534	18,272
Deferred revenue	5,045	4,519
Accrued restructuring	1,178	847

Total current liabilities	33,658	36,388

Deferred revenue, less current portion	998	996
Accrued restructuring, less current portion	1,184	832
Other non-current liabilities	1,099	1,099
Other non-current tax liabilities	1,957	1,928

Total liabilities	38,896	41,243

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	800,086	796,912
Accumulated other comprehensive loss	(2,473)	(2,225)
Accumulated deficit	(275,793)	(276,803)

Total stockholders’ equity	521,889	517,953

Total liabilities and stockholders’ equity	$560,785	$559,196

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues	$60,491	$53,420
Cost of revenues	27,981	25,828

Gross profit	32,510	27,592

Operating expenses:
Product development	6,454	5,247
Sales and marketing	17,554	16,630
General and administrative	6,980	5,502

Total operating expenses	30,988	27,379

Income from operations	1,522	213

Other income (loss), net	(18)	147
Interest income	133	394

Income before income taxes	1,637	754
Income tax provision	627	221

Net income	$1,010	$533

Basic net income per share	$0.01	$0.01

Diluted net income per share	$0.01	$0.01

Weighted average number of shares used in computing basic net income per share	68,983	68,789

Weighted average number of shares used in computing diluted net income per share	70,905	71,336

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,010	$533
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	6,640	7,168
Depreciation expense	1,700	1,361
Income from investment in joint venture	(110)	(50)
Stock-based compensation	2,260	2,192
Changes in operating assets and liabilities:
Accounts receivable	(207)	685
Prepaid expenses and other current assets	(1,176)	46
Deferred income taxes	(37)	227
Other non-current assets	(52)	26
Accounts payable	284	592
Accrued liabilities	(3,055)	(2,566)
Funds due to merchants	(133)	847
Deferred revenue	528	569
Other non-current tax liabilities	29	42

Net cash provided by operating activities	7,681	11,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,451)	(3,101)

Net cash used in investing activities	(2,451)	(3,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	867	1,701
Tax benefit from employee stock options	47	—

Net cash provided by financing activities	914	1,701
Effect of exchange rate changes on cash	(248)	20

Increase in cash and cash equivalents	5,896	10,292
Cash and cash equivalents at beginning of period	73,292	40,393

Cash and cash equivalents at end of period	$79,188	$50,685

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission (“SEC”) on February 27, 2009, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recognized stock-based compensation expenses before income taxes in the consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of revenues	$401	$340
Product development	508	474
Sales and marketing	473	420
General and administrative	878	958

	$2,260	$2,192

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

Long-Lived Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of March 31, 2009, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007, with a carrying value of approximately $289.3 million. The Company evaluates the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of March 31, 2009, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $123.0 million. The Company evaluates the intangible assets on an annual basis as of July 31 or when indicators of impairment may exist.

To evaluate potential impairment, SFAS 142 and SFAS 144 require the Company to assess whether the estimated fair value of its goodwill and intangible assets are greater than their respective carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company did not recognize any goodwill or intangible asset impairment charges during the three months ended March 31, 2009.

Income Taxes

Income taxes are calculated under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”) and Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Under SFAS 109, the

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established and adjusted when necessary to reduce deferred tax assets to the amounts expected to be realized on a more likely than not basis. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.

Recent Pronouncements

None

2. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$1,010	$533
Change in cumulative translation adjustment	(248)	20

Comprehensive income	$762	$553

3. FUNDS DUE TO MERCHANTS

As of March 31, 2009, the Company was holding funds in the amount of approximately $12.0 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days.

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

4. INTANGIBLE ASSETS, NET

The components of intangible assets, net as of March 31, 2009 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$4,186	$81,914
Merchant contracts and related relationships	49,300	24,246	25,054
Existing technology	21,900	7,883	14,017
Trade name	3,900	2,742	1,158
Processor relationships	1,200	340	860

Total	$162,400	$39,397	$123,003

The amortization expense for the three months ended March 31, 2009 and 2008 was approximately $6.6 million and $7.2 million, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Estimated future amortization expense for the intangible assets recorded on the Company’s March 31, 2009 balance sheet is as follows (in thousands):

Amount
Remainder of 2009	$19,590
2010	21,777
2011	18,743
2012	12,903
2013	10,038
Thereafter	39,952

Total	$123,003

5. RESTRUCTURING CHARGES

As a result of the Company’s acquisition of Authorize.Net in November 2007, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. In March 2009, the Company recorded a restructuring charge of approximately $0.9 million as a result of updating the assumptions associated with the Company’s excess office space in Burlington, Massachusetts and American Fork, Utah. The expense was included in general and administrative expenses during the three months ended March 31, 2009.

The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2009 (in thousands):

	Balance at December 31, 2008	Adjustment to Restructuring Charge	Cash Payments	Balance at March 31, 2009
Facilities related charges	$1,679	932	(249)	$2,362

The Company has lease obligations related to its exited facilities which extend through the year 2012.

6. LETTER OF CREDIT

As of March 31, 2009, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has approximately $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

7. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the district court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Company regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008, and briefing on these motions was completed in May 2008. On April 2, 2009, the parties to the litigation filed with the court a motion for preliminary approval of a settlement agreement entered into by the plaintiffs, issuers, individual defendants, insurers, and underwriters. Under the terms of the settlement agreement, plaintiffs will be paid approximately $600 million, in return for which all of the defendants will be released from any claims related to the subject matter of the litigation. With respect to the Company, any amounts payable to plaintiffs will be paid by the Company’s then applicable insurer. The court has not yet ruled on the motion. While the Company is not aware of any factors why the court would not grant preliminary approval, the Company cannot predict how the court will decide the matter. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “’154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ’154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ’154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ’154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ’154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ’154 Patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. On December 22, 2006, the Company filed the appeal brief. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. On August 5, 2008, the PTO issued the Ex Parte Reexamination Certificate. Accordingly, the patent has been re-validated. On April 25, 2008, litigation proceedings in the case were reinstated. On July 14, 2008, a case management conference was held, at which time the parties agreed to participate in a settlement conference. The settlement conference was held on August 15, 2008, but no agreement was reached. In October 2008, ReD filed two motions for summary judgment. On November 24, 2008, the Court denied one of the motions and ruled that the other motion was premature. On January 26, 2009, ReD filed three additional motions for summary judgment. On March 27, 2009, the Court granted summary judgment, finding the Company’s patent claims invalid based on the patentability standard articulated in In re Bilski. The Company plans to appeal the Court’s ruling with the Federal Circuit. While there can be no assurances as to the outcome of an appeal, the Company does not presently believe that the continuation of this lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On June 25, 2008, the Company filed suit in the Supreme Court of the State of New York against VeriSign, Inc. (“VeriSign”), Case No. 650207/2008, seeking declaratory judgment to order the release of $1.725 million held in escrow (“Escrow Funds”) to CyberSource. The Escrow Funds constitute a portion of the purchase price paid by VeriSign to Lightbridge, Inc. for certain assets of Lightbridge related to Lightbridge’s Intelligent Network Systems business unit, including Lightbridge’s Prepay IN software, which was acquired by VeriSign in April 2005, pursuant to an Asset Purchase Agreement (“APA”). Lightbridge, Inc., which later became Lightbridge Holdings, Inc. and then Authorize.Net Holdings, Inc. (collectively “Lightbridge”), was acquired by the Company on November 1, 2007. On December 12, 2006, Lightbridge received a letter from VeriSign asserting that Lightbridge is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign on November 30, 2006 by Freedom Wireless, Inc. (“Freedom Wireless”), in the Eastern District of Texas (Marshall Division), which alleged that VeriSign is infringing certain patents of Freedom Wireless. VeriSign asserts that Lightbridge’s obligation to indemnify it arises in connection with certain assets purchased by VeriSign under the APA. Lightbridge objected to VeriSign’s claim in a letter dated December 15, 2006 and asked for additional information. Lightbridge received no further correspondence from VeriSign. On March 14, 2008, the Company received a letter from VeriSign advising that it was engaged in settlement discussions with Freedom Wireless. On April 14, 2008, the Company sent a letter to VeriSign denying any indemnification obligations and demanding release of the Escrow Funds. Neither Lightbridge nor the Company was ever a party to the litigation by Freedom Wireless at any time. In May 2008, VeriSign entered into a settlement with Freedom Wireless. On June 9, 2008, the Company sent another letter demanding release of the Escrow Funds. On June 19, 2008, VeriSign responded to the Company’s letter of April 14, 2008 and reiterated its position on indemnification. The indemnification obligation under the APA is limited to a maximum of $5 million. The Company filed the suit asking the court to declare that VeriSign is not entitled to indemnification under the APA and to order the escrow agent to release the Escrow Funds to CyberSource. On August 15, 2008, VeriSign filed an answer and counterclaim. Each party has served the other party with discovery demands but responses have been postponed temporarily by mutual agreement of the parties. On May 8, 2009, the Company and VeriSign entered into a settlement agreement pursuant to which each party will receive a certain portion of the Escrow Fund and each party fully releases the other party from any and all claims. Upon receipt of each party’s respective share of the Escrow Fund, the parties will file a stipulation with the Court dismissing all claims and counterclaims with prejudice.

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

A summary of the Company’s stock option activity during the three months ended March 31, 2009 is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2008	8,825,496	$9.82
Granted	1,786,000	$12.33
Exercised	(134,982)	$6.02
Forfeited	(19,624)	$16.97

Outstanding as of March 31, 2009	10,456,890	$10.29	4.50	$52,755,621

Vested and expected to vest as of March 31, 2009	10,016,968	$10.20	4.47	$51,591,990
Exercisable as of March 31, 2009	5,454,345	$8.57	4.02	$38,739,805

During the three months ended March 31, 2009 and 2008, the total intrinsic value of stock options exercised was approximately $0.9 million and $2.9 million, respectively. As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $24.2 million, which is expected to be recognized over a weighted average period of approximately 2.87 years. During the three months ended March 31, 2009 and 2008, the total cash received from the exercise of stock options was approximately $0.8 million and $1.7 million, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

For stock options granted during the three months ended March 31, 2009 and 2008, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended March 31,
	2009	2008
Risk-free interest rate	1.67%	1.86%
Dividend yield	—	—
Volatility	0.58	0.49
Expected life (years)	3.58	3.54

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

The weighted average fair value of options granted was $5.34 and $4.87 per share for options granted during the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, the Company had 100,000 restricted shares outstanding, none of which have vested.

9. COMMON STOCK REPURCHASE PROGRAM

On November 21, 2008, the Board of Directors authorized management to use up to $15.0 million to repurchase shares of the Company’s common stock through March 31, 2009. During the period beginning November 21, 2008 and ending December 31, 2008, the Company repurchased 88,781 shares at an average price of $7.95 per share, including repurchase costs. No shares were repurchased during the three months ended March 31, 2009. All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2009.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

11. NET INCOME PER SHARE

The components of basic and diluted net income per share are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2009	2008
Basic net income per share computation:
Net income	$1,010	$533

Weighted-average common shares outstanding	68,983	68,789

Basic net income per share attributable to common stockholders	$0.01	$0.01

Diluted net income per share computation:
Net income	$1,010	$533

Weighted-average common shares outstanding	68,983	68,789
Incremental shares attributable to the assumed exercise of outstanding options	1,922	2,547

Total diluted weighted average common shares	70,905	71,336

Diluted net income per share attributable to common stockholders	$0.01	$0.01

The computation of diluted net income per share excluded approximately 4.1 million and 902,000 options to purchase shares of common stock for the three months ended March 31, 2009 and 2008, respectively, because the effect would have been antidilutive.

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

Income tax expense for the three months ended March 31, 2009 was $0.6 million, or 38% of pre-tax income, compared to $0.2 million, or 29% of pre-tax income for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate primarily due to the unfavorable impact of stock-based compensation and state income taxes. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to foreign operation tax benefits.

As of March 31, 2009, the Company’s total gross unrecognized tax benefits did not change compared with the balance as of December 31, 2008. Of the total gross unrecognized tax benefits, $2.0 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Interest and penalties of $0.5 million are included in the unrecognized tax benefits.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Level 1 financial assets measured at fair value on a recurring basis consist of cash accounts of approximately $39.6 million and money market funds (cash equivalents) of approximately $39.6 million as of March 31, 2009. The Company has no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking, including statements regarding our expectations, objectives, anticipations, estimations, intentions, plans, hopes, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to statements regarding dividend payments, changes in revenue and expense levels, sufficiency of cash resources and liquidity, realization of goodwill, impact of acquisitions, valuation determinations, the effect of competition, growth levels, fraud-prevention in connection with our services and platform, intellectual property protection, legal proceedings, and regulatory impact. Such forward looking statements include, but are not limited to our expectations:

•	that analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages;

•	regarding the effectiveness of our systems and procedures to detect and prevent consumer and merchant fraud;

•	regarding our ability to prevent security breaches and maintain confidential data;

•	that we will be able to prevent system disruptions and accommodate increases in volume demand;

•	regarding the continuity of our bank sponsor relationship;

•	about the impact of our lawsuit with ReD and other litigation matters;

•	regarding the level of expenses and revenue growth for the remainder of 2009; and

•	that our cash and cash equivalents balance as of March 31, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months.

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

You should read the following in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2009 (SEC File No. 000-26477).

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. A full discussion of the following accounting policies is included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer you to that discussion. There were no material changes in the application of critical accounting policies during the three months ended March 31, 2009.

•	Revenue Recognition

•	Accounts Receivable

•	Reserve for Merchant Losses

•	Legal Contingencies

•	Accounting for Income Taxes

•	Stock-based Compensation

•	Long-Lived Assets

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of income expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	46.3	48.3

Gross profit	53.7	51.7
Operating expenses:
Product development	10.7	9.8
Sales and marketing	29.0	31.2
General and administrative	11.5	10.3

Total operating expenses	51.2	51.3

Income from operations	2.5	0.4
Interest and other income, net	0.2	1.0

Income before income taxes	2.7	1.4
Income tax provision	1.0	0.4

Net income	1.7%	1.0%

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Revenues. Revenues were $60.5 million for the three months ended March 31, 2009, as compared to $53.4 million for the three months ended March 31, 2008, an increase of approximately $7.1 million or 13.2%. The increase in revenues was primarily from new customers as well as an increase in total transactions processed. Revenues from new customers that entered into contracts during the twelve months ended March 31, 2009 represented approximately 16% of total revenues for the three months ended March 31, 2009; while revenues from existing customers represented approximately 84% of total revenues for the three months ended March 31, 2009. Revenues from new customers that entered into contracts during the twelve months ended March 31, 2008 represented approximately 14% of total revenues for the three months ended March 31, 2008; while revenues from existing customers represented approximately 86% of total revenues for the three months ended March 31, 2008. We processed approximately 553 million transactions during the three months ended March 31, 2009, as compared to approximately 445 million transactions processed during the three months ended March 31, 2008, an increase of approximately 24%. Global acquiring revenues represented 31.4% of our revenues for the three months ended March 31, 2009, as compared to 31.9% for the three months ended March 31, 2008. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services.

Cost of Revenues. Cost of revenues consist primarily of costs incurred in the delivery of eCommerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $28.0 million or 46.3% of revenues for the three months ended March 31, 2009, as compared to $25.8 million or 48.3% of revenues for the three months ended March 31, 2008. The increase in absolute dollars is primarily due to higher processing fees paid to third parties such as the credit card issuing banks, payment processors and card associations related to our global acquiring services. These costs are variable and increase in absolute dollars as the related revenue increases and decrease as the related revenue decreases. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenues.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $6.5 million for the three months ended March 31, 2009, as compared to $5.2 million for the three months ended March 31, 2008, an increase of approximately $1.2 million or 23.0%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $0.9 million. As a percentage of revenues, product development expenses increased to 10.7% in the three months ended March 31, 2009, as compared to 9.8% for the three months ended March 31, 2008. The increase is primarily due to the increase in headcount to support existing and new development projects during the three months ended March 31, 2009, offset to a certain extent, by the increase in revenues. We expect product development expenses in the three months ended June 30, 2009 to moderately increase in absolute dollars as compared to the three months ended March 31, 2009 as we continue to increase headcount to support existing and additional development projects. As a percentage of revenues, we expect product development expenses in the three months ended June 30, 2009 to be relatively consistent with the three months ended March 31, 2009 due primarily to expected revenue growth.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $17.6 million for the three months ended March 31, 2009, as compared to $16.6 million for the three months ended March 31, 2008, an increase of approximately $0.9 million or 5.6%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $0.8 million and an increase in compensation-related expense of approximately $0.5 million, offset by a decrease of approximately $0.4 million in intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses decreased to 29.0% for the three months ended March 31, 2009, as compared to the 31.2% for the three months ended March 31, 2008. The decrease is primarily due to the increase in revenues for the three months ended March 31, 2009, offset to a certain extent, by the increase in sales and marketing expenses. We expect that sales and marketing expenses in the three months ended June 30, 2009 to moderately increase in absolute dollars as compared to the three months ended March 31, 2009 as we continue to develop sales and marketing infrastructure to support expected revenue growth. As a percentage of revenues, we expect sales and marketing expenses in the three months ended June 30, 2009 to be relatively consistent as a percentage of revenues as compared to the three months ended March 31, 2009 due primarily to expected revenue growth.

General and Administrative. General and administrative expenses consist primarily of compensation for executive and administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $7.0 million for the three months ended March 31, 2009, as compared to $5.5 million for the three months ended March 31, 2008, an increase of approximately $1.5 million or 26.9%. The increase is primarily due to a $0.9 million increase in legal fees and outside services. In addition, during the three months ended March 31, 2009, we recorded a restructuring accrual of approximately $0.9 million as a result of updating our assumptions associated with our excess office space in Burlington, Massachusetts and American Fork, Utah. As a percentage of revenues, general and administrative expenses were 11.5% for the three months ended March 31, 2009, as compared to the 10.3% for the three months ended March 31, 2008. The increase is primarily due to the increase in legal fees and outside services as well as restructuring charges in the three months ended March 31, 2009, offset to a certain extent, by the increase in revenues. We expect that general and administrative expenses in the three months ended June 30, 2009 will decrease in absolute dollars and as a percentage of revenues due primarily to a decrease in restructuring charges and expected revenue growth.

Other Income, net. Other income, net consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other loss, net was approximately $18,000 for the three months ended March 31, 2009, as compared to other income, net of $0.1 million for the three months ended March 31, 2008.

Interest Income. Interest income which consists of interest earnings on cash and cash equivalents was $0.1 million for the three months ended March 31, 2009 as compared to $0.4 million for the three months ended March 31, 2008. The decrease is primarily due to lower investment yields. We expect interest income in the three months ended June 30, 2009 to be relatively consistent with the three months ended March 31, 2009.

Income Tax Provision. Income tax expense for the three months ended March 31, 2009 was approximately $0.6 million on pre-tax income of $1.6 million, as compared to $0.2 million on pre-tax income of $0.8 million for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and state income taxes. The effective tax rate for the first quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to foreign operation tax benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $79.2 million as of March 31, 2009 compared to $73.3 million as of December 31, 2008, an increase of approximately $5.9 million. The increase is primarily due to cash provided by operating activities of approximately $7.7 million, which is net of bonuses paid under the company-wide bonus plan of approximately $4.5 million, and proceeds from the issuance of the Company’s common stock resulting from stock option exercises of approximately $0.9 million, offset by capital expenditures of approximately $2.5 million.

We believe that our cash and cash equivalents, which consist of only money market funds, as of March 31, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of March 31, 2009, consisting of future minimum lease payments under all non-cancelable operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$16,180	$4,974	$11,206	$—

Total commitments	$16,180	$4,974	$11,206	$—

We have excluded tax contingencies totaling approximately $2.0 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Recent Pronouncements

None

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

Our management, including the CEO and the CFO, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. We confirm that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and that our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ending March  31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For legal proceedings, see Note 7 – Legal Matters in the Notes to the Condensed Consolidated Financial Statements appearing in Item 1, Part I to this Quarterly Report, which is incorporated by reference into this Item 1, Part II.

ITEM 1A.	RISK FACTORS

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In addition, some risk factors below update the relevant date cited although the risk remains materially unchanged. As a matter of practice, however, we choose to fully restate the Risk Factors in our Quarterly Reports on Form 10-Q. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to chargebacks resulting from consumer fraud or merchant fraud. During the three months ended March 31, 2009, our global acquiring revenue represented approximately 31.4% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our revenue and customer relationships could be impacted if we were to lose bank sponsorship.

The credit card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. Harris Bank, N.A. is our bank sponsor. Our current agreement with Harris Bank renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. Accordingly, this agreement was renewed automatically in March 2009 and will remain in effect through March 2010, unless the parties mutually agree to terminate the agreement prior to any such expiration or either party exercises its right to terminate the agreement prior to any such expiration based on a material breach by the other party as set forth in the agreement. If our current bank sponsor were to terminate our agreement, and we are not able to obtain another bank sponsor in a timely manner, we would be unable to provide global acquiring services, either whole or in part, which could impact our future revenue and customer relationships.

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

Our success will depend in part upon our ability to retain key management personnel, including William S. McKiernan, our Chief Executive Officer, and other key members of management because of their experience and knowledge regarding the development, opportunities, and challenges of our business. We do not maintain any key-man insurance covering the death or disability of any of our executive officers. While we have an employment contract with Scott Cruickshank, our President and Chief Operating Officer, none of our current key employees are subject to legal obligations that enable us to retain them for a specific period of time. Competition for qualified personnel can be intense. We may not be successful in attracting and retaining key employees in the future. Loss of key personnel could have a material adverse effect on our business and results of operations.

Failure to manage future growth effectively may have a material adverse effect on our financial condition and results of operations.

In the event that we experience rapid growth in our operations, a significant strain may be placed upon management, administrative, operational and financial infrastructure. Our success will depend in part upon the ability of our executive officers to manage growth effectively. Our ability to grow also depends upon our ability to successfully hire, train, supervise, and manage new employees, obtain financing for our capital needs, expand our systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressures on our management and administrative, operational and financial infrastructure. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Charges to earnings resulting from the application of the purchase method of accounting might adversely affect the market value of our common stock.

In accordance with United States generally accepted accounting principles (“GAAP”), the Authorize.Net merger which closed on November 1, 2007 was accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock. Under the purchase method of accounting, the total estimated purchase price was allocated to Authorize.Net’s net tangible assets, identifiable intangible assets or expense for research and development based on their fair values as of November 1, 2007. The excess of the purchase price over those fair values was recorded as goodwill. We will incur additional amortization expense based on the identifiable amortizable intangible assets acquired and their relative useful lives. Additionally, to the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, we will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on our results of operations. We currently estimate that we will incur approximately $26.2 million of annual amortization expense relating to the Authorize.Net merger during the year ending December 31, 2009. Changes in earnings per share, including as a result of this incremental expense, could adversely affect the trading price of our common stock.

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

Products and services provided to merchants outside the United States accounted for 6.3% and 6.5% of our revenues in the three months ended March 31, 2009 and 2008, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. The industry also relies in part on the number and size of consumer transactions. A sustained deterioration in the general economic conditions in the United States or globally may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

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

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow our Board of Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future. One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of March 31, 2009, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization, dated June 17, 2007, by and among CyberSource Corporation, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc. and Congress Acquisition Sub 1, LLC
3.1(2)	Second Amended and Restated Certificate of Incorporation of CyberSource Corporation
3.2	CyberSource Corporation’s Bylaws, as amended
10.1	CyberSource Corporation 2009 Executive Bonus Plan
10.2*	2009 Michael Walsh Commission and Bonus Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on June 19, 2007.
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K filed on March 11, 2008.
*	A portion of the exhibit has been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION (Registrant)

Date: May 8, 2009	By:	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)