Form 10-Q
period 2009-06-30
CYBERSOURCE CORP
filed 2009-08-07
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 23, 2009, there were 69,417,024 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,053	$73,292
Accounts receivable, net	17,659	18,251
Prepaid expenses and other current assets	7,144	5,310
Deferred income taxes	2,635	2,635

Total current assets	120,491	99,488

Property and equipment, net	19,141	16,188
Intangible assets, net	116,362	129,643
Goodwill	289,278	289,278
Non-current deferred income taxes, net	20,027	20,512
Other non-current assets	2,818	2,539
Restricted cash	1,516	1,548

Total assets	$569,633	$559,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$662	$588
Funds due to merchants	12,306	12,162
Other accrued liabilities	14,057	18,272
Deferred revenue	5,545	4,519
Accrued restructuring	1,179	847

Total current liabilities	33,749	36,388

Deferred revenue, less current portion	1,092	996
Accrued restructuring, less current portion	900	832
Other non-current liabilities	1,291	1,099
Other non-current tax liabilities	1,986	1,928

Total liabilities	39,018	41,243

Stockholders’ equity:
Common stock	69	69
Additional paid-in capital	805,527	796,912
Accumulated other comprehensive loss	(1,369)	(2,225)
Accumulated deficit	(273,612)	(276,803)

Total stockholders’ equity	530,615	517,953

Total liabilities and stockholders’ equity	$569,633	$559,196

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$62,889	$55,659	$123,380	$109,079
Cost of revenues	29,231	27,558	57,212	53,386

Gross profit	33,658	28,101	66,168	55,693

Operating expenses:
Product development	6,612	5,863	13,066	11,110
Sales and marketing	17,602	16,927	35,156	33,557
General and administrative	5,997	5,786	12,977	11,288

Total operating expenses	30,211	28,576	61,199	55,955

Income (loss) from operations	3,447	(475)	4,969	(262)

Other income (loss), net	(14)	92	(32)	239
Interest income	74	364	207	758

Income (loss) before income taxes	3,507	(19)	5,144	735
Income tax provision	1,326	26	1,953	247

Net income (loss)	$2,181	$(45)	$3,191	$488

Basic net income (loss) per share	$0.03	$—	$0.05	$0.01

Diluted net income (loss) per share	$0.03	$—	$0.05	$0.01

Weighted average number of shares used in computing basic net income (loss) per share	69,228	69,217	69,105	69,014

Weighted average number of shares used in computing diluted net income (loss) per share	71,745	72,223	70,861	71,907

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,191	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	13,281	14,336
Depreciation expense	3,643	2,910
Income from investment in joint venture	(219)	(99)
Stock-based compensation	4,894	4,784
Changes in operating assets and liabilities:
Accounts receivable	592	(52)
Prepaid expenses and other current assets	(1,834)	(182)
Deferred income taxes	485	—
Other non-current assets	(28)	(67)
Accounts payable	74	655
Accrued liabilities	(3,623)	(53)
Funds due to merchants	144	575
Deferred revenue	1,122	763
Other non-current tax liabilities	58	86

Net cash provided by operating activities	21,780	24,144

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,596)	(5,274)

Net cash used in investing activities	(6,596)	(5,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,560	5,386
Tax benefit from employee stock options	161	—

Net cash provided by financing activities	3,721	5,386
Effect of exchange rate changes on cash	856	(3)

Increase in cash and cash equivalents	19,761	24,253
Cash and cash equivalents at beginning of period	73,292	40,393

Cash and cash equivalents at end of period	$93,053	$64,646

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission (“SEC”) on February 27, 2009, SEC File No. 000-26477.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”). The Company recognized stock-based compensation expenses before income taxes in the consolidated statements of income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues	$463	$407	$864	$747
Product development	550	618	1,058	1,091
Sales and marketing	546	460	1,019	881
General and administrative	1,075	1,107	1,953	2,065

	$2,634	$2,592	$4,894	$4,784

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). The Company views its operations as one segment, commerce transaction services, and manages the business based on the revenues of this segment.

Long-Lived Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of June 30, 2009, the Company’s goodwill, in connection with its acquisition of Authorize.Net in November 2007, had a carrying value of approximately $289.3 million. The Company evaluates the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of June 30, 2009, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $116.4 million. The Company evaluates the intangible assets on an annual basis as of July 31 or when indicators of impairment may exist.

To evaluate potential impairment, SFAS 142 and SFAS 144 require the Company to assess whether the estimated fair value of its goodwill and intangible assets are greater than their respective carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company did not recognize any goodwill or intangible asset impairment charges during the six months ended June 30, 2009.

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

Subsequent Events

Pursuant to SFAS No. 165, “Subsequent Events”, the Company has evaluated subsequent events through August 7, 2009, the date the financial statements for the six months ended June 30, 2009 were issued, and concluded that there were no subsequent events that required disclosure.

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amending the consolidation guidance for variable-interest entities under FIN 46(R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 will be effective for the Company as of January 1, 2010 and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon the adoption of SFAS 167.

2. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$2,181	$(45)	$3,191	$488
Change in cumulative translation adjustment	1,104	(23)	856	(3)

Comprehensive income (loss)	$3,285	$(68)	$4,047	$485

3. FUNDS DUE TO MERCHANTS

As of June 30, 2009, the Company was holding funds in the amount of approximately $12.3 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days. The Company’s agreements with its customers do not contain any terms or conditions that legally restrict the use of cash amounts classified on the balance sheet as funds due to merchants.

4. INTANGIBLE ASSETS, NET

The components of intangible assets, net as of June 30, 2009 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$5,697	$80,403
Merchant contracts and related relationships	49,300	27,523	21,777
Existing technology	21,900	9,180	12,720
Trade name	3,900	3,238	662
Processor relationships	1,200	400	800

Total	$162,400	$46,038	$116,362

The amortization expense for the three months ended June 30, 2009 and 2008 was approximately $6.6 million and $7.2 million, respectively. The amortization expense for the six months ended June 30, 2009 and 2008 was approximately $13.3 million and $14.3 million, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Estimated future amortization expense for the intangible assets recorded on the Company’s June 30, 2009 balance sheet is as follows (in thousands):

Amount
Remainder of 2009	$12,949
2010	21,777
2011	18,743
2012	12,903
2013	10,038
Thereafter	39,952

Total	$116,362

5. RESTRUCTURING CHARGES

As a result of the Company’s acquisition of Authorize.Net in November 2007, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. In March 2009, the Company recorded a restructuring charge of approximately $0.9 million as a result of updating the assumptions associated with the Company’s excess office space in Burlington, Massachusetts and American Fork, Utah. The expense was included in general and administrative expenses during the six months ended June 30, 2009.

The following table summarizes the activity in the restructuring accrual for the six months ended June 30, 2009 (in thousands):

	Balance at December 31, 2008	Adjustment to Restructuring Charge	Cash Payments	Balance at June 30, 2009
Facilities related charges	$1,679	932	(532)	$2,079

The Company has lease obligations related to its exited facilities which extend through the year 2012.

6. RESTRICTED CASH

As of June 30, 2009, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has approximately $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

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

7. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002,

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the district court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008, and briefing on these motions was completed in May 2008. On April 2, 2009, the underwriters, issuers, insurance companies, individual defendants, and plaintiffs filed with the court for approval a finalized settlement agreement that was accepted by most parties to the litigation. On June 10, 2009, the court issued a preliminary approval of the settlement. A hearing for final approval has been scheduled for September 10, 2009. Pursuant to the terms of the proposed settlement, the Company’s insurer will cover any and all legal fees and damages payments on behalf of the Company and will waive the retention portion of the coverage amount. Accordingly, the Company will incur no costs or expenses related to this litigation. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On March 27, 2009, the Court granted summary judgment, finding the Company’s patent claims invalid based on the patentability standard articulated in In re Bilski. On April 15, 2009, the court issued a judgment invalidating the patent. On May 13, 2009, the Company filed a notice of appeal. On July 8, 2009, the Company filed a motion to stay the appeal pending the outcome of Bilski vs. Doll, which is currently pending before the U.S. Supreme Court and which was the basis for the District Court’s March 27, 2009 decision in our case. While there can be no assurances as to the outcome of an appeal, the Company does not presently believe that the continuation of this lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

On June 25, 2008, the Company filed suit in the Supreme Court of the State of New York against VeriSign, Inc. (“VeriSign”), Case No. 650207/2008, seeking declaratory judgment to order the release of $1.725 million held in escrow (“Escrow Funds”) to CyberSource. The Escrow Funds constitute a portion of the purchase price paid by VeriSign to Lightbridge, Inc. for certain assets of Lightbridge related to Lightbridge’s Intelligent Network Systems business unit, including Lightbridge’s Prepay IN software, which was acquired by VeriSign in April 2005, pursuant to an Asset Purchase Agreement (“APA”). Lightbridge, Inc., which later became Lightbridge Holdings, Inc. and then Authorize.Net Holdings, Inc. (collectively “Lightbridge”), was acquired by the Company on November 1, 2007. On December 12, 2006, Lightbridge received a letter from VeriSign asserting that Lightbridge is obliged to indemnify VeriSign with respect to a lawsuit filed against VeriSign on November 30, 2006 by Freedom Wireless, Inc. (“Freedom Wireless”), in the Eastern District of Texas (Marshall Division), which alleged that VeriSign is infringing certain patents of Freedom Wireless. VeriSign asserts that Lightbridge’s obligation to indemnify it arises in connection with certain assets purchased by VeriSign under the APA. Lightbridge objected to VeriSign’s claim in a letter dated December 15, 2006 and asked for additional information. Lightbridge received no further correspondence from VeriSign. On March 14, 2008, the Company received a letter from VeriSign advising that it was engaged in settlement discussions with Freedom Wireless. On April 14, 2008, the Company sent a letter to VeriSign denying any indemnification obligations and demanding release of the Escrow Funds. Neither Lightbridge nor the Company was ever a party to the litigation by Freedom Wireless at any time. In May 2008, VeriSign entered into a settlement with Freedom Wireless. On June 9, 2008, the Company sent another letter demanding release of the Escrow Funds. On June 19, 2008, VeriSign responded to the Company’s letter of April 14, 2008 and reiterated its position on indemnification. The indemnification obligation under the APA is limited to a maximum of $5 million. The Company filed the suit asking the court to declare that VeriSign is not entitled to indemnification under the APA and to order the escrow agent to release the Escrow Funds to CyberSource. On August 15, 2008, VeriSign filed an answer and counterclaim. Each party has served the other party with discovery demands but responses have been postponed temporarily by mutual agreement of the parties. On May 8, 2009, the Company and VeriSign entered into a settlement agreement pursuant to which each party received a certain portion of the Escrow Fund and accrued interest, each party fully released the other party from any and all claims, and the parties filed a stipulation with the court to dismiss the case with prejudice.

On April 1, 2009, John Pettitt, Murphy Labrador Corporation and Max GSD Trust filed suit in the Superior Court of the State of California, Marin County, entitled John Pettitt, et al. v. CyberSource Corporation, et al., No. CIV 091005. The Company’s stock transfer agent, American Stock Transfer & Trust Company (“AS&T”), is also a named defendant. The Company was served with a First Amended Complaint on or around April 20, 2009. The complaint alleges, among other things, breach of contract, conversion, breach of fiduciary duty, and negligent infliction of emotional distress, arising from the transfer by AS&T of 100,000 shares of CyberSource common stock that were owned by Murphy Labrador Corporation to the State of California under California’s Unclaimed Property Law (“UPL”). Upon receipt of the shares from AS&T, and pursuant to the UPL, the State of California sold the shares at approximately $6.63 per share. The proceeds of the sale of the shares were recovered by Murphy Labrador Corporation, but plaintiffs are seeking re-issuance of the 100,000 shares or alternatively special damages of $877,000, unspecified consequential damages, interest, attorney’s fees, and punitive damages. On June 4, 2009, the Company filed a demurrer to dismiss the case. Prior to a scheduled hearing on the demurrer, the plaintiff filed a Second Amended Complaint on July 24, 2009. The Company has not yet responded to the Second Amended Complaint. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A summary of the Company’s stock option activity during the six months ended June 30, 2009 is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2008	8,825,496	$9.82
Granted	1,818,500	$12.37
Exercised	(468,041)	$7.49
Forfeited	(27,824)	$15.50

Outstanding as of June 30, 2009	10,148,131	$10.37	4.30	$55,120,513

Vested and expected to vest as of June 30, 2009	9,772,221	$10.29	4.28	$53,987,125
Exercisable as of June 30, 2009	5,519,430	$8.82	3.90	$40,310,707

During the three and six months ended June 30, 2009, the total intrinsic value of stock options exercised was approximately $2.1 million and $3.0 million, respectively. During the three and six months ended June 30, 2008, the total intrinsic value of stock options exercised was approximately $5.8 million and $8.7 million, respectively. As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $21.7 million, which is expected to be recognized over a weighted average period of approximately 2.66 years. During the three and six months ended June 30, 2009, the total cash received from the exercise of stock options was approximately $2.7 million and $3.6 million, respectively. During the three and six months ended June 30, 2008, the total cash received from the exercise of stock options was approximately $3.7 million and $5.4 million, respectively.

For stock options granted during the three and six months ended June 30, 2009 and 2008, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	1.72%	3.18%	1.67% - 1.72%	1.86% - 3.18%
Dividend yield	—	—	—	—
Volatility	0.60	0.49	0.58 - 0.60	0.49
Expected life (years)	3.58	3.54	3.58	3.54

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

The weighted average fair value of options granted was $6.55 and $6.70 per share for options granted during the three months ended June 30, 2009 and 2008, respectively. The weighted average fair value of options granted was $5.36 and $4.98 per share for options granted during the six months ended June 30, 2009 and 2008, respectively.

As of June 30, 2009, the Company had 100,000 restricted shares outstanding, none of which have vested.

9. COMMON STOCK REPURCHASE PROGRAM

On April 22, 2008, the Board of Directors authorized management to use up to $10.0 million over a twelve-month period beginning on May 5, 2008 to repurchase shares of the Company’s common stock. During the period beginning May 5, 2008 and ended June 30, 2008, the Company did not repurchase any shares.

On November 21, 2008, the Board of Directors authorized management to use up to $15.0 million to repurchase shares of the Company’s common stock through March 31, 2009. During the period beginning November 21, 2008 and ending December 31, 2008, the Company repurchased 88,781 shares at an average price of $7.95 per share, including repurchase costs. No shares were repurchased during the six months ended June 30, 2009.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2009.

11. NET INCOME (LOSS) PER SHARE

The components of basic and diluted net income (loss) per share are as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Basic net income (loss) per share computation:
Net income (loss)	$2,181	$(45)	$3,191	$488

Weighted-average common shares outstanding	69,228	69,217	69,105	69,014

Basic net income (loss) per share attributable to common stockholders	$0.03	$—	$0.05	$0.01

Diluted net income (loss) per share computation:
Net income (loss)	$2,181	$(45)	$3,191	$488

Weighted-average common shares outstanding	69,228	69,217	69,105	69,014
Incremental shares attributable to the assumed exercise of outstanding options	2,517	3,006	1,756	2,893

Total diluted weighted average common shares	71,745	72,223	70,861	71,907

Diluted net income (loss) per share attributable to common stockholders	$0.03	$—	$0.05	$0.01

The computation of diluted net income (loss) per share excluded approximately 764,000 and 365,000 options to purchase shares of common stock for the three months ended June 30, 2009 and 2008, respectively, and approximately 882,000 and 384,000 options to purchase shares of common stock for the six months ended June 30, 2009 and 2008, respectively, because the effect would have been antidilutive.

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

Income tax expense for the six months ended June 30, 2009 was $2.0 million, or 38% of pre-tax income, compared to $0.2 million, or 34% of pre-tax income for the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and state income taxes, partially offset by the favorable impact of tax credits and lower foreign statutory tax rates. The effective tax rate for the six months ended June 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of lower foreign operation tax benefits.

As of June 30, 2009, the Company’s total gross unrecognized tax benefits did not change compared with the balance as of December 31, 2008. Of the total gross unrecognized tax benefits, $2.0 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition. Interest and penalties of $0.5 million are included in the unrecognized tax benefits.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Level 1 financial assets measured at fair value on a recurring basis consist of cash accounts of approximately $57.4 million and money market funds (cash equivalents) of approximately $35.7 million as of June 30, 2009. The Company has no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of June 30, 2009.

14. COMMITMENTS

On June 30, 2009, the Company entered into an agreement to purchase certain software and services for $5.5 million, of which $4.1 million is payable on July 3, 2009, $0.7 million is payable on June 30, 2010 and $0.7 million is payable on June 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking, including statements regarding our expectations, objectives, anticipations, estimations, intentions, plans, hopes, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to statements regarding dividend payments, changes in revenue and expense levels, sufficiency of cash resources and liquidity, realization of goodwill, impact of acquisitions, valuation determinations, the effect of competition, growth levels, fraud-prevention in connection with our services and platform, intellectual property protection, legal proceedings, and regulatory impact. Such forward looking statements include, but are not limited to our expectations:

•	that analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages;

•	regarding the effectiveness of our systems and procedures to detect and prevent consumer and merchant fraud;

•	regarding our ability to prevent security breaches and maintain confidential data;

•	that we will be able to prevent system disruptions and accommodate increases in volume demand;

•	regarding the continuity of our bank sponsor relationship;

•	strength and growth of our small business and gateway offerings as well as our channel partners;

•	about the impact of our lawsuit with ReD and other litigation matters;

•	about the prospect of international expansion representing a major opportunity for us to grow our business over the long term;

•	regarding whether investments in channel relationships will attract new resellers and partners as well as strengthen our existing relationships;

•	regarding the level of expenses and revenue growth for the remainder of 2009; and

•	that our cash and cash equivalents balance as of June 30, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months.

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

OVERVIEW

CyberSource Corporation provides electronic payment and risk management solutions. Our solutions enable electronic payment processing for Web, call center, and point-of-sale environments. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution that simplifies electronic payment management. Our payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. We also offer industry leading risk management and other solutions to help online merchants address complexities such as credit card fraud, online tax requirements, and export controls. Our professional services help to design, integrate, and optimize commerce transaction processing systems for merchants.

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include transaction volume, new customer sign-ups, authorization dollars processed and revenue. Key elements of our growth strategy include international expansion, risk and security management, and resellers and partner channels. International expansion represents a major opportunity for us to grow our business over the long term. We continue to enhance our fraud solutions with new features such as device fingerprinting and advanced levels of automation to increase the efficiency of order review and reduce fraud. Our reseller and partner channels have become an increasingly important part of our sales strategy. We believe that investing in these channel relationships will attract new resellers and partners as well as strengthen our existing relationships.

As of June 30, 2009, approximately 273,000 businesses used our solutions, an increase of approximately 20,000 customers since December 31, 2008. For the six months ended June 30, 2009, we processed approximately 1.1 billion transactions. The dollar value of all credit card authorization requests we processed during the six months ended June 30, 2009 was approximately $56.3 billion.

We primarily derive our revenues from monthly commerce transaction processing fees and global acquiring fees, and support service fees. Transaction and global acquiring revenues are recognized in the period in which the transactions occur and support service fees are recognized as the related services are provided and costs are incurred.

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. A full discussion of the following accounting policies is included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer you to that discussion. There were no material changes in the application of critical accounting policies during the three months ended June 30, 2009.

•	Revenue Recognition

•	Accounts Receivable

•	Reserve for Merchant Losses

•	Legal Contingencies

•	Accounting for Income Taxes

•	Stock-based Compensation

•	Long-Lived Assets

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.5	49.5	46.4	48.9

Gross profit	53.5	50.5	53.6	51.1
Operating expenses:
Product development	10.5	10.5	10.6	10.2
Sales and marketing	28.0	30.4	28.5	30.8
General and administrative	9.5	10.4	10.5	10.3

Total operating expenses	48.0	51.3	49.6	51.3

Income (loss) from operations	5.5	(0.8)	4.0	(0.2)
Interest and other income, net	0.1	0.8	0.2	0.8

Income before income taxes	5.6	—	4.2	0.6
Income tax provision	2.1	—	1.6	0.2

Net income	3.5%	—%	2.6%	0.4%

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues. Revenues were $62.9 million for the three months ended June 30, 2009, as compared to $55.7 million for the three months ended June 30, 2008, an increase of approximately $7.2 million or 13.0%. The increase in revenues was primarily from new customers as well as an increase in total transactions processed. Revenues from new customers that entered into contracts during the twelve months ended June 30, 2009 represented approximately 17% of total revenues for the three months ended June 30, 2009; while revenues from existing customers represented approximately 83% of total revenues for the three months ended June 30, 2009. Revenues from new customers that entered into contracts during the twelve months ended June 30, 2008 represented approximately 15% of total revenues for the three months ended June 30, 2008; while revenues from existing customers represented approximately 85% of total revenues for the three months ended June 30, 2008. We added approximately 38,000 gross and 11,500 net new customers during the three months ended June 30, 2009, as compared to approximately 26,000 gross and 1,000 net new customers during the three months ended June 30, 2008.

We processed approximately 579 million transactions during the three months ended June 30, 2009, as compared to approximately 449 million transactions processed during the three months ended June 30, 2008, an increase of approximately 29%. The dollar value of all credit card authorization requests we processed in the three months ended June 30, 2009 was approximately $28.6 billion, as compared to approximately $27.4 billion for the three months ended June 30, 2008, an increase of approximately 4%.

Global acquiring revenues was approximately $19.3 million, or 30.8% of total revenues for the three months ended June 30, 2009, as compared to approximately $19.7 million, or 35.3% of total revenues for the three months ended June 30, 2008. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services. We had approximately 5,900 global acquiring customers as of June 30, 2009 as we added approximately 850 new acquiring customers during the three months ended June 30, 2009. We had approximately 3,300 global acquiring customers as of June 30, 2008 as we added approximately 1,000 new acquiring customers during the three months ended June 30, 2008. The dollar value of all credit card authorization requests we processed as the merchant acquirer in the three months ended June 30, 2009 was approximately $700 million, as compared to approximately $630 million for the three months ended June 30, 2008, an increase of approximately 11%.

During the three months ended June 30, 2009, our European operations generated revenues of $4.5 million and $3.7 million for the three months ended June 30, 2009 and 2008, respectively. Revenues from our European operations consist primarily of commerce transaction fees as we currently are unable to offer acquiring services in Europe due to the lack of a sponsor bank. Transactions processed by our European operations were approximately 146.3 million transactions, or 25% of total transactions processed, for the three months ended June 30, 2009 as compared to approximately 87.8 million transactions, or 20% of total transactions processed, for the three months ended June 30, 2008, an increase of approximately 67%. Revenues from merchants domiciled outside the United States accounted for approximately 7.2% and 6.6% of our revenues for the three months ended June 30, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues consist primarily of costs incurred in the delivery of eCommerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $29.2 million or 46.5% of revenues for the three months ended June 30, 2009, as compared to $27.6 million or 49.5% of revenues for the three months ended June 30, 2008. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $1.0 million and an increase in depreciation expense of approximately $0.4 million. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenues.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $6.6 million for the three months ended June 30, 2009, as compared to $5.9 million for the three months ended June 30, 2008, an increase of approximately $0.7 million or 12.8%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $0.6 million. As a percentage of revenues, product development expenses were 10.5% in both the three months ended June 30, 2009 and 2008. We expect product development expenses in the three months ended September 30, 2009 to moderately increase in absolute dollars as compared to the three months ended June 30, 2009 as we continue to increase headcount to support existing and additional development projects. As a percentage of revenues, we expect product development expenses in the three months ended September 30, 2009 to be relatively consistent with the three months ended June 30, 2009 due primarily to expected revenue growth.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $17.6 million for the three months ended June 30, 2009, as compared to $16.9 million for the three months ended June 30, 2008, an increase of approximately $0.7 million or 4.0%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $0.7 million and an increase in compensation-related expense of approximately $0.5 million, offset by a decrease of approximately $0.4 million in intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses decreased to 28.0% for the three months ended June 30, 2009, as compared to the 30.4% for the three months ended June 30, 2008. The decrease is primarily due to the increase in revenues for the three months ended June 30, 2009, offset to a certain extent, by the increase in sales and marketing expenses. We expect sales and marketing expenses in the three months ended September 30, 2009 to moderately increase in absolute dollars as compared to the three months ended June 30, 2009 as we continue to develop sales and marketing infrastructure to support expected revenue growth. As a percentage of revenues, we expect sales and marketing expenses in the three months ended September 30, 2009 to be relatively consistent as a percentage of revenues as compared to the three months ended June 30, 2009 due primarily to expected revenue growth.

General and Administrative. General and administrative expenses consist primarily of compensation for executive and administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $6.0 million for the three months ended June 30, 2009, as compared to $5.8 million for the three months ended June 30, 2008, an increase of approximately $0.2 million or 3.6%. As a percentage of revenues, general and administrative expenses were 9.5% for the three months ended June 30, 2009, as compared to the 10.4% for the three months ended June 30, 2008. The decrease is primarily due to the increase in revenues for the three months ended June 30, 2009. We expect that general and administrative expenses in the three months ended September 30, 2009 will be relatively consistent in absolute dollars as compared to the three months ended June 30, 2009. As a percentage of revenues, we expect general and administrative expenses in the three months ended September 30, 2009 to slightly decrease due primarily to expected revenue growth.

Other Income (Loss), net. Other income (loss), net consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other loss, net was approximately $14,000 for the three months ended June 30, 2009, as compared to other income, net of approximately $92,000 for the three months ended June 30, 2008. Other loss, net for the three months ended June 30, 2009 consisted of approximately $0.2 million of proceeds from a legal settlement and $0.1 million of income from CyberSource K.K., offset by approximately $0.4 million of loss due to foreign currency fluctuations.

Interest Income. Interest income which consists of interest earnings on cash and cash equivalents was $74,000 for the three months ended June 30, 2009 as compared to $0.4 million for the three months ended June 30, 2008. The decrease is due to lower interest rates. We expect interest income in the three months ended September 30, 2009 to be relatively consistent with the three months ended June 30, 2009.

Income Tax Provision. Income tax expense, including discrete items, for the three months ended June 30, 2009 was approximately $1.3 million on pre-tax income of $3.5 million, as compared to $26,000 on pre-tax losses of $19,000 for the three months ended June 30, 2008. The increase is primarily due to higher pre-tax income for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008. The effective tax rate for the three months ended June 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and state income taxes. The effective tax rate for the second quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the pre-tax losses for the quarter.

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

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues. Revenues were $123.4 million for the six months ended June 30, 2009, as compared to $109.1 million for the six months ended June 30, 2008, an increase of approximately $14.3 million or 13.1%. The increase in revenues was primarily from new customers as well as an increase in total transactions processed. Revenues from new customers that entered into contracts during the twelve months ended June 30, 2009 represented approximately 15% of total revenues for the six months ended June 30, 2009; while revenues from existing customers represented approximately 85% of total revenues for the six months ended June 30, 2009. Revenues from new customers that entered into contracts during the twelve months ended June 30, 2008 represented approximately 12% of total revenues for the six months ended June 30, 2008; while revenues from existing customers represented approximately 88% of total revenues for the six months ended June 30, 2008. We added approximately 69,500 gross and 20,400 net new customers during the six months ended June 30, 2009, as compared to approximately 51,000 gross and 10,000 net new customers during the six months ended June 30, 2008.

We processed approximately 1.1 billion transactions during the six months ended June 30, 2009, as compared to approximately 894 million transactions processed during the six months ended June 30, 2008, an increase of approximately 23%. The dollar value of all credit card authorization requests we processed in the six months ended June 30, 2009 was approximately $56.3 billion, as compared to approximately $54.0 billion for the six months ended June 30, 2008, an increase of approximately 4%.

Global acquiring revenues was approximately $38.3 million, or 31.1% of total revenues, for the six months ended June 30, 2009, as compared to approximately $36.7 million, or 33.6% of total revenues, for the six months ended June 30, 2008. We had approximately 5,900 global acquiring customers as of June 30, 2009 as we added approximately 1,950 new acquiring customers during the six months ended June 30, 2009. We had approximately 3,300 global acquiring customers as of June 30, 2008 as we added approximately 1,800 new acquiring customers during the six months ended June 30, 2008. The dollar value of all credit card authorization requests we processed as the merchant acquirer in the six months ended June 30, 2009 was approximately $1.4 billion, as compared to approximately $1.2 billion for the six months ended June 30, 2008, an increase of approximately 17%.

During the six months ended June 30, 2009, our European operations generated revenues of $8.3 million and $7.1 million for the six months ended June 30, 2009 and 2008, respectively. Transactions processed by our European operations were approximately 283.1 million transactions, or 26% of total transactions processed, for the six months ended June 30, 2009 as compared to approximately 174.0 million transactions, or 19% of total transactions processed, for the six months ended June 30, 2008, an increase of approximately 63%. Revenues from merchants domiciled outside the United States accounted for 6.8% and 6.6% of our revenues for the six months ended June 30, 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues was $57.2 million or 46.4% of revenues for the six months ended June 30, 2009, as compared to $53.4 million or 48.9% of revenues for the six months ended June 30, 2008. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $2.7 million and an increase in depreciation expense of approximately $0.6 million. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenues.

Product Development. Product development expenses were $13.1 million for the six months ended June 30, 2009, as compared to $11.1 million for the six months ended June 30, 2008, an increase of approximately $2.0 million or 17.6%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $1.5 million. As a percentage of revenues, product development expenses was 10.6% in the six months ended June 30, 2009, relatively consistent with 10.2% for the six months ended June 30, 2008.

Sales and Marketing. Sales and marketing expenses were $35.2 million for the six months ended June 30, 2009, as compared to $33.6 million for the six months ended June 30, 2008, an increase of approximately $1.6 million or 4.8%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $1.5 million and an increase in compensation-related expense of approximately $1.0 million, offset by a decrease of approximately $0.9 million in intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses decreased to 28.5% for the six months ended June 30, 2009, as compared to the 30.8% for the six months ended June 30, 2008. The decrease is primarily due to the increase in revenues for the six months ended June 30, 2009, offset to a certain extent, by the increase in sales and marketing expenses.

General and Administrative. General and administrative expenses were $13.0 million for the six months ended June 30, 2009, as compared to $11.3 million for the six months ended June 30, 2008, an increase of approximately $1.7 million or 15.0%. The increase is primarily due to a $1.1 million increase in legal fees and outside services. In addition, during the six months ended June 30, 2009, we recorded a restructuring accrual of approximately $0.9 million as a result of updating our assumptions associated with our excess office space in Burlington, Massachusetts and American Fork, Utah. As a percentage of revenues, general and administrative expenses were 10.5% for the six months ended June 30, 2009, as compared to the 10.3% for the six months ended June 30, 2008. The increase is primarily due to the increase in legal fees and outside services as well as restructuring charges in the six months ended June 30, 2009, offset to a certain extent, by the increase in revenues.

Other Income (Loss), net. Other loss, net was approximately $32,000 for the six months ended June 30, 2009, as compared to other income, net of $0.2 million for the six months ended June 30, 2008. Other loss, net for the six months ended June 30, 2009 consisted of approximately $0.2 million of proceeds from a legal settlement and $0.2 million of income from CyberSource K.K., offset by approximately $0.4 million of loss due to foreign currency fluctuations.

Interest Income. Interest income was $0.2 million for the six months ended June 30, 2009 as compared to $0.8 million for the six months ended June 30, 2008. The decrease is due to lower interest rates.

Income Tax Provision. Income tax expense for the six months ended June 30, 2009 was approximately $2.0 million on pre-tax income of $5.1 million, as compared to $0.2 million on pre-tax income of $0.7 million for the six months ended June 30, 2008. The increase is primarily due to higher pre-tax income for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008. The effective tax rate for the six months ended June 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and state income taxes, partially offset by the favorable impact of tax credits and lower foreign statutory tax rates. The effective tax rate for the six months ended June 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of lower foreign tax rates, partially offset by the impact of state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $93.1 million as of June 30, 2009 compared to $73.3 million as of December 31, 2008, an increase of approximately $19.8 million. The increase is primarily due to cash provided by operating activities of approximately $21.8 million, which is net of bonuses paid under the company-wide bonus plan of approximately $4.5 million, and proceeds from the issuance of the Company’s common stock resulting from stock option exercises of approximately $3.6 million, offset by capital expenditures of approximately $6.6 million.

We believe that our cash and cash equivalents, which consist of only money market funds, as of June 30, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of June 30, 2009, consisting of future minimum lease payments under all non-cancelable operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$14,990	$5,094	$9,896	$—
Purchase obligations	5,526	4,122	1,404	—

Total commitments	$20,516	$9,216	$11,300	$—

We have excluded tax contingencies totaling approximately $2.0 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amending the consolidation guidance for variable-interest entities under FIN 46(R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 will be effective for us as of January 1, 2010 and for interim and annual reporting periods thereafter. Earlier application is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon the adoption of SFAS 167.

Factors That May Affect Future Results

A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, we are exposed to foreign currency risk. The majority of sales are currently made in U.S. dollars or pounds sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. We also have non-functional currency cash balances that are exposed to foreign currency risk. Currently, we do not have any arrangements to hedge against the effects of currency fluctuations. For the six months ended June 30, 2009, we incurred approximately $0.4 million of loss due to foreign currency fluctuations.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ending June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

Despite the fact that we have implemented redundant servers in third-party hosting centers located in San Jose, California; Seattle, Washington; Denver, Colorado; London, England; and Tokyo, Japan, we may still experience service interruptions for the reasons listed above and a variety of other reasons. If our redundant servers and data centers are not available, we may not have sufficient business interruption insurance to compensate us for resulting losses. We have experienced periodic interruptions and performance issues, affecting all or a portion of our systems, which we believe will continue to occur from time to time. For example, on July 3, 2009, our small business services were unavailable for approximately eleven hours due to a fire and subsequent loss of power at our third-party hosting center in Seattle, Washington. Any interruption to our systems that impairs our ability to provide services could damage our reputation and reduce demand for our services.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to chargebacks resulting from consumer fraud or merchant fraud. During the six months ended June 30, 2009, our global acquiring revenue represented approximately 31.1% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our revenue and customer relationships could be impacted if we were to lose bank sponsorship.

The credit card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. We regularly evaluate bank sponsorships and other relationships with financial institutions. Harris Bank, N.A. currently is our bank sponsor. Our agreement with Harris Bank renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. Accordingly, this agreement was renewed automatically in March 2009 and will remain in effect through March 2010, unless the parties mutually agree to terminate the agreement prior to any such expiration or either party exercises its right to terminate the agreement prior to any such expiration based on a material breach by the other party as set forth in the agreement. If our current bank sponsor were to terminate our agreement, and we are not able to obtain another bank sponsor in a timely manner, we would be unable to provide global acquiring services, either whole or in part, which could impact our future revenue and customer relationships.

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

Products and services provided to merchants outside the United States accounted for 6.8% and 6.6% of our revenues in the six months ended June 30, 2009 and 2008, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

•	our ability to attract new customers and to retain our existing customers;

•	customer acceptance of new products and services we may offer, including our global acquiring business;

•	customer confidence in the safety and security of transactions using our services;

•	customer acceptance of our pricing model;

•	customer acceptance of our software and our professional services offerings;

•	the success of our sales and marketing programs;

•	an interruption with one or more of our processors, other financial institutions and technology service providers;

•	seasonality of the retail sector;

•	changes in accounting rules and regulations;

•	changes in federal, state, and local income tax laws;

•	war or other international conflicts;

•	weakness in the general United States and global economies and financial markets; and

•	the lack of available capital for our customers and potential future customers.

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

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow our Board of Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future. One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of June 30, 2009, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Our Annual Meeting of Stockholders was held on May 13, 2009. The stockholders voted on proposals to:

1.	Elect seven Directors of the Company to serve until the 2010 annual meeting of stockholders.

2.	Ratify the appointment of Ernst & Young, LLP as the independent auditors for the Company for the year ending December 31, 2009.

3.	Ratify and approve an amendment to our Amended and Restated 1999 Stock Option Plan to increase the number of shares reserved thereunder from 15,500,000 shares to 19,100,000 shares.

4.	Ratify and approve an amendment to our Amended and Restated 1999 Employee Stock Purchase Plan to extend the term of the plan until August 1, 2019.

The proposals were approved by the following votes:

1.	Election of Directors

Nominee	For	Withheld
William S. McKiernan	62,992,344	2,782,238
John J. McDonnell, Jr.	60,087,652	5,686,930
Steven P. Novak	58,799,472	6,975,110
Kenneth R. Thornton	61,072,343	4,702,239
Richard Scudellari	58,105,347	7,669,235
Robert Donahue	63,058,509	2,716,073
Carl F. Pascarella	65,207,657	566,925

2.	Ratify appointment of Ernst & Young, LLP

For	Against	Abstain
60,731,320	4,971,810	71,452

3.	Ratify and approve an amendment to 1999 Stock Option Plan

For	Against	Abstain
46,605,649	10,847,955	1,210,117

4.	Ratify and approve an amendment to our Amended and Restated 1999 Employee Stock Purchase Plan

For	Against	Abstain
57,227,614	1,356,415	79,692

ITEM 5. OTHER INFORMATION

Performance Based Incentive Compensation

The Company’s 2009 Executive Bonus Plan (“Plan”) provides for bonuses for all eligible employees with a title of vice president or above (“Participant”) based on the Company’s achievement of certain annual financial targets. Upon the Company’s achievement of its internal, full year non-GAAP operating income target set forth in the Company’s 2009 financial plan, adopted and approved by the Board of Directors, all Participants, will receive a target bonus amount. Non-GAAP operating income excludes stock-based compensation, depreciation and amortization expense and certain nonrecurring items. For each Participant the target bonus amount is fixed. A description of the Plan is included in a Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2009.

The total, pre-tax dollar amount of the target bonus (including incremental bonus if applicable) paid to each Participant is comprised of two components. Seventy-five percent (75%) of the bonus amount is based on overall Company performance relative to its full year, non-GAAP operating income target. Twenty-five percent (25%) of the bonus amount is based on the performance of each individual Participant; however, if the non-GAAP operating target is not met, the performance bonus is not paid.

To evaluate individual performance, individual goals are set for the named executive officers. These include objectives that are directly related to each named executive officer’s specific business function over which he has responsibility. These objectives were approved by the Compensation Committee of the Board of Directors (“Committee”) on August 7, 2009. The Chief Executive Officer’s objectives are focused on corporate governance and transparency, strategic development, operational performance and organizational development. The individual objectives set for the Chief Financial Officer include emphasis on reporting and forecasting and the automation of specific functions. For the President and Chief Operating Officer, these individual objectives include achievement of revenue targets, growth of business alliances and expansion of the Company’s international operations. The individual objectives for the Chief Technology Officer include the continued focus on technical leadership and the implementation of new software systems. The objectives for the Senior Vice President of Worldwide Sales include the delivery of a net revenue plan and expansion of the Company’s revenue outside the United States. Accordingly, the actual compensation of a named executive officer reflects an element of the Committee’s subjective evaluation of the contribution of the named executive officer. This subjective evaluation of the impact of the individual contributions on actual compensation is not a formula based process resulting in a quantifiable amount of impact, but rather involves the exercise of discretion and judgment. This enables the Committee to differentiate among executives and emphasize the link between personal performance and compensation.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description
2.1(1)	Agreement and Plan of Reorganization, dated June 17, 2007, by and among CyberSource Corporation, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc. and Congress Acquisition Sub 1, LLC

3.1(2)	Second Amended and Restated Certificate of Incorporation of CyberSource Corporation

3.2(3)	CyberSource Corporation’s Bylaws, as amended

10.1(4)	CyberSource Corporation 2009 Executive Bonus Plan

10.2(5)*	2009 Michael Walsh Commission and Bonus Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on June 19, 2007.
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K filed on March 11, 2008.
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009.
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009.
(5)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009.
*	A portion of the exhibit has been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: August 7, 2009	By:	/s/ Steven D. Pellizzer
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)