Form 10-Q
period 2009-09-30
CYBERSOURCE CORP
filed 2009-11-06
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

(650) 965-6000

(Registrant's Telephone Number, Including Area Code)

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

As of October 23, 2009, there were 69,984,853 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,557	$73,292
Accounts receivable, net	19,176	18,251
Prepaid expenses and other current assets	7,293	5,310
Deferred income taxes	2,635	2,635

Total current assets	135,661	99,488

Property and equipment, net	22,742	16,188
Intangible assets, net	109,722	129,643
Goodwill	289,278	289,278
Non-current deferred income taxes, net	19,710	20,512
Other non-current assets	2,694	2,539
Restricted cash	1,516	1,548

Total assets	$581,323	$559,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,189	$588
Funds due to merchants	12,876	12,162
Other accrued liabilities	16,747	18,272
Deferred revenue	5,650	4,519
Accrued restructuring	1,074	847

Total current liabilities	37,536	36,388

Deferred revenue, less current portion	1,140	996
Accrued restructuring, less current portion	706	832
Other non-current liabilities	—	1,099
Other non-current tax liabilities	2,015	1,928

Total liabilities	41,397	41,243

Stockholders’ equity:
Common stock	70	69
Additional paid-in capital	812,395	796,912
Accumulated other comprehensive loss	(1,621)	(2,225)
Accumulated deficit	(270,918)	(276,803)

Total stockholders’ equity	539,926	517,953

Total liabilities and stockholders’ equity	$581,323	$559,196

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$65,662	$57,693	$189,042	$166,772
Cost of revenues	30,843	28,119	88,055	81,505

Gross profit	34,819	29,574	100,987	85,267

Operating expenses:
Product development	7,407	5,826	20,473	16,936
Sales and marketing	18,073	17,466	53,229	51,023
General and administrative	5,970	6,460	18,947	17,748

Total operating expenses	31,450	29,752	92,649	85,707

Income (loss) from operations	3,369	(178)	8,338	(440)

Other income, net	301	145	269	384
Interest income	29	346	236	1,104

Income before income taxes	3,699	313	8,843	1,048
Income tax provision	1,005	106	2,958	353

Net income	$2,694	$207	$5,885	$695

Basic net income per share	$0.04	$—	$0.08	$0.01

Diluted net income per share	$0.04	$—	$0.08	$0.01

Weighted average number of shares used in computing basic net income per share	69,714	69,444	69,308	69,157

Weighted average number of shares used in computing diluted net income per share	72,353	72,250	71,543	72,033

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,885	$695
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	19,921	21,505
Depreciation expense	6,082	4,597
Income from investment in joint venture	(292)	(161)
Stock-based compensation	7,580	7,170
Changes in operating assets and liabilities:
Accounts receivable	(925)	(646)
Prepaid expenses and other current assets	(1,983)	(532)
Deferred income taxes	802	—
Other non-current assets	169	1,145
Accounts payable	601	525
Accrued liabilities	(2,523)	3,806
Funds due to merchants	714	1,770
Deferred revenue	1,275	1,115
Other non-current tax liabilities	87	(1,095)

Net cash provided by operating activities	37,393	39,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,636)	(10,425)

Net cash used in investing activities	(12,636)	(10,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,727	6,996
Repurchase of common stock	—	(2,867)
Tax benefit from employee stock options	177	—

Net cash provided by financing activities	7,904	4,129
Effect of exchange rate changes on cash	604	(827)

Increase in cash and cash equivalents	33,265	32,771
Cash and cash equivalents at beginning of period	73,292	40,393

Cash and cash equivalents at end of period	$106,557	$73,164

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2008 with the Securities and Exchange Commission (“SEC”) on February 27, 2009, SEC File No. 000-26477.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative GAAP recognized by the FASB. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed the Company’s references to U.S. GAAP but did not have a material impact on the Company’s consolidated financial statements.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” The Company recognized stock-based compensation expenses before income taxes in the consolidated statements of income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of revenues	$493	$428	$1,357	$1,175
Product development	579	533	1,637	1,624
Sales and marketing	543	470	1,562	1,351
General and administrative	1,071	955	3,024	3,020

	$2,686	$2,386	$7,580	$7,170

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

Long-Lived Assets

ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of September 30, 2009, the Company’s goodwill, in connection with its acquisition of Authorize.Net in November 2007, had a carrying value of approximately $289.3 million. The Company evaluates the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist.

ASC Section 360-10-35,“Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-35”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of September 30, 2009, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $109.7 million. The Company evaluates the intangible assets on an annual basis as of July 31 or when indicators of impairment may exist.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

To evaluate potential impairment, ASC 350 and ASC 360-10-35 require the Company to assess whether the estimated fair value of its goodwill and intangible assets are greater than their respective carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company did not recognize any goodwill or intangible asset impairment charges during the nine months ended September 30, 2009.

Income Taxes

Income taxes are calculated under the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities as well as the effects of net operating loss and credit carryforwards to determine deferred tax assets and liabilities. Valuation allowances are established and adjusted when necessary to reduce deferred tax assets to the amounts expected to be realized on a more likely than not basis. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement.

Subsequent Events

Pursuant to ASC Topic 855, “Subsequent Events,” the Company has evaluated subsequent events through November 6, 2009, the date the financial statements for the nine months ended September 30, 2009 were issued, and concluded that there were no subsequent events that required disclosure.

Recent Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). FASB Interpretation No. 46(R) is now part of ASC Subtopic 810-10 (“ASC 810-10”). SFAS 167 amends the consolidation guidance for variable-interest entities under ASC 810-10. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 will be effective for the Company as of January 1, 2010 and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon the adoption of SFAS 167.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)” (“ASU 2009-13”) which addresses arrangements with multiple-deliverable revenue arrangements under ASC Subtopic 605-25. It provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It (1) requires an entity to allocate revenue in an arrangement using estimated selling price of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price and (2) eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The Company will apply ASU 2009-13 on a prospective basis for revenue arrangements entered into or materially modified beginning on or after January 1, 2011. Earlier application is permitted. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon the adoption of ASU 2009-13.

2. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$2,694	$207	$5,885	$695
Change in cumulative translation adjustment	(252)	(824)	604	(827)

Comprehensive income (loss)	$2,442	$(617)	$6,489	$(132)

3. FUNDS DUE TO MERCHANTS

As of September 30, 2009, the Company was holding funds in the amount of approximately $12.9 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days. The Company’s agreements with its customers do not contain any terms or conditions that legally restrict the use of cash amounts classified on the balance sheet as funds due to merchants.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INTANGIBLE ASSETS, NET

The components of intangible assets, net as of September 30, 2009 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$7,206	$78,894
Merchant contracts and related relationships	49,300	30,801	18,499
Existing technology	21,900	10,477	11,423
Trade name	3,900	3,734	166
Processor relationships	1,200	460	740

Total	$162,400	$52,678	$109,722

The amortization expense for the three months ended September 30, 2009 and 2008 was approximately $6.6 million and $7.2 million, respectively. The amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $19.9 million and $21.5 million, respectively.

Estimated future amortization expense for the intangible assets recorded on the Company’s September 30, 2009 balance sheet is as follows (in thousands):

Amount
Remainder of 2009	$6,309
2010	21,777
2011	18,743
2012	12,903
2013	10,038
Thereafter	39,952

Total	$109,722

5. RESTRUCTURING CHARGES

As a result of the Company’s acquisition of Authorize.Net in November 2007, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. In March 2009, the Company recorded a restructuring charge of approximately $0.9 million as a result of updating the assumptions associated with the Company’s excess office space in Burlington, Massachusetts and American Fork, Utah. The expense was included in general and administrative expenses during the nine months ended September 30, 2009.

The following table summarizes the activity in the restructuring accrual for the nine months ended September 30, 2009 (in thousands):

	Balance at December 31, 2008	Adjustment to Restructuring Charge	Cash Payments	Balance at September 30, 2009
Facilities related charges	$1,679	932	(831)	$1,780

The Company has lease obligations related to its exited facilities which extend through the year 2012.

6. RESTRICTED CASH

As of September 30, 2009, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has approximately $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

7. LEGAL MATTERS

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering during the period from June 23, 1999 through December 6, 2000. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The two individual defendants are alleged to be liable because of their involvement in preparing and signing the registration statement for the offering, which allegedly failed to disclose the supposedly excessive commissions. On December 7, 2001, an amended complaint was filed in one of the actions to expand the purported class to persons who purchased the Company’s stock issued pursuant to or traceable to the follow-on public offering during the period from November 4, 1999 through December 6, 2000. The lawsuit filed against the Company is one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 19, 2002, a consolidated amended complaint was filed to consolidate all of the complaints and claims into one case. The consolidated amended complaint alleges claims that are virtually identical to the amended complaint filed on December 7, 2001 and the original complaints. In October 2002, the claims against the Company’s officer and a former officer that were named in the amended complaint were dismissed without prejudice. In July 2002, the Company, along with other issuer defendants in the case, filed a motion to dismiss the consolidated amended complaint with prejudice. On February 19, 2003, the district court issued a written decision denying the motion to dismiss with respect to CyberSource and the individual defendants. On July 2, 2003, a committee of the Company’s Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, the Company informed the district court that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court entered an order terminating the settlement agreement. On August 14, 2007, the plaintiffs filed their second consolidated amended class action complaints against the focus cases and on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss the second consolidated amended class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Briefing on the class certification motion was filed on April 22, 2008, and briefing on these motions was completed in May 2008. On April 2, 2009, the underwriters, issuers, insurance companies, individual defendants, and plaintiffs filed with the court for approval a finalized settlement agreement that was accepted by most parties to the litigation. On June 10, 2009, the court issued a preliminary approval of the settlement. On October 9, 2009, the court issued a final order approving the settlement. Pursuant to the terms of the proposed settlement, the Company’s insurer will cover any and all legal fees and damages payments on behalf of the Company and will waive the retention portion of the coverage amount. Accordingly, the Company will incur no costs or expenses related to this litigation. On October 23, 2009, three individuals that opted out of the plaintiffs’ class, filed a petition in the United States Court of Appeals for the Second Circuit, seeking permission to appeal the class certification. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On August 11, 2004, the Company filed suit in the Northern District of California against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “’154 Patent”). The Company served ReD US with the complaint on August 12, 2004, and the Company served ReD UK with the complaint on August 13, 2004. On September 30, 2004, ReD responded to the Company’s complaint. ReD filed a motion to stay the case for 90 days pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ’154 Patent. ReD also filed a motion for a more definite statement by the Company with respect to its allegation that ReD is willfully infringing the ’154 Patent. In addition, ReD UK filed a motion to dismiss the action against it on the ground that it is not subject to personal jurisdiction in the Northern District of California. On October 27, 2004, ReD filed a request for re-examination with the PTO, based on prior art ReD discovered that allegedly invalidates the Patent. On October 28, 2004, the Company filed an opposition to ReD’s motion to stay the case for 90 days and an opposition to ReD’s motion for a more definite statement with respect to willful infringement. Based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the court’s personal jurisdiction. In return, ReD UK agreed that if the Company later establishes that personal jurisdiction existed, the Company could re-file against ReD UK in this action without prejudice to its damages claim. The Company also filed an amended complaint, removing ReD UK as a named defendant and restating the

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

willful infringement claim. On November 16, 2004, the court granted ReD’s motion to stay the proceedings pending the PTO’s decision as to whether it will grant ReD’s request for re-examination. On December 30, 2004, the PTO granted ReD’s request for a re-examination. On January 19, 2005, ReD filed a motion to dismiss the case without prejudice or to extend the stay until completion of the re-examination process. On January 24, 2005, the court extended the stay pending the re-examination process, vacated ReD’s motion to dismiss, and ordered quarterly updates as to the status of the re-examination process. On April 25, 2005, the parties filed a joint status report that was approved by the court. On June 20, 2005, the PTO issued a preliminary office action rejecting all of the claims of the ’154 Patent based on one of the prior art references cited by ReD. On July 14, 2005, the Company met with the PTO examiner handling the re-examination to distinguish the prior art from the claims of the ’154 Patent. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ’154 Patent. On September 7, 2006, the Company filed a response to the office action requesting certain amendments to the claims. On October 10, 2006, the PTO filed a response rejecting the amendments and extending the Company’s deadline to file a notice of appeal. On October 30, 2006, the Company filed a notice of appeal. On December 22, 2006, the Company filed the appeal brief. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. On August 5, 2008, the PTO issued the Ex Parte Reexamination Certificate. Accordingly, the patent was re-validated. On April 25, 2008, litigation proceedings in the case were reinstated. On July 14, 2008, a case management conference was held, at which time the parties agreed to participate in a settlement conference. The settlement conference was held on August 15, 2008, but no agreement was reached. In October 2008, ReD filed two motions for summary judgment. On November 24, 2008, the Court denied one of the motions and ruled that the other motion was premature. On January 26, 2009, ReD filed three additional motions for summary judgment. On March 27, 2009, the Court granted summary judgment, finding the Company’s patent claims invalid based on the patentability standard articulated in In re Bilski. On April 15, 2009, the court issued a judgment invalidating the patent. On May 13, 2009, the Company filed a notice of appeal. On July 8, 2009, the Company filed a motion to stay the appeal pending the outcome of Bilski vs. Doll, which is currently pending before the U.S. Supreme Court and which was the basis for the District Court’s March 27, 2009 decision in our case. While there can be no assurances as to the outcome of an appeal, the Company does not presently believe that the continuation of this lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

On April 1, 2009, John Pettitt, Murphy Labrador Corporation and Max GSD Trust filed suit in the Superior Court of the State of California, Marin County, entitled John Pettitt, et al. v. CyberSource Corporation, et al., No. CIV 091005. The Company’s stock transfer agent, American Stock Transfer & Trust Company (“AS&T”), is also a named defendant. The Company was served with a First Amended Complaint on or around April 20, 2009. The complaint alleges, among other things, breach of contract, conversion, breach of fiduciary duty, and negligent infliction of emotional distress, arising from the transfer by AS&T of 100,000 shares of CyberSource common stock that were owned by Murphy Labrador Corporation to the State of California under California’s Unclaimed Property Law (“UPL”). Upon receipt of the shares from AS&T, and pursuant to the UPL, the State of California sold the shares at approximately $6.63 per share. The proceeds of the sale of the shares were recovered by Murphy Labrador Corporation, but plaintiffs are seeking re-issuance of the 100,000 shares or alternatively special damages of $877,000, unspecified consequential damages, interest, attorney’s fees, and punitive damages. On June 4, 2009, the Company filed a demurrer to dismiss the case. Prior to a scheduled hearing on the demurrer, plaintiffs filed a Second Amended Complaint on July 24, 2009. On August 17, 2009, the Company filed an answer to the Second Amended Complaint denying all allegations and asserting affirmative defenses. The court ordered the parties to undergo mediation by December 2009. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A summary of the Company’s stock option activity during the nine months ended September 30, 2009 is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2008	8,825,496	$9.82
Granted	1,851,000	$12.44
Exercised	(962,734)	$7.91
Forfeited	(123,368)	$14.60

Outstanding as of September 30, 2009	9,590,394	$10.46	4.07	$63,740,705

Vested and expected to vest as of September 30, 2009	9,283,074	$10.39	4.05	$62,436,222
Exercisable as of September 30, 2009	5,446,924	$9.10	3.70	$45,232,803

During the three and nine months ended September 30, 2009, the total intrinsic value of stock options exercised was approximately $4.3 million and $7.3 million, respectively. During the three and nine months ended September 30, 2008, the total intrinsic value of stock options exercised was approximately $2.3 million and $11.0 million, respectively. As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $19.2 million, which is expected to be recognized over a weighted average period of approximately 2.46 years. During the three and nine months ended September 30, 2009, the total cash received from the exercise of stock options was approximately $4.2 million and $7.7 million, respectively. During the three and nine months ended September 30, 2008, the total cash received from the exercise of stock options was approximately $1.6 million and $7.0 million, respectively.

For stock options granted during the three and nine months ended September 30, 2009 and 2008, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	1.45%	2.74%	1.45% - 1.72%	1.86% - 3.18%
Dividend yield	—	—	—	—
Volatility	0.59	0.50	0.58 - 0.60	0.49 - 0.50
Expected life (years)	3.58	3.54	3.58	3.54

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

The weighted average fair value of options granted was $7.10 and $6.50 per share for options granted during the three months ended September 30, 2009 and 2008, respectively. The weighted average fair value of options granted was $5.39 and $5.07 per share for options granted during the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, the Company had 100,000 restricted shares outstanding, none of which have vested.

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

On November 21, 2008, the Board of Directors authorized management to use up to $15.0 million to repurchase shares of the Company’s common stock through March 31, 2009. During the period beginning November 21, 2008 and ended December 31, 2008, the Company repurchased 88,781 shares at an average price of $7.95 per share, including repurchase costs. No shares were repurchased during the nine months ended September 30, 2009.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 30, 2009.

11. NET INCOME PER SHARE

The components of basic and diluted net income per share are as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Basic net income per share computation:
Net income	$2,694	$207	$5,885	$695

Weighted-average common shares outstanding	69,714	69,444	69,308	69,157

Basic net income per share attributable to common stockholders	$0.04	$—	$0.08	$0.01

Diluted net income per share computation:
Net income	$2,694	$207	$5,885	$695

Weighted-average common shares outstanding	69,714	69,444	69,308	69,157
Incremental shares attributable to the assumed exercise of outstanding options	2,639	2,806	2,235	2,876

Total diluted weighted average common shares	72,353	72,250	71,543	72,033

Diluted net income per share attributable to common stockholders	$0.04	$—	$0.08	$0.01

The computation of diluted net income per share excluded approximately 550,000 and 423,000 options to purchase shares of common stock for the three months ended September 30, 2009 and 2008, respectively, and approximately 781,000 and 440,000 options to purchase shares of common stock for the nine months ended September 30, 2009 and 2008, respectively, because the effect would have been antidilutive.

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

Income tax expense for the nine months ended September 30, 2009 was $3.0 million, or 33% of pre-tax income, compared to $0.4 million, or 34% of pre-tax income for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of tax credits and lower foreign statutory tax rates, partially offset by the unfavorable impact of stock-based compensation and state income taxes. The effective tax rate for the nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of lower foreign statutory tax rates with similar unfavorable offsets attributable to stock-based compensation and state income taxes, which were primarily driven by recent legislative changes suspending the usage of California net operating loss carryforwards.

As of September 30, 2009, the Company’s total gross unrecognized tax benefits increased to $6.6 million compared to $4.7 million as of December 31, 2008. Of the total gross unrecognized tax benefits, $6.6 million, if recognized, would reduce the Company’s effective tax rate in the period of recognition. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Interest and penalties of $0.5 million are included in the unrecognized tax benefits.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

13. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 1 financial assets measured at fair value on a recurring basis consisted of cash accounts of approximately $70.9 million and money market funds (cash equivalents) of approximately $35.7 million as of September 30, 2009. The Company had no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking, including statements regarding our expectations, objectives, anticipations, estimations, intentions, plans, hopes, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to statements regarding dividend payments, changes in revenue and expense levels, sufficiency of cash resources and liquidity, realization of goodwill, impact of acquisitions, valuation determinations, the effect of competition, growth levels, fraud-prevention in connection with our services and platform, intellectual property protection, legal proceedings, and regulatory impact. Such forward looking statements include, but are not limited to our expectations:

•	that analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages;

•	regarding the effectiveness of our systems and procedures to detect and prevent consumer and merchant fraud;

•	regarding our ability to prevent security breaches and maintain confidential data;

•	that we will be able to prevent system disruptions and accommodate increases in volume demand;

•	regarding the continuity of our bank sponsor relationship;

•	strength and growth of our small business and gateway offerings as well as our channel partners;

•	about the impact of our lawsuit with ReD and other litigation matters;

•	about the prospect of international expansion representing a major opportunity for us to grow our business over the long term;

•	regarding whether investments in channel relationships will attract new resellers and partners as well as strengthen our existing relationships;

•	that the number of new merchants signed illustrate a return on our investment in tools and training;

•	regarding the level of expenses and revenue growth for the remainder of 2009; and

•	that our cash and cash equivalents balance as of September 30, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months.

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

Some key operating metrics that members of our senior management regularly review to evaluate our financial results include transaction volume, new customer sign-ups, authorization dollars processed and revenue. Key elements of our growth strategy include international expansion, risk and security management, and resellers and partner channels. International expansion represents a major opportunity for us to grow our business over the long term. For example, we opened a development center in Northern Ireland in May, 2008 and we opened a sales office in Singapore in May, 2009. We continue to enhance our fraud solutions with new features such as device fingerprinting and advanced levels of automation to increase the efficiency of order review and reduce fraud. Our channel partner program consisting of approximately 4,500 resellers and affiliate partners have become an increasingly important part of our sales strategy. We believe that investing in these channel relationships will attract new resellers and partners as well as strengthen our existing relationships. We signed approximately 1,300 new resellers and affiliate partners during the nine months ended September 30, 2009.

As of September 30, 2009, approximately 284,000 businesses used our solutions, an increase of approximately 30,600 customers since December 31, 2008. For the nine months ended September 30, 2009, we processed approximately 1.7 billion transactions. The dollar value of all credit card authorization requests we processed during the nine months ended September 30, 2009 was approximately $85.3 billion. The dollar value of all credit card authorization requests we processed as the merchant acquirer during the nine months ended September 30, 2009 was approximately $2.2 billion. As the dollar value of credit card authorization requests we process as the merchant acquirer increases, we expect our global acquiring fees to increase and our gross margins to possibly decrease; and, as the dollar value of credit card authorization requests we process as the merchant acquirer decreases, we expect our global acquiring fees to decrease.

We primarily derive our revenues from monthly commerce transaction processing fees, global acquiring fees, support service fees and set-up fees. Revenue associated with each type of transaction service fee is recognized separately as the respective service is performed. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Support service fees are recognized as the related services are provided and costs are incurred. Set-up fees are deferred and recognized over the expected life of the merchant to the extent that the life can be estimated or, if not estimable, then over the contract period.

On October 22, 2009, we announced changes to our senior management. William S. McKiernan will resign as our Chief Executive Officer effective January 1, 2010. Mr. McKiernan will remain with the company as Executive Chairman. Michael A. Walsh, currently our Senior Vice President of Worldwide Sales, will become our President and Chief Executive Officer, effective January 1, 2010. In addition, the employment of Scott R. Cruickshank, previously our President and Chief Operating Officer, terminated as of October 22, 2009.

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. A full discussion of the following accounting policies is included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer you to that discussion. There were no material changes in the application of critical accounting policies during the nine months ended September 30, 2009.

•	Revenue Recognition

•	Accounts Receivable

•	Reserve for Merchant Losses

•	Legal Contingencies

•	Accounting for Income Taxes

•	Stock-based Compensation

•	Long-Lived Assets

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.0	48.7	46.6	48.9

Gross profit	53.0	51.3	53.4	51.1
Operating expenses:
Product development	11.3	10.1	10.8	10.2
Sales and marketing	27.5	30.3	28.2	30.6
General and administrative	9.1	11.2	10.0	10.6

Total operating expenses	47.9	51.6	49.0	51.4

Income (loss) from operations	5.1	(0.3)	4.4	(0.3)
Interest and other income, net	0.5	0.9	0.3	0.9

Income before income taxes	5.6	0.6	4.7	0.6
Income tax provision	1.5	0.2	1.6	0.2

Net income	4.1%	0.4%	3.1%	0.4%

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues. Revenues were $65.7 million for the three months ended September 30, 2009, as compared to $57.7 million for the three months ended September 30, 2008, an increase of approximately $8.0 million or 13.8%. The increase in revenues was primarily from new customers as well as an increase in total transactions processed. Revenues from new customers that entered into contracts during the twelve months ended September 30, 2009 represented approximately 15% of total revenues for the three months ended September 30, 2009; while revenues from existing customers represented approximately 85% of total revenues for the three months ended September 30, 2009. Revenues from new customers that entered into contracts during the twelve months ended September 30, 2008 represented approximately 16% of total revenues for the three months ended September 30, 2008; while revenues from existing customers represented approximately 84% of total revenues for the three months ended September 30, 2008. We added approximately 35,000 gross and 10,200 net new customers during the three months ended September 30, 2009, as compared to approximately 27,000 gross and 7,600 net new customers during the three months ended September 30, 2008.

We processed approximately 611 million transactions during the three months ended September 30, 2009, as compared to approximately 469 million transactions processed during the three months ended September 30, 2008, an increase of approximately 30%. The dollar value of all credit card authorization requests we processed in the three months ended September 30, 2009 was approximately $29.0 billion, as compared to approximately $27.5 billion for the three months ended September 30, 2008, an increase of approximately 6%.

Global acquiring revenues were approximately $20.3 million, or 31% of total revenues for the three months ended September 30, 2009, as compared to approximately $20.1 million, or 35% of total revenues for the three months ended September 30, 2008. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services. We had approximately 6,000 global acquiring customers as of September 30, 2009 as we added approximately 800 new acquiring customers during the three months ended September 30, 2009. We had approximately 4,000 global acquiring customers as of September 30, 2008 as we added approximately 1,100 new acquiring customers during the three months ended September 30, 2008. The dollar value of all credit card authorization requests we processed as the merchant acquirer in the three months ended September 30, 2009 was approximately $800 million, as compared to approximately $630 million for the three months ended September 30, 2008, an increase of approximately 27%.

Revenues from our European operations were $5.2 million and $3.9 million during the three months ended September 30, 2009 and 2008, respectively, and accounted for approximately 7.9% and 6.7% of our revenues for the three months ended September 30, 2009 and 2008, respectively. Revenues from our European operations consist primarily of commerce transaction fees as we currently are unable to offer acquiring services in Europe due to the lack of a sponsor bank. Transactions processed by our European operations were approximately 156.0 million transactions, or 26% of total transactions processed, for the three months ended September 30, 2009 as compared to approximately 103.0 million transactions, or 22% of total transactions processed, for the three months ended September 30, 2008, an increase of approximately 52%.

Cost of Revenues. Cost of revenues consist primarily of costs incurred in the delivery of commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $30.8 million or 47.0% of revenues for the three months ended September 30, 2009, as compared to $28.1 million or 48.7% of revenues for the three months ended September 30, 2008. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $0.7 million, an increase in depreciation expense of approximately $0.6 million, and an increase in other third-party fees of approximately $0.5 million. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenues.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $7.4 million for the three months ended September 30, 2009, as compared to $5.8 million for the three months ended September 30, 2008, an increase of approximately $1.6 million or 27.1%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $0.8 million and an increase in depreciation expense of approximately $0.2 million. As a percentage of revenues, product development expenses were 11.3% for the three months ended September 30, 2009, as compared to 10.1% for the three months ended September 30, 2008. The increase is primarily due to the increase in headcount to support existing and new development projects during the three months ended September 30, 2009, offset to a certain extent, by the increase in revenues. We expect product development expenses in the three months ended December 31, 2009 to moderately increase in absolute dollars as compared to the three months ended September 30, 2009 as we continue to increase headcount to support existing and additional development projects. As a percentage of revenues, we expect product development expenses in the three months ended December 31, 2009 to be relatively consistent with the three months ended September 30, 2009 due primarily to expected revenue growth.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $18.1 million for the three months ended September 30, 2009, as compared to $17.5 million for the three months ended September 30, 2008, an increase of approximately $0.6 million or 3.5%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $0.6 million and an increase in compensation-related expense of approximately $0.4 million, offset by a decrease of approximately $0.4 million in intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses decreased to 27.5% for the three months ended September 30, 2009, as compared to the 30.3% for the three months ended September 30, 2008. The decrease is primarily due to the increase in revenues for the three months ended September 30, 2009, offset to a certain extent, by the increase in sales and marketing expenses. We expect sales and marketing expenses in the three months ended December 31, 2009 to moderately increase in absolute dollars as compared to the three months ended September 30, 2009. As a percentage of revenues, we expect sales and marketing expenses in the three months ended December 31, 2009 to be relatively consistent with the three months ended September 30, 2009 due primarily to expected revenue growth.

General and Administrative. General and administrative expenses consist primarily of compensation for executive and administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $6.0 million for the three months ended September 30, 2009, as compared to $6.5 million for the three months ended September 30, 2008, a decrease of approximately $0.5 million or 7.6%. As a percentage of revenues, general and administrative expenses were 9.1% for the three months ended September 30, 2009, as compared to the 11.2% for the three months ended September 30, 2008. The decrease is primarily due to a decrease in restructuring charges of approximately $0.3 million related to our excess office space in Burlington, Massachusetts. We expect that general and administrative expenses in the three months ended December 31, 2009 will be relatively consistent in absolute dollars as compared to the three months ended September 30, 2009. As a percentage of revenues, we expect general and administrative expenses in the three months ended December 31, 2009 to moderately decrease due primarily to expected revenue growth.

Other Income, net. Other income, net consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other income, net was approximately $0.3 million for the three months ended September 30, 2009, as compared to approximately $0.1 million for the three months ended September 30, 2008. The increase is primarily due to an increase in gains due to foreign currency fluctuations of approximately $0.2 million. Other income, net for the three months ended September 30, 2009 consisted of approximately $0.1 million of income from CyberSource K.K and approximately $0.2 million of gains due to foreign currency fluctuations.

Interest Income. Interest income which consists of interest earnings on cash and cash equivalents was $29,000 for the three months ended September 30, 2009 as compared to $0.3 million for the three months ended September 30, 2008. The decrease is due to lower interest rates. We expect interest income in the three months ended December 31, 2009 to be relatively consistent with the three months ended September 30, 2009.

Income Tax Provision. Income tax expense, including discrete items, for the three months ended September 30, 2009 was approximately $1.0 million on pre-tax income of $3.7 million, as compared to $0.1 million on pre-tax income of $0.3 million for the three months ended September 30, 2008. The increase is primarily due to higher pre-tax income for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of tax credits and lower foreign statutory tax rates, partially offset by the unfavorable impact of stock-based compensation and state income taxes. The effective tax rate for the third quarter of 2008 differs from the U.S. federal statutory rate of 35% primarily due to the lower pre-tax income and lower foreign statutory tax rates.

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

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues. Revenues were $189.0 million for the nine months ended September 30, 2009, as compared to $166.8 million for the nine months ended September 30, 2008, an increase of approximately $22.3 million or 13.4%. The increase in revenues was primarily from new customers as well as an increase in total transactions processed. Revenues from new customers that entered into contracts during the twelve months ended September 30, 2009 represented approximately 12% of total revenues for the nine months ended September 30, 2009; while revenues from existing customers represented approximately 88% of total revenues for the nine months ended September 30, 2009. Revenues from new customers that entered into contracts during the twelve months ended September 30, 2008 represented approximately 11% of total revenues for the nine months ended September 30, 2008; while revenues from existing customers represented approximately 89% of total revenues for the nine months ended September 30, 2008. We added approximately 104,500 gross and 30,600 net new customers during the nine months ended September 30, 2009, as compared to approximately 78,000 gross and 17,600 net new customers during the nine months ended September 30, 2008.

We processed approximately 1.7 billion transactions during the nine months ended September 30, 2009, as compared to approximately 1.4 billion transactions processed during the nine months ended September 30, 2008, an increase of approximately 23%. The dollar value of all credit card authorization requests we processed in the nine months ended September 30, 2009 was approximately $85.3 billion, as compared to approximately $81.5 billion for the nine months ended September 30, 2008, an increase of approximately 5%.

Global acquiring revenues was approximately $58.7 million, or 31.0% of total revenues, for the nine months ended September 30, 2009, as compared to approximately $56.8 million, or 34.1% of total revenues, for the nine months ended September 30, 2008. We had approximately 6,000 global acquiring customers as of September 30, 2009 as we added approximately 2,750 new acquiring customers during the nine months ended September 30, 2009. We had approximately 4,000 global acquiring customers as of September 30, 2008 as we added approximately 2,900 new acquiring customers during the nine months ended September 30, 2008. The dollar value of all credit card authorization requests we processed as the merchant acquirer in the nine months ended September 30, 2009 was approximately $2.2 billion, as compared to approximately $1.8 billion for the nine months ended September 30, 2008.

Revenues from our European operations were $13.5 million and $11.0 million during the nine months ended September 30, 2009 and 2008, respectively, and accounted for 7.2% and 6.6% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. Transactions processed by our European operations were approximately 439.1 million transactions, or 26% of total transactions processed, for the nine months ended September 30, 2009 as compared to approximately 277.0 million transactions, or 20% of total transactions processed, for the nine months ended September 30, 2008, an increase of approximately 59%.

Cost of Revenues. Cost of revenues was $88.1 million or 46.6% of revenues for the nine months ended September 30, 2009, as compared to $81.5 million or 48.9% of revenues for the nine months ended September 30, 2008. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $3.5 million, an increase in depreciation expense of approximately $1.2 million, and an increase in other third-party fees of approximately $1.1 million. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenues.

Product Development. Product development expenses were $20.5 million for the nine months ended September 30, 2009, as compared to $16.9 million for the nine months ended September 30, 2008, an increase of approximately $3.5 million or 20.9%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $2.3 million and an increase in depreciation expense of approximately $0.2 million. As a percentage of revenues, product development expenses increased to 10.8% in the nine months ended September 30, 2009, as compared to the 10.2% for the nine months ended September 30, 2008. The increase is primarily due to an increase in headcount to support existing and new development projects during the nine months ended September 30, 2009, offset to a certain extent, by an increase in revenues.

Sales and Marketing. Sales and marketing expenses were $53.2 million for the nine months ended September 30, 2009, as compared to $51.0 million for the nine months ended September 30, 2008, an increase of approximately $2.2 million or 4.3%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $2.1 million and an increase in compensation-related expense of approximately $1.3 million, offset by a decrease of approximately $1.3 million in intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses decreased to 28.2% for the nine months ended September 30, 2009, as compared to the 30.6% for the nine months ended September 30, 2008. The decrease is primarily due to the increase in revenues for the nine months ended September 30, 2009, offset to a certain extent, by the increase in sales and marketing expenses.

General and Administrative. General and administrative expenses were $18.9 million for the nine months ended September 30, 2009, as compared to $17.7 million for the nine months ended September 30, 2008, an increase of approximately $1.2 million or 6.8%. The increase is primarily due to an increase in legal fees and outside services of approximately $1.0 million and an increase in restructuring charges of approximately $0.5 million related to our excess office space in Burlington, Massachusetts and American Fork, Utah. As a percentage of revenues, general and administrative expenses decreased to 10.0% for the nine months ended September 30, 2009, as compared to the 10.6% for the nine months ended September 30, 2008. The decrease is primarily due to the increase in revenues for the nine months ended September 30, 2009, offset to a certain extent, by the increase in legal fees and outside services as well as restructuring charges.

Other Income, net. Other income, net was approximately $0.3 million for the nine months ended September 30, 2009, as compared to approximately $0.4 million for the nine months ended September 30, 2008. The decrease is primarily due to an increase in losses due to foreign currency fluctuations of approximately $0.4 million, offset by an increase in proceeds from a legal settlement of approximately $0.2 million and an increase in income from CyberSource K.K. of approximately $0.1 million. Other income, net for the nine months ended September 30, 2009 consisted of approximately $0.2 million of proceeds from a legal settlement and $0.3 million of income from CyberSource K.K., offset by approximately $0.2 million of loss due to foreign currency fluctuations.

Interest Income. Interest income was $0.2 million for the nine months ended September 30, 2009 as compared to $1.1 million for the nine months ended September 30, 2008. The decrease is due to lower interest rates.

Income Tax Provision. Income tax expense for the nine months ended September 30, 2009 was approximately $3.0 million on pre-tax income of $8.8 million, as compared to $0.4 million on pre-tax income of $1.0 million for the nine months ended September 30, 2008. The increase is primarily due to higher pre-tax income for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of tax credits and lower foreign statutory tax rates, partially offset by the unfavorable impact of stock-based compensation and state income taxes. The effective tax rate for the nine months ended September 30, 2008 differs from the U.S. federal statutory rate of 35% primarily due to the favorable impact of lower foreign statutory tax rates with similar unfavorable offsets attributable to stock-based compensation and state income taxes, which were primarily driven by recent legislative changes suspending the usage of California net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $106.6 million as of September 30, 2009 compared to $73.3 million as of December 31, 2008, an increase of approximately $33.3 million. The increase is primarily due to cash provided by operating activities of approximately $37.4 million, which is net of bonuses paid under the company-wide bonus plan of approximately $4.5 million, and proceeds from the issuance of the Company’s common stock resulting from stock option exercises of approximately $7.7 million, offset by capital expenditures of approximately $12.6 million.

We believe that our cash and cash equivalents, which consist of only money market funds, as of September 30, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of September 30, 2009, consisting of future minimum lease payments under all non-cancelable operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$13,806	$5,221	$7,804	$781
Purchase obligations	1,404	702	702	—

Total commitments	$15,210	$5,923	$8,506	$781

We have excluded tax contingencies totaling approximately $2.0 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). FASB Interpretation No. 46(R) is now part of ASC Subtopic 810-10 (“ASC 810-10”). SFAS 167 amends the consolidation guidance for variable-interest entities under ASC 810-10. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 will be effective for us as of January 1, 2010 and for interim and annual reporting periods thereafter. Earlier application is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon the adoption of SFAS 167.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605)” (“ASU 2009-13”) which addresses arrangements with multiple-deliverable revenue arrangements under ASC Subtopic 605-25. It provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It (1) requires an entity to allocate revenue in an arrangement using estimated selling price of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price and (2) eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. We will apply ASU 2009-13 on a prospective basis for revenue arrangements entered into or materially modified beginning on or after January 1, 2011. Earlier application is permitted. We have not yet determined the effect on our consolidated financial statements, if any, upon the adoption of ASU 2009-13.

Factors That May Affect Future Results

A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, we are exposed to foreign currency risk. The majority of sales are currently made in U.S. dollars or Pounds Sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. We also have non-functional currency cash balances that are exposed to foreign currency risk. Currently, we do not have any arrangements to hedge against the effects of currency fluctuations. For the nine months ended September 30, 2009, we incurred approximately $0.2 million of loss due to foreign currency fluctuations.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to chargebacks resulting from consumer fraud or merchant fraud. During the nine months ended September 30, 2009, our global acquiring revenue represented approximately 31.0% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our revenue and customer relationships could be impacted if we were to lose bank sponsorship.

The credit card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. We regularly evaluate bank sponsorships and other relationships with financial institutions. Harris Bank, N.A. currently is our bank sponsor. Our agreement with Harris Bank renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. Accordingly, this agreement was renewed automatically in March 2009 and will remain in effect through March 2011, unless the parties mutually agree to terminate the agreement prior to any such expiration or either party exercises its right to terminate the agreement prior to any such expiration based on a material breach by the other party as set forth in the agreement. If our current bank sponsor were to terminate our agreement, and we are not able to obtain another bank sponsor in a timely manner, we would be unable to provide global acquiring services, either whole or in part, which could impact our future revenue and customer relationships.

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

If we unexpectedly lose key management personnel, we may not be able to successfully manage our business and achieve our objectives.

Our success will depend in part upon our ability to retain key management personnel and other key members of management because of their experience and knowledge regarding the development, opportunities, and challenges of our business. Disruptions in our senior management team may result in increased attrition of our personnel as new reporting relationships are established and if other companies target our executives. We do not maintain any key-man insurance covering the death or disability of any of our executive officers. None of our current key employees are subject to legal obligations that enable us to retain them for a specific period of time. Competition for qualified personnel can be intense. We may not be successful in attracting and retaining key employees in the future. Loss of key personnel could have a material adverse effect on our business and results of operations.

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

Products and services provided to merchants outside the United States accounted for 7.2% and 6.6% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow our Board of Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future. One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of September 30, 2009, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

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

CYBERSOURCE CORPORATION
(Registrant)

Date: November 6, 2009	By:	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)