Form 10-K
period 2009-12-31
CYBERSOURCE CORP
filed 2010-02-26
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐  Yes    ☒  No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009 was approximately $929 million (based on a closing sale price of $15.30 per share as reported for the NASDAQ Global Select Market on June 30, 2009). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of February 12, 2010 was 70,558,784.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

CAUTIONARY STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking, including statements regarding our expectations, objectives, anticipations, estimations, intentions, plans, hopes, beliefs, or strategies regarding the future. Such forward-looking statements include, but are not limited to our expectations:

•	that analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages;

•	regarding market data estimating dollar losses due to fraud, and the effectiveness of our systems and procedures to detect and prevent consumer and merchant fraud;

•	regarding our ability to prevent security breaches and maintain confidential data;

•	that we will be able to prevent system disruptions and accommodate increases in volume demand;

•	regarding increases in competitive pressures, which may result in the reduction of our prices or our market share;

•	the ability of our technologies and employees to deliver services and performance;

•	regarding the continuity of our bank sponsor relationship;

•	that we will incur approximately $21.8 million of incremental annual amortization expense relating to the Authorize.Net merger during the fiscal year ended December 31, 2010;

•	about the impact of our lawsuit with ReD and other litigation matters;

•	to continue expanding our international capabilities, enhancing our risk and security management offerings, and increasing the number of our resellers and partner channels;

•	regarding increases or decreases in our global acquiring fees and gross margins based upon changes in the dollar value of credit card authorization requests we process;

•	regarding the level of expenses and revenue growth in 2010; and

•	that our cash and cash equivalents balance as of December 31, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months.

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

Company Overview

CyberSource Corporation (“CyberSource” or the “Company”) is a leading provider of electronic payment and risk management solutions. Our solutions enable electronic payment processing for Web, call center, and point-of-sale environments. We partner with and connect to a large network of payment processors and other payment service providers to offer merchants a single source solution that simplifies electronic payment management. Our payment solutions allow eCommerce merchants to accept a wide range of online payment options, from credit cards and electronic checks, to global payment options and emerging payment types. We also offer industry leading risk management solutions to help online merchants address complexities such as credit card fraud, online tax requirements, and export controls. CyberSource Professional Services help to design, integrate, and optimize commerce transaction processing systems for merchants. Approximately 295,000 businesses use our solutions, including half the companies comprising the Dow Jones Industrial Average.

In 2009, we processed approximately 2.5 billion transactions, an approximately 28% increase over 2008. The dollar value of all credit card authorization requests we processed in 2009 exceeded $120 billion, an approximately 10% increase over 2008.

CyberSource Corporation was founded in 1994 and initially launched as software.net, an online software store that built payment processing solutions to support its sales. In 1997, the payment processing solution business was spun-off from software.net to form a separate corporation initially named, Internet Commerce Services Corporation. Internet Commerce Services Corporation later changed its name to CyberSource Corporation and continues to operate today under that name.

Our headquarters is located at 1295 Charleston Road, Mountain View, California 94043, and we have sales, service, and development offices in Japan, the United Kingdom, Northern Ireland, Singapore, and other locations in the United States including Bellevue, Washington, American Fork, Utah and Austin, Texas. We maintain a website at www.cybersource.com. The reference to this website address does not constitute incorporation by reference of the information contained therein.

We are subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information about issuers filed electronically. We also maintain a website at www.cybersource.com. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our website, www.cybersource.com, as soon as reasonably practicable after the reports have been filed with or furnished to the SEC.

Market Characteristics

In 2009, JPMorgan estimated the U.S. online eCommerce market related to retail sales and travel to be $240.2 billion, with a three year compounded annual growth rate (“CAGR”) of 10% from 2009 to 2012. eCommerce in Europe has grown to $256.3 billion in 2009, with a CAGR over three years of 17% from 2009 to 2012. For the fourth quarter of 2009, the U.S. Census Bureau estimated that online sales of U.S. retailers comprised 3.8% of total U.S. retail sales. For 2009, online sales of U.S. retailers increased to 3.7% up from 3.3% in 2008. Also for 2009, the U.S. Census Bureau data shows the annual growth rate of online sales of U.S. retailers was 1.7%, versus an overall retail sales decrease of 6.8% for the same time period.

As the online eCommerce market continues to grow, selling online has become a strategic business strategy for many organizations. Although credit cards have long been the dominant payment method available to online purchasers, alternative consumer payment options and cultural preferences have impacted the global payment environment. A wide spectrum of payment options, such as debit cards, electronic checks, and alternative online payment options such as Bill Me Later® and PayPal® are emerging worldwide. Since 2005, we have experienced a noticeable trend among some of our large U.S. customers that are seeking greater access into international markets, especially Europe and China. Conducting online commerce internationally involves supporting more payment types, currency conversions, new payment processors, and mitigating higher fraud risk.

Online fraud has evolved into an organized and systemic threat to online merchants. The latest “CyberSource Fraud Survey,” sponsored by CyberSource and conducted by Mindwave Research in November 2009, concluded that projected dollar losses from U.S. and Canadian eCommerce due to online fraud were expected to be approximately $3.3 billion in 2009, down from approximately $4.0 billion in 2008. This is the first drop in estimated revenues lost since 2003. According to the survey, the percentage of revenue that merchants say they would lose to fraud is approximately 1.2% in 2009, as compared to approximately 1.4% in 2008, the lowest estimate in the 11-year history of the survey. This is the result of many factors, including merchants’ greater use of automated decision tools to sort orders and the increasing number of fraud detection tools they use to manage payment fraud risk. Despite strides merchants made this year, significant challenges still remain to detect fraud schemes as they are becoming increasingly complex. Merchants continued to show an increase in interest for more sophisticated automation tools which can provide an assessment of the fraud potential of a transaction and can reduce reliance on human involvement.

In June 2005 in the U.S., Visa and MasterCard began requiring compliance with a comprehensive security requirement called the Payment Card Industry Data Security Standard (“PCI”) to limit the threat of cardholder information theft. With the challenge of becoming PCI compliant, some merchants engage us to manage sensitive customer information such as credit card numbers and related transaction data. For merchants that subscribe to Secure Storage or Hosted Payment Acceptance services, we handle and store all payment data on behalf of the merchants in PCI certified processing centers that connect directly with the banking network. We are evaluated annually for PCI compliance, and both the enterprise and small business platforms have been separately verified as compliant for 2009-2010. Furthermore, security and card association standards require quarterly security scans, which we have conducted. We also conduct quarterly threat assessment tests and employ rigorous security measures to prevent unauthorized access or security breaches. Online merchants are also focusing on meeting regulatory requirements in areas such as collection of sales taxes. European Union directives require that all online sellers of digital goods collect the applicable value-added tax for sales in the European Union.

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

Small business merchants generally seek simplicity and ease of use. We serve small business merchants by providing bundled services and integrations into popular online shopping cart software, while bringing to the small business market some of the advantages of our enterprise-level services, including important new payment options such as electronic checks, as well as high-reliability and quality customer support.

In 2009, we did not have any single customer that was responsible for ten percent or more of our revenues.

CyberSource Products and Services

CyberSource provides technology and services that make it easier for merchants to accept, process and reconcile payments; manage fraud; and safeguard payment security. CyberSource brings these payment management solutions to market under two brands: CyberSource Advanced for medium and large sized enterprise merchants and Authorize.Net for smaller sized merchants with less than $3 million in annual online sales.

CyberSource Advanced

For the enterprise customer, we offer a modular set of payment, fraud management and payment security products and services called CyberSource Advanced. Requirements of these larger merchants typically include acceptance of all major credit and debit cards, the ability to bill customers at regular monthly intervals, support for international payment options, sophisticated fraud management tools and systems, and tools to automate payment reconciliation and other internal processes to reduce the administrative costs and complexities of payment operations.

Global Payment Solutions

Global Payment Processing Services. CyberSource Advanced enables merchants to accept payments made by all major credit and debit cards including American Express®, Discover®, Diners Club International®, JCB, MasterCard®, and Visa® cards. Our customers can also accept payment by corporate procurement cards, electronic checks, PayPal® Express Checkout, and the Bill Me Later® service. Merchants that have business models based on subscriptions can utilize the CyberSource recurring billing service with automated account updating services. For merchants selling internationally, we support direct debit, and bank transfers, as well as regional card brands such as Carte Bleue, Carta Si, Dankort, Laser, Solo, and Visa Electron. We provide these services for online, call center, kiosk, integrated voice response (“IVR”), and IP-enabled point of sale (“POS”) transactions. Below is a graphical illustration of the payment process:

Global Acquiring Services. We underwrite merchants to enable them to accept card payments within the United States, as well as accept and process major and regional payment types worldwide. We interface with payment systems on behalf of the merchant to authorize the payment presented by a merchant’s customer, collect funds from their customer’s bank, and deposit the funds into the merchant’s designated checking account. These services are available as an integrated offering with our payment solution packages and software. Below is a graphical illustration of the merchant acquiring service:

Payer Authentication Services. Through a single connection to CyberSource, our customers can also use card association authentication systems such as Verified by Visa and MasterCard SecureCode. These card programs verify the cardholder’s identity directly with the card issuer in real-time to increase security of payment acceptance. In some markets merchants are required to use these services if they accept Visa and MasterCard payments.

Tax Calculation. Online organizations often require tools to facilitate tax payment. The CyberSource Tax Service calculates sales and use taxes for over 13,000 U.S. tax jurisdictions, 44,000 sales, seller’s use, consumer’s use, and rental rates, and supports value added tax calculation, as applicable, in the U.S., Canada, Latin America, Europe and the Asia Pacific.

Fraud Management Solutions

Merchants in many product categories face fraud management challenges. They must efficiently sort incoming orders to optimize valid order conversion, while minimizing fraud risk and costly manual review. Our solutions are designed to help merchants address this challenge and can be implemented as an integrated element of a larger CyberSource payment management solution, or autonomously in conjunction with payment services from other providers. Our services support merchants that wish to manage in-house, as well as those seeking to outsource.

CyberSource Decision Manager. CyberSource Decision Manager is a hosted rules and case management system that allows business managers to automatically screen and route orders for acceptance, rejection, or review. The system includes a rule management interface with access to over 200 pre-integrated global validation services and tests, including our identity morphing detection model (CyberSource Advanced Fraud Screen enhanced by Visa, the only risk assessment service endorsed and enhanced by Visa). Other pre-integrated detection services include device fingerprinting with deep packet inspection and statistical analysis of purchase velocity. Analytics are also included to help merchants tune rules and optimize operations.

Performance Monitoring and Screening Management. CyberSource fraud analysts provide analysis, design, modeling and monitoring expertise to optimize transaction conversion, while minimizing manual review and fraud risk associated with card-not-present transactions. We collaborate with customers to set business metrics, review performance, and provide business tools. Two service plans are available, Performance Monitoring (analysis, design, modeling and monitoring) and Screening Management (all services available in Performance Monitoring plus outsourced management of manual order review on behalf of the merchant).

Chargeback Recovery Services. Using this service, merchants outsource chargeback analysis and re-presentment to us. We review chargebacks received, investigate, and re-present them to the banking system to recover revenue. We share in a percentage of the revenue recovered.

Payment Security Management Solutions

Payment Tokenization with Remote Secure Storage. Using these services, merchants store sensitive credit card data at CyberSource, in our PCI-certified data centers, and use a “payment token” to transact payment and any follow-on actions such as credits or follow-on billing. As payment tokens do not contain sensitive information, they are of no value to hackers even if compromised. This allows merchants to reduce the risk and complexity associated with managing security of stored payment data.

Hosted Payment Acceptance Services. CyberSource hosts the payment fields which receive payment data, often as an object within the merchant’s actual checkout page. This eliminates another point of merchant security management concern and cost because payment data is accepted directly by CyberSource and does not touch the merchant’s network.

Systems Centralization and Managed Hosting Services. Security management can be complicated by autonomous systems being used to serve multiple sales channels. Merchants seek to counter this by centralizing payment systems into a single platform. CyberSource Global Services assists customers with design and implementation of centralized systems, and offers optional managed hosting services which provide full outsourcing and management of the payment infrastructure. This provides another means for merchants to reduce the scope of their security management concerns as it reduces the scope of infrastructure they must manage (also known as reducing PCI scope).

Professional Services

Building upon our experience in eCommerce, we employ a team of experts that can help merchants operate online businesses. CyberSource Professional Services provides business and technical consulting services including technology selection, business process design, devising merchant-specific risk management strategies, systems installation, integration of our products and services with a merchant’s existing internal systems, building custom reporting tools, disaster recovery planning, system centralization and security consulting. As of December 31, 2009, we employed 19 persons in our Professional Services group.

Authorize.Net

Targeted toward small and medium-sized merchants with under $3 million in annual sales, Authorize.Net enables merchants to authorize, settle, and manage credit card and electronic check payments via Web sites, retail stores, mail order/telephone order (“MOTO”) call centers and mobile devices. Merchants can accept a variety of payments including all major credit cards as well as electronic checks. Authorize.Net also certifies numerous third-party point-of-sale solutions and devices that are integrated to the Authorize.Net Payment Gateway.

In addition to credit card processing, Authorize.Net offers merchants a number of standard services including:

•

Card Code Verification (“CCV”), which uses a three- or four-digit number that appears on the back of a credit card (on the front for American Express) and is used to validate customer information on file with the credit card associations.

•	Address Verification Service (“AVS”), which verifies the customers’ billing addresses submitted with e-commerce transactions.

•	Virtual Terminal, which allows merchants to manually enter transactions via a Web browser.

•	Verified Merchant Seal, which allows consumers to authenticate that Web sites displaying the seal are verified Authorize.Net merchants.

•	Virtual Point of Sale (“VPOS”), which allows card present or retail merchants to process transactions via a desktop computer and credit card reader.

In addition, Authorize.Net offers merchants extensive reporting, and QuickBooks® compatibility as part of its standard services.

Premium value-adding services include:

•	eCheck.Net®, which allows merchants to process electronic check transactions directly from a Web site or through the Virtual Terminal.

•	Automated Recurring Billing™ (“ARB”), which allows merchants to create a recurring billing schedule or “subscription” for the purchase of goods or services.

•

Advanced Fraud Detection Suite™ (“AFDS”), which is a powerful, rules-based set of transaction filters and Internet Protocol (IP) address tools designed to help Web merchants identify, manage and prevent costly fraudulent transactions.

These services are integrated into the Authorize.Net platform, providing merchants with the ability to adapt their payment solution to their business needs.

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

AIM is a merchant-initiated server-to-server connection for submitting transactions to the payment gateway. AIM employs industry standard secure data encryption technology — 128-bit SSL protocol. Additional features include: transaction key authentication, merchant control over all phases of the customer’s online transaction experience, and configurable transaction response that integrate with merchant applications. SIM is a solution for Web merchants with basic customization needs. The Authorize.Net payment gateway handles all the steps in the secure transaction process—payment data collection, data submission and the response to the customer. Additional features of SIM include: a payment gateway hosted payment form employing 128-bit SSL data encryption, transaction digital fingerprints to enhance security, and a customizable payment gateway hosted payment form and/or receipt page.

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

Data Centers and Network Access

Our data centers facilities are located in San Jose, California; Seattle, Washington; Denver, Colorado; London, England; and Tokyo, Japan. These secure data center facilities contain our servers, network firewalls, routers and other technology necessary to provide high availability transaction services and connectivity to the Internet, our customers and processing partners. The data centers provide high-speed and redundant network connectivity, uninterruptible power systems, fire detection and suppression systems, physical security and surveillance on a 24 hours a day, 7 days a week, 365 days a year basis. In addition, we have access to numerous network points of presence located on five continents from third party providers, enhancing our ability to serve customers globally. These points of presence, through controlled route announcements to providers such as AboveNet, AT&T, Cable & Wireless, GLBX, Level 3 Communications, Sprint, Telia, UU-NET and Verio enable us to provide what we believe are direct, rapid and reliable access to our suite of services.

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

When appropriate, we utilize third parties to expand the capacity and technical expertise of our internal product development organization. On occasion, we have licensed third-party technology that we feel provides the strongest technical alternative. We believe this approach shortens time-to-market without compromising our competitive position or product quality. As of December 31, 2009, we employed 161 persons in our product development department.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, contractors, vendors, potential customers and alliances: and, our license agreements with our customers, with respect to our software, services, documentation and other proprietary information, contain confidentiality obligations. Despite these precautions, third parties could reverse engineer, copy or otherwise obtain our technology without authorization, or develop similar technology independently. We are unable to determine the extent to which piracy of our intellectual property or software exists. Software piracy is a prevalent problem in our industry. Effective protection of intellectual property rights may be unavailable or limited in foreign countries. We cannot assure that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our services, or design around any intellectual property rights we hold. For further information regarding infringement of our patents, see Note 13—Litigation and Contingencies to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

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

Service Delivery

Our service delivery department is responsible for the management and support of our global data centers and technology infrastructure 24 hours a day, 7 days a week, 365 days a year. We support and manage the transaction services business with enterprise-class technologies and tools. These technologies and tools are deployed and managed by strict adherence to proven operational principles, processes, and procedures. We believe this technology, the processes, and our employees enable us to deliver the highest level of services and performance to our customers. As of December 31, 2009, we employed 80 persons in our service delivery department.

Customer Support

We provide a range of customer implementation and sustaining support services to ensure a high level of performance, reliability, and customer satisfaction for our customers. We believe these services ensure our customers get solutions implemented quickly, as well as provide the support necessary to identify and effectively resolve operational issues. Our offerings include phone support, online ticketing, e-mail, chat, and self-help. Premium support is also offered to our enterprise customers, and includes support from dedicated technical account managers. As of December 31, 2009 we employed 162 persons in our customer support department.

Sales and Marketing

We maintain distinct sales and marketing organizations for our enterprise and small businesses groups. We currently have active partnership relationships with approximately 4,700 e-Commerce Technology Resellers, Processors, Financial Institutions, and Independent Sales Organizations (“ISOs”). Our enterprise sales and marketing department targets prospective customers worldwide through a direct sales force as well as through partners that have established reseller or referral relationships. Our small business sales and marketing department targets prospective small business customers domestically through reseller and referral (“Affiliate Reseller”) relationships, as well as inside sales.

Enterprise Resellers: We have contractual relationships with our resellers that allow them to offer and bundle the CyberSource suite of services in conjunction with their solution offering and facilitate the sale and billing of our services. Resellers, including both banks and payment service providers, are authorized to sell our hosted payment services and support services.

Enterprise Referral Partners: These are companies with which we have referral agreements, structured with or without monetary incentives. These allies include companies from the payment industry, independent software vendors, integrators and consulting firms.

Small Business Resellers: We have contractual relationships with our small business resellers that allow them to offer and bundle our small business offering (Authorize.Net) suite of services with an internet or retail-based merchant account. Our small business resellers include both large banks and smaller ISOs and merchant service providers (“MSPs”). Buy rates are provided to each reseller for each of the small business products and services. Resellers access a reseller interface to setup new merchants on the small business platform, set sell rates for each merchant and access reporting information for individual merchants or their entire portfolio. Resellers receive a monthly residual based on the difference between their buy rates and the sell rates they set for each merchant.

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

In addition to channel and referral relationships, we pursue both solutions alliances and strategic alliances. These result in cooperative product development efforts, streamlining of integration capabilities and leveraged marketing efforts. These solution alliances integrate our technology into some of their products, making it easier for their customers to access our products and services.

As of December 31, 2009, we employed a total of 124 employees in sales and marketing and an additional 19 professional service consultants.

Competition

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future.

We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech, First Data Corporation, and Royal Bank of Scotland. We also face competition from transaction service providers such as PayPal and Retail Decisions, as well as eCommerce providers such as Accertify, Inc., Digital River and GSI Commerce Inc. Furthermore, other companies, including financial services and credit companies may enter the market and provide competing services. Another source of competition comes from businesses that develop their own internal, custom-made systems. Such businesses typically make large initial investments to develop custom-made systems and therefore, may be less likely to adopt outside services or vendor-developed online commerce transaction processing software.

We compete on the basis of certain factors, including:

•	system and product reliability;
•	product performance;
•	features and functionality;
•	outsourced management;
•	domain expertise;
•	sales channels, operating environments and applications supported;
•	ease of implementation and integration;
•	time to market;
•	customer support; and
•	price.

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

Employees

As of December 31, 2009, we had a total of 654 full-time employees, including 143 employees in professional services, sales and marketing, 161 employees in product development, 242 employees in service delivery and customer support, and 108 employees in general and administrative services. None of our employees are represented by a labor union and we consider employee relations to be good.

International Sales

Products and services provided to merchants outside the United States accounted for 7.4%, 6.8%, and 8.7% of our revenues in 2009, 2008, and 2007, respectively.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to chargebacks resulting from consumer fraud or merchant fraud. During the twelve months ended December 31, 2009, our global acquiring revenue represented approximately 31.6% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our revenue and customer relationships could be impacted if we were to lose bank sponsorship.

The credit card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. We regularly evaluate bank sponsorship and other relationships with financial institutions. Harris Bank, N.A. currently is our bank sponsor in the United States. Our agreement with Harris Bank renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. As of the date of this report, we have not received any notice of non-renewal from Harris Bank, N.A. Accordingly, this agreement was renewed automatically in March 2009 and will remain in effect through March 2011, unless the parties mutually agree to terminate the agreement prior to any such expiration or either party exercises its right to terminate the agreement prior to any such expiration based on a material breach by the other party as set forth in the agreement. Outside the United States, we recently signed an agreement with a member bank in Europe to enable our acquiring offerings in certain countries in Europe. If a bank sponsor were to terminate our agreement, and we are not able to obtain another bank sponsor in a timely manner, we would be unable to provide global acquiring services, either whole or in part, which could impact our future revenue and customer relationships.

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

Our success will depend in part upon our ability to retain key management personnel and other key members of management because of their experience and knowledge regarding the development, opportunities, and challenges of our business. Disruptions in our senior management team may result in increased attrition of our personnel as new reporting relationships are established and if other companies target our executives. We do not maintain any key-man insurance covering the death or disability of any of our executive officers. While we have an employment contract with Michael A. Walsh, our President and Chief Executive Officer, none of our current key employees are subject to legal obligations that enable us to retain them for a specific period of time. Competition for qualified personnel can be intense. We may not be successful in attracting and retaining key employees in the future. Loss of key personnel could have a material adverse effect on our business and results of operations.

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

In accordance with United States generally accepted accounting principles (“GAAP”), the Authorize.Net merger which closed on November 1, 2007 was accounted for using the purchase method of accounting, which will result in charges to earnings that could have an adverse impact on the market value of our common stock. Under the purchase method of accounting, the total estimated purchase price was allocated to Authorize.Net’s net tangible assets, identifiable intangible assets or expense for research and development based on their fair values as of November 1, 2007. The excess of the purchase price over those fair values was recorded as goodwill. We currently estimate that we will incur approximately $21.8 million of incremental annual amortization expense relating to the Authorize.Net merger during the year ending December 31, 2010. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets may become impaired, we will be required to incur material charges relating to the impairment. These amortization and potential impairment charges could have a material impact on our results of operations.

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

Products and services provided to merchants outside the United States accounted for 7.4% and 6.8% of our revenues in the years ended December 31, 2009 and 2008, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact our revenue and profitability

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. The industry also relies in part on the number and size of consumer transactions. A sustained deterioration in the general economic conditions in the United States or globally may adversely affect our financial performance by reducing the number of as well as the average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits.

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

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow our Board of Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future. One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of December 31, 2009, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in approximately 72,000 square feet of space in Mountain View, California, under a lease expiring in December 2011. We occupy approximately 23,400 and 39,800 square feet of space in Bellevue, Washington and American Fork, Utah, respectively, with lease expiration dates in 2013. As a result of the acquisition of Authorize.Net in 2007, we currently lease approximately 10,000 square feet of office space in Marlborough, Massachusetts, which is sublet and expires in 2012. We currently lease approximately 80,000 square feet of office space in Burlington, Massachusetts and approximately 14,000 square feet of office space in American Fork, Utah which expire in 2011 and 2010, respectively. Finally, we also maintain offices in leased space in Reading, United Kingdom, Belfast, Northern Ireland and Singapore.

ITEM 3.	LEGAL PROCEEDINGS

The information required by this item is incorporated by reference to Note 13—Litigation and Contingencies to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

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

Since our initial public offering on June 23, 1999, our common stock has traded on the NASDAQ Global Market under the symbol “CYBS.” Since January 1, 2008, our stock has traded on the NASDAQ Global Select market under the symbol “CYBS.” The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended December 31, 2008	High	Low
First Quarter	$18.50	$12.70
Second Quarter	$19.53	$14.07
Third Quarter	$19.15	$13.35
Fourth Quarter	$15.96	$6.65

Year ended December 31, 2009	High	Low
First Quarter	$15.22	$9.12
Second Quarter	$16.36	$12.99
Third Quarter	$17.54	$14.24
Fourth Quarter	$20.55	$15.80

We had approximately 300 shareholders of record as of February 12, 2010. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

During the fourth quarter of 2009, we did not repurchase any of our outstanding common stock.

STOCK PERFORMANCE GRAPH

The following line graph compares the yearly percentage change in (i) the cumulative total stockholder return on the Company’s Common Stock since December 31, 2004 with (ii) cumulative total stockholder return on (a) the Nasdaq Stock Market—U.S. Index, and (b) the RDG Internet Composite Index. The comparison assumes an investment of $100 on December 31, 2004 and reinvestment of dividends, if any. The stock price performance shown on the graph is not necessarily indicative of future price performance.

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
	2009(1)	2008(1)	2007(1)	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$265,136	$229,026	$116,999	$70,250	$50,511
Cost of revenues	125,064	111,768	62,113	34,627	20,492

Gross profit	140,072	117,258	54,886	35,623	30,019
Operating expenses:
Product development	28,504	22,903	13,397	9,283	8,000
Sales and marketing	71,706	68,424	25,685	14,443	11,140
General and administrative	23,884	25,133	16,734	9,861	6,031

Total operating expenses	124,094	116,460	55,816	33,587	25,171

Income (loss) from operations	15,978	798	(930)	2,036	4,848
Interest income	257	1,444	2,726	2,344	1,324
Other income, net	208	1,134	314	341	—
Income tax provision (benefit)	5,478	(7,353)	(319)	(9,690)	(3,074)

Net income	$10,965	$10,729	$2,429	$14,411	$9,246

Basic net income per share	$0.16	$0.16	$0.06	$0.42	$0.28

Diluted net income per share	$0.15	$0.15	$0.06	$0.39	$0.26

Weighted average number of shares used in computing basic net income per share	69,530	69,132	40,736	34,623	33,464

Weighted average number of shares used in computing diluted net income per share	71,945	71,789	43,225	36,593	35,811

	December 31,
	2009	2008	2007(1)	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$128,044	$73,292	$40,393	$54,944	$47,001
Working capital	119,629	63,100	32,696	60,286	53,234
Total assets	596,462	559,196	537,747	87,043	65,327
Total stockholders’ equity	549,707	517,953	503,214	78,628	56,933

(1)	The 2007 Selected Consolidated Financial Data includes the balance sheet of Authorize.Net as of December 31, 2007 and the operating results of Authorize.Net for the period from November 1, 2007, the date of acquisition, to December 31, 2007. The 2009, 2008 and 2007 Selected Consolidated Financial Data also includes restructuring and other non-recurring charges of approximately $1.5 million, $1.0 million and $1.8 million, respectively, which are included in general and administrative expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We primarily derive our revenues from monthly commerce transaction processing fees, global acquiring fees, support service fees and set-up fees. Key operating metrics that members of our senior management regularly review to evaluate our financial results include customer-base size, transaction volume, new customer sign-ups, and authorization dollars processed. As of December 31, 2009, approximately 295,000 businesses used our solutions, an increase of approximately 42,000 customers since December 31, 2008. For the year ended December 31, 2009, we processed approximately 2.5 billion transactions. The dollar value of all credit card authorization requests we processed during the year ended December 31, 2009 was approximately $120.4 billion. The dollar value of all credit card authorization requests we processed as the merchant acquirer during the year ended December 31, 2009 was approximately $3.3 billion. As the dollar value of credit card authorization requests we process as the merchant acquirer increases, we expect our global acquiring fees to increase and our gross margins to possibly decrease; and, as the dollar value of credit card authorization requests we process as the merchant acquirer decreases, we expect our global acquiring fees to decrease.

We expect to continue our growth trend of expanding our international capabilities, enhancing our risk and security management offerings, and increasing the number of our resellers and partner channels. International expansion represents an important opportunity for us to grow our business footprint. In Europe, we recently signed an agreement with a member bank to enable our acquiring offerings in certain countries in Europe, and also separately announced plans in February 2010 to invest more than $2 million into our existing development center in Northern Ireland. In Asia, we opened a sales office in Singapore in May 2009. We continue to enhance our fraud solutions with new features such as device fingerprinting and advanced levels of automation to increase the efficiency of order review and reduce fraud. Our channel partner program consisting of approximately 4,700 resellers and affiliate partners have become an increasingly important part of our sales strategy. We believe that investing in these channel relationships will attract new resellers and partners as well as strengthen our existing relationships. We signed approximately 2,100 new resellers and affiliate partners during 2009.

On October 22, 2009, we announced changes to our senior management. William S. McKiernan resigned as our Chief Executive Officer effective January 1, 2010. Mr. McKiernan remains with the company as Executive Chairman. Michael A. Walsh, formerly our Senior Vice President of Worldwide Sales, became our President and Chief Executive Officer, effective January 1, 2010. In addition, the employment of Scott R. Cruickshank, previously our President and Chief Operating Officer, terminated as of October 22, 2009.

Critical Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative GAAP recognized by the FASB. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed our references to U.S. GAAP but did not have a material impact on our consolidated financial statements.

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition” (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of fees. Revenue associated with each type of transaction service fee is recognized separately as the respective service is performed. Transaction and global acquiring revenues are recognized in the period in which the transactions occur. Support service fees are recognized as the related services are provided and costs are incurred. Set-up fees are deferred and recognized over the expected life of the merchant to the extent that the life can be estimated or, if not estimable, then over the contract period. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

We derive a significant portion of our transaction processing revenues from global acquiring fees charged to merchants for payment processing services. Our fees, which are primarily a percentage of the dollar amount of each transaction processed, are based upon the merchant’s monthly charge volume and risk profile. In addition, we record revenues for miscellaneous services related to global acquiring, such as fees for processing credit card chargebacks. In accordance with ASC Subtopic 605-45, “Principal Agent Considerations,” we recognize these fees on a gross basis as we are the primary agent in the transaction in the period the merchants’ transactions are processed. Related interchange fees paid to card issuing banks and assessments paid to credit card associations are recognized in cost of revenues at that time.

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

Legal Contingencies

We are currently involved in certain legal proceedings and are required to assess the likelihood of any adverse judgments or outcomes of these proceedings as well as potential ranges of probable losses. A determination of the amount of accruals required, if any, for these contingencies is made after careful analysis. As discussed in Note 13 of our consolidated financial statements, as of December 31, 2009, we do not believe our current proceedings will have a material impact on our consolidated financial condition, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions or as a result of the effectiveness of our strategies related to these proceedings.

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

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Total stock-based compensation expense recognized in the consolidated statement of income for the years ended December 31, 2009, 2008 and 2007 was $7.9 million, $9.5 million and $7.0 million, respectively, before income taxes. As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $16.4 million, which is expected to be recognized over a weighted average period of approximately 2.54 years.

Under the fair value recognition provisions of ASC 718, we used the Black-Scholes option valuation model to estimate stock-based compensation expense at the grant date based on the fair value of the award and we will recognize the expense ratably over the requisite service period of the award. Determining the appropriate fair value model and assumptions used in calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

Long-Lived Assets

ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires that we perform tests for impairment of our goodwill annually and between annual tests in certain circumstances. As of December 31, 2009, we had recorded goodwill in connection with our acquisition of Authorize.Net with a carrying value of approximately $289.3 million. Significant judgments could be required to evaluate goodwill for impairment in the future including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. We evaluate the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist.

ASC Section 360-10-35, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-35”) requires that we perform tests for impairment of our intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that our intangible assets may be impaired. We evaluate the intangible assets related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist. As of December 31, 2009, we had recorded intangible assets in connection with our acquisition of Authorize.Net, with a carrying value of approximately $103.4 million, consisting of partner contracts and related relationships, merchant contracts and related relationships, existing technology, trade name and processor relationships. The value of the partner contracts and related relationships as well as the merchant contracts and related relationships were derived by considering, among other factors, the expected income and discounted cash flows to be generated from such contracts and relationships. The value of the existing technology was derived by considering, among other factors, the expected income and discounted cash flows to be generated, taking into account risks related to the characteristics and applications of the technology and assessments of the life cycle state of the technology. The value of the trade name was derived by considering, among other factors, expected income and discounted cash flows to be generated, also taking into account the expected period in which the company intends to utilize the trade name. The value of the processor relationships was derived by considering the expected cost that would be incurred to establish and build connections with the processors.

To evaluate potential impairment, ASC 350 and ASC 360-10-35 require us to assess whether the estimated fair value of our goodwill and intangible assets are greater than their carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to our goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions.

As we are required to periodically evaluate our goodwill and intangible asset balances for impairment, if we incur impairments to our intangible assets, it would have an adverse impact on our future earnings.

Results of Operations

The following table sets forth certain items in our consolidated statements of income expressed as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Cost of revenues	47.2	48.8	53.1

Gross profit	52.8	51.2	46.9
Operating expenses:
Product development	10.8	10.0	11.5
Sales and marketing	27.0	29.9	22.0
General and administrative	9.0	11.0	14.2

Total operating expenses	46.8	50.9	47.7

Income (loss) from operations	6.0	0.3	(0.8)
Other income, net	0.1	0.5	0.3
Interest income	0.1	0.7	2.3

Income before income taxes	6.2	1.5	1.8
Income tax provision (benefit)	2.1	(3.2)	(0.3)

Net income	4.1%	4.7%	2.1%

Years Ended December 31, 2009 and 2008

Revenues.    Revenues increased to $265.1 million in 2009, an increase of approximately $36.1 million or 15.8% as compared to $229.0 million in 2008. The increase in revenues was primarily from new customers as well as an increase in total transactions processed. Revenues from new customers that entered into contracts during the twelve months ended December 31, 2009 represented approximately 9% of total revenues for the year ended December 31, 2009; while revenues from existing customers represented approximately 91% of total revenues for the year ended December 31, 2009. Revenues from new customers that entered into contracts during the twelve months ended December 31, 2008 represented approximately 10% of total revenues for the year ended December 31, 2008; while revenues from existing customers represented approximately 90% of total revenues for the year ended December 31, 2008. We added approximately 138,000 gross and 42,000 net new customers during 2009, as compared to approximately 106,000 gross and 25,000 net new customers during 2008.

We processed approximately 2.5 billion transactions in 2009 as compared to approximately 1.9 billion transactions in 2008, an increase of approximately 28%. The dollar value of all credit card authorization requests we processed in 2009 was approximately $120 billion, as compared to approximately $109 billion for 2008, an increase of approximately 10%.

Global acquiring revenues were approximately $83.8 million, or 31.6% of our revenues for the year ended December 31, 2009, as compared to approximately $78.5 million, or 34.3% for the year ended December 31, 2008. Our global acquiring revenue may also include fees generated for gateway services as it is common to charge the customer a bundled price for global acquiring and gateway services. We had approximately 6,600 global acquiring customers as of December 31, 2009 as we added approximately 3,750 new acquiring customers during the year ended December 31, 2009. We had approximately 4,700 global acquiring customers as of December 31, 2008 as we added approximately 3,900 new acquiring customers during the year ended December 31, 2008. The dollar value of all credit card authorization requests we processed as the merchant acquirer for the year ended December 31, 2009 was approximately $3.3 billion, as compared to approximately $2.6 billion for the year ended December 31, 2008, an increase of approximately 26.9%.

Revenues from our European operations were $19.7 million and $15.5 million for the years ended December 31, 2009 and 2008, respectively, and accounted for approximately 7.4% and 6.8% of our revenues for the years ended December 31, 2009 and 2008, respectively. Revenues from our European operations consist primarily of commerce transaction fees as in 2009 we were unable to offer acquiring services in Europe due to the lack of a sponsor bank. Transactions processed by our European operations were approximately 621.9 million transactions, or 24.9% of total transactions processed, for the year ended December 31, 2009 as compared to approximately 404.4 million transactions, or 21.3% of total transactions processed, for the year ended December 31, 2008, an increase of approximately 53.8%.

Cost of Revenues.    Cost of revenues consist primarily of costs incurred in the delivery of eCommerce transaction services, including personnel costs in our service delivery and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $125.1 million or 47.2% of revenues in 2009, as compared to $111.8 million or 48.8% of revenues in 2008. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $4.6 million, an increase in interchange fees paid relating to our global acquiring services of approximately $3.2 million, an increase in depreciation expense of approximately $1.2 million, and an increase in other third-party fees of approximately $1.8 million. The decrease in cost of revenues as a percentage of revenues is due primarily to efficiencies resulting from the increase in transactions processed as well as the increase in revenues.

Product Development.    Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses increased to $28.5 million in 2009 from $22.9 million in 2008, an increase of 24.5%. The increase in absolute dollars is primarily due to an increase in headcount and related compensation expense of approximately $3.6 million and an increase in depreciation expense of approximately $0.4 million. As a percentage of revenues, product development expenses increased to 10.8% in 2009 as compared to 10.0% in 2008. The increase is primarily due to the increase in headcount to support existing and new development projects for the year ended December 31, 2009, offset to a certain extent, by the increase in revenues. We expect product development expenses will increase in absolute dollars during 2010 as we anticipate that we will increase headcount to support existing and additional development projects. As a percentage of revenues, we expect product development expenses in 2010 to be relatively consistent as compared to 2009 due primarily to expected revenue growth.

Sales and Marketing.    Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses increased to $71.7 million in 2009 from $68.4 million in 2008, an increase of 4.8%. The increase in absolute dollars is primarily due to an increase in commissions paid to outside sales agents of approximately $2.1 million and an increase in headcount and related compensation expense of approximately $2.6 million, offset by a decrease of approximately $2.1 million in intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses decreased to 27.0% in 2009 as compared to 29.9% in 2008. The decrease is primarily due to the increase in revenues and a decrease in amortization expense, offset to a certain extent, by the increase in commissions paid to outside sales agents and the increase in compensation expense. We expect that sales and marketing expenses will increase in absolute dollars during 2010 due primarily to anticipated increases in commissions paid to outside sales agents and increases in headcount to support our expected revenue growth. As a percentage of revenues, we expect sales and marketing expenses in 2010 to be relatively consistent as compared to 2009 due primarily to expected revenue growth.

General and Administrative.    General and administrative expenses consist primarily of compensation for executive and administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses decreased to $23.9 million in 2009 from $25.1 million in 2008, a decrease of 5.0%. The decrease is primarily due to a reversal of stock compensation expense of approximately $2.1 million relating to a stock option grant that was cancelled in the fourth quarter prior to it vesting, offset by an increase of approximately $1.0 million in outside professional fees. For the years ended December 31, 2009 and 2008, we recorded restructuring charges of approximately $1.5 million and $1.0 million, respectively, as a result of updating our assumptions associated with the excess office space in Burlington, Massachusetts and American Fork, Utah. As a percentage of revenues, general and administrative expenses, excluding restructuring charges, decreased to 8.4% in 2009 as compared to 10.6% in 2008. The percentage decrease is primarily due to the increase in revenues during 2009 as well as the decrease in stock-based compensation expense, offset to a certain extent by the increase in outside professional fees. We expect general and administrative expenses to increase in absolute dollars in 2010 due primarily to an anticipated increase in stock-based compensation expense. As a percentage of revenues, we expect general and administrative expenses in 2010 to be relatively consistent as compared to 2009 due primarily to expected revenue growth.

Other Income, Net.    Other income, net consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other income, net was approximately $0.2 million for the year ended December 31, 2009, as compared to approximately $1.1 million for the year ended December 31, 2008. The decrease is primarily due to a decrease in gains due to foreign currency fluctuations of approximately $1.2 million, offset by an increase in proceeds from a legal settlement of approximately $0.2 million. Other income, net for the year ended December 31, 2009 consisted of approximately $0.4 million of income from CyberSource K.K and approximately $0.2 million of proceeds from a legal settlement, offset by approximately $0.4 million of losses due to foreign currency fluctuations.

Interest Income.    Interest income which consists of interest earnings on cash and cash equivalents decreased to $0.3 million in 2009 from $1.4 million in 2008, a decrease of 82.2%. The decrease is primarily due to lower investment yields. We expect interest income in 2010 to be relatively consistent with 2009.

Income Tax Provision (Benefit).    We recorded an income tax provision of $5.5 million in 2009 as compared to an income tax benefit of $7.4 million in 2008. The increase in income tax provision is primarily due to higher pre-tax income for the year ended December 31, 2009 as well as the fact that included in the $7.4 million income tax benefit for the year ended December 31, 2008 was a $10.3 million reversal of the remaining valuation allowance related to our deferred tax assets, offset by amounts accrued for our estimated 2008 federal, state and foreign income tax liabilities. The reversal of the valuation allowance was based on our analysis of our deferred tax assets that we expect to realize on a more likely than not basis.

As of December 31, 2009, we had federal and state net operating loss carryforwards of approximately $148.4 million and $49.3 million, respectively. Of these amounts, $43.5 million and $9.5 million, respectively, represent tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If we are not able to use them, the federal and state net operating loss carryforwards will expire in 2013 through 2024. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. Our ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

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

Global acquiring revenues were approximately $78.5 million, or 34.3% of our revenues for the year ended December 31, 2008, as compared to approximately $45.8 million, or 39.2% for the year ended December 31, 2007.

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

Sales and Marketing.    Sales and marketing expenses increased to $68.4 million in 2008 from $25.7 million in 2007, an increase of 166.4%. The increase in absolute dollars is primarily due to an increase in commissions paid to outside sales agents of approximately $16.6 million, related to sales of our Authorize.Net services for the entire year and an increase in headcount and related compensation expense of approximately $4.5 million. Also as a result of our acquisition of Authorize.Net, sales and marketing expenses in 2008 included an increase of approximately $19.9 million of intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses increased to 29.9% in 2008 as compared to 22.0% in 2007. The increase is primarily due to the increase in commissions paid to outside sales agents, the increase in compensation expense due to the increase in headcount, and the increase in amortization expense, offset to a certain extent, by the increase in revenues resulting from operating Authorize.Net for the entire year and from other existing and new customers.

General and Administrative.    General and administrative expenses increased to $25.1 million in 2008 from $16.7 million in 2007, an increase of 50.2%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $5.4 million in connection with our acquisition of Authorize.Net as well as increases of approximately $1.1 million, $0.7 million and $0.7 million in outside professional fees, bad debt expense and depreciation expense, respectively. In December of 2007, we recorded a restructuring charge of approximately $1.8 million in the fourth quarter of 2007 as a result of the closure of BidPay. This charge included $1.6 million for the write-off of intangible assets, net of deferred tax liabilities, $0.1 million of severance related to terminated employees and $0.1 million for the impairment of property and equipment. As a percentage of revenues, general and administrative expenses, excluding restructuring charges, decreased to 10.6% in 2008 as compared to 12.7% in 2007. The percentage decrease is primarily due to the increase in revenues during 2008 from operating Authorize.Net for the entire year as well as from other existing and new customers, offset to a certain extent, by the increases in compensation expense and outside professional fees.

Other Income, Net.    Other income, net for 2008 consisted primarily of joint venture income from CyberSource K.K. of approximately $0.3 million and exchange rate gains of approximately $0.8 million. Other income, net for 2007 consisted primarily of joint venture income from CyberSource K.K. of approximately $0.2 million and exchange rate gains of approximately $0.1 million.

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

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $128.0 million as of December 31, 2009 compared to approximately $73.3 million as of December 31, 2008, an increase of approximately $54.8 million. This increase is primarily due to the following (in thousands):

	Year Ended December 31,
	2009	2008
Cash provided by operating activities	$55,480	$50,236
Proceeds from issuance of common stock	11,972	7,161
Purchases of equipment	(13,589)	(11,847)
Repurchases of common stock	—	(10,703)

We believe that our cash and cash equivalents balance as of December 31, 2009 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

At December 31, 2009, we had no indebtedness for borrowed money. At December 31, 2009, we had an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility we acquired through the acquisition of Authorize.Net.

The following is a table summarizing our significant contractual obligations as of December 31, 2009, consisting of future minimum lease payments under all non-cancelable operating leases (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$12,642	$5,240	$6,998	$404
Purchase obligations	1,404	702	702	—

Total commitments	$14,046	$5,942	$7,700	$404

We have excluded tax contingencies totaling approximately $1.8 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Recent Pronouncements

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The amendments in this update are the result of Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was issued in June 2009. ASU 2009-17 amends the consolidation guidance for variable-interest entities under ASC Subtopic 810-10. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASU 2009-17 will be effective for us as of January 1, 2010 and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASU 2009-17 is not expected to have a significant impact on our consolidated financial statements.

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

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, we are exposed to foreign currency risk. The majority of sales are currently made in U.S. dollars or Pounds Sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. We also have non-functional currency cash balances that are exposed to foreign currency risk. For example, a hypothetical 20% adverse change in exchange rates at December 31, 2009 would result in an approximate $1.2 million decrease in our cash balances. Currently, we do not have any arrangements to hedge against the effects of currency fluctuations. For the year ended December 31, 2009, we incurred approximately $0.4 million of losses due to foreign currency fluctuations.

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

CYBERSOURCE CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited the accompanying consolidated balance sheets of CyberSource Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CyberSource Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CyberSource Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 26, 2010

CYBERSOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$128,044	$73,292
Trade accounts receivable, net of allowances of $1,320 and $1,070 at December 31, 2009 and 2008	22,878	18,251
Prepaid expenses and other current assets	7,797	5,310
Deferred income taxes	3,770	2,635

Total current assets	162,489	99,488
Property and equipment, net	21,022	16,188
Intangible assets, net	103,413	129,643
Goodwill	289,278	289,278
Non-current deferred income taxes, net	16,224	20,512
Other non-current assets	2,520	2,539
Restricted cash	1,516	1,548

Total assets	$596,462	$559,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,003	$588
Funds due to merchants	14,378	12,162
Other accrued liabilities	20,694	18,272
Deferred revenue	5,630	4,519
Accrued restructuring	1,155	847

Total current liabilities	42,860	36,388
Deferred revenue, less current portion	1,154	996
Other non-current liabilities	—	1,099
Accrued restructuring, less current portion	927	832
Other non-current tax liabilities	1,814	1,928

Total liabilities	46,755	41,243

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value:
Authorized shares—125,000,000
Issued and outstanding shares—70,402,674 in 2009 and 68,935,857 in 2008	70	69
Additional paid-in capital	816,972	796,912
Accumulated other comprehensive loss	(1,497)	(2,225)
Accumulated deficit	(265,838)	(276,803)

Total stockholders’ equity	549,707	517,953

Total liabilities and stockholders’ equity	$596,462	$559,196

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues	$265,136	$229,026	$116,999
Cost of revenues	125,064	111,768	62,113

Gross profit	140,072	117,258	54,886
Operating expenses:
Product development	28,504	22,903	13,397
Sales and marketing	71,706	68,424	25,685
General and administrative	23,884	25,133	16,734

Total operating expenses	124,094	116,460	55,816

Income (loss) from operations	15,978	798	(930)
Other income, net	208	1,134	314
Interest income	257	1,444	2,726

Income before taxes	16,443	3,376	2,110
Income tax provision (benefit)	5,478	(7,353)	(319)

Net income	$10,965	$10,729	$2,429

Basic net income per share	$0.16	$0.16	$0.06

Diluted net income per share	$0.15	$0.15	$0.06

Weighted average number of shares used in computing basic net income per share	69,530	69,132	40,736

Weighted average number of shares used in computing diluted net income per share	71,945	71,789	43,225

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2006	34,908,894	$35	$368,606	$(52)	$(289,961)	$78,628
Issuance of common stock under stock option plans	1,330,898	1	6,843	—	—	6,844
Issuance of common stock under employee stock purchase plan	7,345	—	84	—	—	84
Repurchase of common stock, net	(420,800)	—	(5,032)	—	—	(5,032)
Issuance of common stock in the acquisition of Authorize.Net	32,856,137	33	412,933	—	—	412,966
Tax benefit from employee stock options	—	—	287	—	—	287
Stock-based compensation	—	—	6,961	—	—	6,961
Unrealized gain on short-term investments	—	—	—	27	—	27
Foreign currency translation adjustment	—	—	—	20	—	20
Net income	—	—	—	—	2,429	2,429

Comprehensive income	—	—	—	—	—	2,476

Balance at December 31, 2007	68,682,474	69	790,682	(5)	(287,532)	503,214
Issuance of common stock under stock option plans	1,040,278	1	7,049	—	—	7,050
Issuance of common stock under employee stock purchase plan	6,811	—	111	—	—	111
Repurchase of common stock, net	(793,706)	(1)	(10,702)	—	—	(10,703)
Tax benefit from employee stock options	—	—	272	—	—	272
Stock-based compensation	—	—	9,500	—	—	9,500
Foreign currency translation adjustment	—	—	—	(2,220)	—	(2,220)
Net income	—	—	—	—	10,729	10,729

Comprehensive income	—	—	—	—	—	8,509

Balance at December 31, 2008	68,935,857	69	796,912	(2,225)	(276,803)	517,953
Issuance of common stock under stock option plans	1,458,347	1	11,857	—	—	11,858
Issuance of common stock under employee stock purchase plan	8,470	—	114	—	—	114
Tax benefit from employee stock options	—	—	161	—	—	161
Stock-based compensation	—	—	7,928	—	—	7,928
Foreign currency translation adjustment	—	—	—	728	—	728
Net income	—	—	—	—	10,965	10,965

Comprehensive income	—	—	—	—	—	11,693

Balance at December 31, 2009	70,402,674	$70	$816,972	$(1,497)	$(265,838)	$549,707

See accompanying notes.

CYBERSOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$10,965	$10,729	$2,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,755	6,305	2,360
Amortization expense	26,230	28,673	4,218
Stock-based compensation	7,928	9,500	6,961
Income on investment in joint venture	(360)	(263)	(180)
Deferred income taxes	3,153	(9,778)	(1,889)
Write-off of intangible assets	—	—	2,710
Restructuring related charges	1,531	960	191
Loss on disposal of property and equipment	—	18	8
Changes in assets and liabilities:
Increase in accounts receivable	(4,627)	(2,748)	(1,747)
Increase in prepaid expenses and other current assets	(2,487)	(1,121)	(5,411)
(Increase) decrease in other non-current assets	411	2,211	(1,336)
Increase (decrease) in accounts payable	415	(25)	(411)
Increase in other accrued liabilities	195	4,029	4,247
Increase in funds due to merchants	2,216	763	393
Increase (decrease) in non-current tax liabilities	(114)	(267)	23
Increase in deferred revenue	1,269	1,250	962

Net cash provided by operating activities	55,480	50,236	13,528

Investing activities:
Purchases of property and equipment	(13,589)	(11,847)	(4,574)
Cash used in the acquisition of Authorize.Net	—	—	(25,734)
Purchases of short-term investments	—	—	(61,964)
Maturities of short-term investments	—	—	95,233

Net cash provided by (used in) investing activities	(13,589)	(11,847)	2,961

Financing activities:
Proceeds from exercise of stock options and issuance of common stock under the employee stock purchase plan	11,972	7,161	6,928
Repurchase of common stock, net	—	(10,703)	(5,032)
Tax benefit from employee stock options	161	272	287

Net cash provided by (used in) financing activities	12,133	(3,270)	2,183

Effect of foreign exchange rate changes on cash	728	(2,220)	20

Net increase in cash and cash equivalents	54,752	32,899	18,692
Cash and cash equivalents at beginning of period	73,292	40,393	21,701

Cash and cash equivalents at end of period	$128,044	$73,292	$40,393

Supplemental disclosure of noncash investing activity:
Common stock issued in the acquisition of Authorize.Net	$—	$—	$412,966
Supplemental disclosure of cash flow information:
Income taxes paid	$2,216	$768	$17

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

Foreign Currency Translation

The financial statements of the Company’s non-U.S. subsidiaries are translated into U.S. Dollars in accordance with ASC Topic 830, “Foreign Currency Matters.” Assets and liabilities of the Company’s subsidiaries are translated at the rates of exchange at the end of the period. Revenues and expenses are translated using the average exchange rates in effect during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss). Gains and losses realized from foreign currency transactions denominated in currencies other than the subsidiary’s functional currency were approximately $0.4 million in losses, $0.8 million in gains and $0.1 million in gains for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Revenue Recognition

The Company derives its revenues primarily from monthly commerce transaction processing fees and global acquiring fees, support service fees and setup fees. The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition” (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (4) is based on management’s judgments regarding the collectibility of those fees.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction revenues are recognized in the period in which the transactions occur. The Company derives a significant portion of its transaction processing revenues from global acquiring fees charged to merchants for payment processing services. The Company’s fees, which are primarily a percentage of the dollar amount of each transaction processed, are based upon the merchant’s monthly charge volume and risk profile. In addition, the Company records revenues for miscellaneous services related to global acquiring, such as fees for processing credit card chargebacks. In accordance with ASC Subtopic 605-45, “Principal Agent Consideration,” the Company recognizes these fees on a gross basis as it is the primary agent in the transaction in the period the merchants’ transactions are processed. Related interchange fees paid to card issuing banks and assessments paid to credit card associations are recognized in cost of revenues at that time.

Provisions are provided for sales returns and are based on historical experience and other known factors. For the years ended December 31, 2009, 2008 and 2007, no customer accounted for more than 10% of total revenues.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision-making group to make decisions about how to allocate resources and assess performance. The Company’s chief operating decision maker is the Chief Executive Officer (“CEO”). As of December 31, 2009, the Company views its operations as one segment, commerce transaction services, and supports and manages the business based on the revenues of this segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2009 and 2008, cash equivalents consist of investments in money market funds.

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

An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection. At December 31, 2009 and 2008, no customer accounted for 10% or more of the Company’s accounts receivable balance. At December 31, 2009 and 2008, the percentage of accounts receivable due from foreign customers was 17% of total accounts receivable balance.

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives. Depreciation expense was approximately $8.8 million, $6.3 million and $2.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Product Development

Product development expenditures are charged to operations as incurred. ASC Subtopic 985-20, “Costs of Software to be Sold, Leased or Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to product development expense in the period incurred.

Internal Use Software

The company follows the guidance set forth in ASC Subtopic 350-40, “Internal-Use Software” (“ASC 350-40”), in accounting for the development of its on demand use systems. ASC 350-40 requires companies to capitalize qualifying computer software costs which are incurred during the application development stage, and to amortize them over the software’s estimated useful life. The Company amortizes such costs when the systems become operational. Prior to 2008, the Company acquired approximately $0.8 million of internal use software, of which approximately $0.1 million of this software was operational prior to the acquisition and approximately $0.7 million of this software was placed in service in 2008.

Advertising Expense

The cost of advertising is recorded as an expense when incurred. Advertising costs were approximately $38,000, $73,000 and $31,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” Total stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 was approximately $7.9 million, $9.5 million and $7.0 million, respectively, before income taxes. They were included in the consolidated statements of income as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenues	$1,840	$1,562	$872
Product development	2,206	2,087	1,373
Sales and marketing	2,084	1,819	1,380
General and administrative	1,798	4,032	3,336

	$7,928	$9,500	$6,961

Long-Lived Assets

ASC Topic 350, “Intangibles—Goodwill and Other” (“ASC 350”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of December 31, 2009, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007, with a carrying value of approximately $289.3 million. Significant judgments are required to evaluate goodwill for impairment including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company evaluates the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist. The Company did not record any goodwill or intangible asset impairment charges during 2009.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ASC Section 360-10-35, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-35”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. The Company evaluates the intangible assets related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist. As of December 31, 2009, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $103.4 million.

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

Net Income Per Share

In accordance with ASC Topic 260, “Earnings Per Share,” basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options, restricted shares and unvested common shares subject to repurchase or cancellation.

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

Accumulated Other Comprehensive Loss

The Company’s comprehensive income consists of its net income and other comprehensive income (loss), including unrealized gains or losses on available for sale securities and foreign currency translation gains or losses. At December 31, 2009 and 2008, accumulated other comprehensive loss consisted only of foreign currency translation adjustments.

New Accounting Pronouncements

In December 2009, the FASB issued Accounting Standards Update 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). The amendments in this update are the result of Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”, which was issued in June 2009. ASU 2009-17 amends the consolidation guidance for variable-interest entities under ASC Subtopic 810-10. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASU 2009-17 will be effective for the Company as of January 1, 2010 and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASU 2009-17 is not expected to have a significant impact on the Company’s consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

2.	Intangible Assets, Net and Goodwill

Intangible assets, net

Intangible assets, net consist of the following (in thousands) as of December 31, 2009:

	Weighted-Average Useful Life (in years)	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	11	$86,100	$8,715	$77,385
Merchant contracts and related relationships	4	49,300	34,078	15,222
Existing technology	5	21,900	11,774	10,126
Trade name	2	3,900	3,900	—
Processor relationships	5	1,200	520	680

Total		$162,400	$58,987	$103,413

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

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of acquired intangible assets as of December 31, 2008 were as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$2,678	$83,422
Merchant contracts and related relationships	49,300	20,968	28,332
Existing technology	21,900	6,586	15,314
Trade name	3,900	2,245	1,655
Processor relationships	1,200	280	920

Total	$162,400	$32,757	$129,643

The amortization expense related to the Authorize.Net intangible assets for the years ended December 31, 2009, 2008 and 2007 was approximately $26.2 million, $28.7 million and $4.1 million, respectively.

Estimated future amortization expense for the intangible assets recorded on the Company’s December 31, 2009 balance sheet is as follows (in thousands):

Amount
2010	$21,777
2011	18,743
2012	12,903
2013	10,038
2014	10,234
Thereafter	29,718

Total	$103,413

Goodwill

As of January 1, 2008, the Company had recorded goodwill in connection with its acquisition of Authorize.Net in November 2007 with a carrying value of approximately $291.5 million. During 2008 the carrying amount of goodwill was adjusted by approximately $0.1 million to reflect the reversal of certain liabilities accrued prior to the close of the Authorize.Net acquisition and by approximately $2.1 million to release certain tax accruals related to Authorize.Net which were assumed as part of the acquisition. As of December 31, 2008, the carrying amount of goodwill was $289.3 million. There were no adjustments to goodwill during the year ended December 31, 2009.

3.	Restructuring Charges

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

As a result of the Company’s acquisition of Authorize.Net, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. During 2009 and 2008, the Company updated its assumptions associated with its excess office space in Burlington, Massachusetts and American Fork, Utah. As a result, the Company recorded restructuring charges totaling approximately $1.5 million and $1.0 million in 2009 and 2008, respectively. The expense was included in general and administrative expenses.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the restructuring accrual during 2009 (in thousands):

	Balance at December 31, 2008	Adjustment to Restructuring Charge	Cash Payments	Balance at December 31, 2009
Facilities related charges	$1,679	$1,531	$(1,128)	$2,082

The Company has lease obligations related to its exited facilities which extend through the year 2012.

4.	Fair Value Measurements

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

Level 1 financial assets measured at fair value on a recurring basis consisted of cash accounts of approximately $64.6 million and $26.5 million as of December 31, 2009 and 2008, respectively, and money market funds (cash equivalents) of approximately $63.4 million and $46.8 million as of December 31, 2009 and 2008, respectively. The Company had no Level 2 or Level 3 financial assets at December 31, 2009 and 2008. The Company had no unrealized gains or losses from investments as of December 31, 2009 and 2008.

5.	Balance Sheet Detail

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Computer equipment and software	$52,804	$42,721
Furniture and fixtures	3,560	3,245
Office equipment	1,239	1,124
Leasehold improvements	3,949	3,821
Internally developed software	977	977

	62,529	51,888
Less accumulated depreciation and amortization	41,507	35,700

	$21,022	$16,188

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2009	2008
Prepaid expenses	$4,360	$2,970
Other current assets	3,437	2,340

Total prepaid expenses and other current assets	$7,797	$5,310

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Employee benefits and related expenses	$8,800	$7,937
Accrued cost of revenues	2,184	2,753
Accrued reseller residual payments	3,233	2,978
Other liabilities	6,477	4,604

Total other accrued liabilities	$20,694	$18,272

Accrued reseller residual payments represent commissions due to third party sales agents that have sold the Company’s transaction services.

6.	Investment in Joint Venture

On March 1, 2000, the Company entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. to establish CyberSource K.K. to provide commerce transaction services to the Japanese market. The Company will maintain a majority controlling interest in CyberSource K.K., subject to certain veto rights granted to the partners, which will expire when CyberSource K.K. achieves at least $2.0 million in quarterly revenue. The joint venture is being accounted for under the equity method of accounting until the veto rights granted to the partners as described above expire. After such date, in accordance with the joint venture agreement, the Company will consolidate the financial position and results of operations of CyberSource K.K. In 2009, 2008 and 2007, the Company recognized joint venture income of approximately $0.4 million, $0.3 million and $0.2 million, respectively.

7.	Funds Due to Merchants

At December 31, 2009, the Company was holding funds in the amount of $14.4 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days. The Company’s agreements with its customers do not contain any terms or conditions that legally restrict the use of cash amounts classified on the balance sheet as funds due to merchants.

8.	Commitments

The Company leases its primary facility under noncancelable operating leases. The lease agreement for the Company’s primary facility expires in December 2011. Rental expense was approximately $3.1 million, $3.1 million and $2.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases at December 31, 2009 are as follows (in thousands):

Year ending December 31,	Operating Leases
2010	$5,240
2011	4,880
2012	2,118
2013	404

Total minimum payments	$12,642

The total of minimum rentals to be received in the future under noncancelable subleases is approximately $2.0 million.

9.	Restricted Cash

At December 31, 2009, the Company had an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

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

Stock Options

In March 1998, the Company adopted its 1998 Stock Option Plan (the “1998 Option Plan”). There are 1,900,000 shares of common stock authorized for issuance under the 1998 Option Plan. The 1998 Option Plan provides for the issuance of common stock and the granting of options to employees, officers, directors, consultants, independent contractors, and advisors of the Company. The exercise price of a nonqualifying stock option and an incentive stock option shall not be less than 85% and 100%, respectively, of the fair value of the underlying shares on the date of grant. Options granted under the 1998 Option Plan generally become exercisable over four years at the rate of 25% per year from the grant date. In March 2008, the 1998 Option Plan expired and the Company was prohibited from issuing new option grants under the 1998 Option Plan. There were no options under the 1998 Option Plan outstanding as of December 31, 2009.

In January 1999, the Company adopted its 1999 Stock Option Plan (the “1999 Option Plan”). The Company has reserved a total of 15,500,000 shares of common stock for issuance under the 1999 Option Plan. The provisions of the 1999 Option Plan are similar to those of the 1998 Option Plan. In May 2009, The Company increased the number of shares reserved under the 1999 Option Plan to 19,100,000 shares.

In October 1999, the Company adopted the 1999 Nonqualified Stock Option Plan (the “1999 Nonqualified Option Plan”). The Company has reserved a total of 2,487,500 shares of common stock for issuance under the 1999 Nonqualified Option Plan. The 1999 Nonqualified Option Plan provides for the granting of non-qualified stock options to employees, consultants and directors. The other provisions of the 1999 Nonqualified Option Plan are similar to those of the 1999 and 1998 Stock Option Plans. In October 2009, the 1999 Nonqualified Option Plan expired and the Company was prohibited from issuing new option grants under the 1999 Nonqualified Option Plan. There were approximately 980,000 options under the 1999 Nonqualified Option Plan outstanding as of December 31, 2009.

In September 2000, the Company assumed the PaylinX Stock Option Plan as a result of its acquisition of PaylinX Corporation in September 2000. During 2004, the Company retired the unissued shares available for grant. Options previously

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted under this plan that have not yet expired or otherwise become unexercisable continue to be administered under such plan, and any portions that expire or become unexercisable for any reason shall be canceled and be unavailable for future issuance.

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the date of grant. Options generally vest monthly over a four year period beginning from the date of grant and generally expire six to ten years from the date of grant. Options granted to non-employee directors generally become vested nine months from the date of grant. Nearly all outstanding stock options are non-qualified stock options. As of December 31, 2009, 24.7 million shares are authorized for issuance under the Company’s stock option plans.

A summary of the Company’s stock option activity is presented in the following table:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2008	8,825,496	$9.82
Granted	1,912,000	$12.61
Exercised	(1,458,347)	$8.13
Forfeited	(851,842)	$12.24

Outstanding as of December 31, 2009	8,427,307	$10.50	3.98	$83,424,544

Vested and expected to vest as of December 31, 2009	8,196,502	$10.44	3.95	$81,769,543
Exercisable as of December 31, 2009	5,366,039	$9.21	3.61	$60,977,213
Exercisable as of December 31, 2008	5,222,322	$8.37
Exercisable as of December 31, 2007	4,703,979	$7.42

The following table summarizes information about options outstanding at December 31, 2009:

Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.83–$ 5.46	1,740,824	$3.87	3.76	1,740,774	$3.87
$ 5.63–$10.04	1,747,099	$7.95	2.99	1,567,946	$7.80
$10.06–$12.33	2,586,213	$12.15	4.70	977,727	$11.98
$12.34–$15.60	1,724,887	$13.07	4.27	726,594	$13.14
$15.63–$51.75	628,284	$22.18	3.52	352,998	$25.96

	8,427,307	$10.50		5,366,039	$9.21

For stock options granted, the Company determined the fair value at the date of grant or purchase using the Black-Scholes option valuation model and the following weighted average assumptions:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.43% - 1.72%	1.86% - 3.18%	4.34% - 4.74%
Dividend yield	—	—	—
Volatility	58% - 60%	49% - 56%	51% - 58%
Expected life (years)	3.58	3.54	3.46

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of the Company’s stock over the expected life of the options. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues with an equivalent remaining expected

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

life. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future. The weighted average fair value of options granted was $5.47, $5.12 and $5.81 per share for options granted during 2009, 2008 and 2007, respectively.

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

As of December 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $16.4 million, which is expected to be recognized over a weighted average period of approximately 2.54 years. During 2009, 2008 and 2007, the total intrinsic value of stock options exercised was approximately $11.7 million, $11.2 million and $11.8 million, respectively. During 2009, the total cash received from the exercise of stock options was approximately $12.0 million.

Restricted Stock Awards

The following table summarizes information about restricted stock awards at December 31, 2009:

	Nonvested shares	Weighted average grant date fair value
Outstanding as of December 31, 2008	100,000	$10.46
Awarded	—	$—
Vested	(75,000)	$10.46
Forfeited	(25,000)	$10.46

Outstanding as of December 31, 2009	—	$—

The total fair value of shares vested during the year ended December 31, 2009 was approximately $1.2 million.

Employee Stock Purchase Plan

In June 1999, the Company’s Board of Directors and stockholders adopted the 1999 Employee Stock Purchase Plan (“ESPP”). The Company has reserved a total of 700,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permitted eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. In July 2005, the Company amended the ESPP, permitting eligible employees to authorize payroll deductions of up to 10% of their base compensation to purchase shares of the Company’s common stock at 95% of the fair market value of the common stock on the purchase date. As a result of this amendment and the provisions of ASC 718, shares granted under the ESPP are non-compensatory. During the year ended December 31, 2009, the Company issued 8,470 shares of common stock to employees under the terms of the plan. As of December 31, 2009, 123,790 shares remain available for purchase under the plan.

Preferred Shares

The Company is authorized to issue 5,610,969 shares of preferred stock. The Company’s Board of Directors has the ability to determine the rights and preferences of the preferred stock and can issue the preferred stock without the approval of the holders of the common stock. As of December 31, 2009, there are no shares of preferred stock outstanding.

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

The Company has reserved shares of common stock for future issuance at December 31, 2009 as follows:

Options outstanding	8,427,307
Options available for future grants	5,187,287
1999 Employee Stock Purchase Plan—shares available for future purchase	123,790

13,738,384

11.   Common Stock Repurchase Program

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

All of the repurchased shares were cancelled and returned to the status of authorized, unissued shares. There were no repurchases of the Company’s common stock during the year ended December 31, 2009.

12.   Related Party Transactions

During the years ended December 31, 2009 and 2008, legal fees of approximately $0.7 million and $0.1 million, respectively, were paid to Reed Smith, LLP, a law firm in which a director of the Company is a partner. In addition, during the years ended December 31, 2008 and 2007, legal fees of approximately $0.6 million and $1.2 million, respectively, were paid to Morrison & Foerster LLP, a law firm in which a director of the Company was a partner. As of December 31, 2009 and 2008, the Company had immaterial amounts of accounts payable due to Reed Smith, LLP and Morrison & Foerster, LLP, respectively.

For the years ended December 31, 2009, 2008 and 2007, the Company paid fees of approximately $1.8 million, $1.0 million and $0.6 million, respectively, to CyberSource K.K. for services provided to certain customers. As of December 31, 2009 and 2008, the Company had immaterial amounts of accounts payable due to CyberSource K.K.

The terms of the Company’s contracts with the above related parties are consistent with its contracts with other independent parties.

13.   Litigation and Contingencies

In July and August 2001, various class action lawsuits were filed in the United States District Court, Southern District of New York, against the Company, its Chairman and CEO, a former officer, and four brokerage firms that served as underwriters in its initial public offering. The actions were filed on behalf of persons who purchased the Company’s stock issued pursuant to or traceable to the initial public offering. The action alleges that the Company’s underwriters charged secret excessive commissions to certain of their customers in return for allocations of the Company’s stock in the offering. The lawsuit filed against the Company was one of several hundred lawsuits filed against other companies based on substantially similar claims. On April 2, 2009, the underwriters, issuers, insurance companies, individual defendants, and plaintiffs filed with the court for approval a

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

finalized settlement agreement that was accepted by most parties to the litigation. On June 10, 2009, the court issued a preliminary approval of the settlement. On October 9, 2009, the court issued a final order approving the settlement. Pursuant to the terms of the proposed settlement, the Company’s insurer will cover any and all legal fees and damages payments on behalf of the Company and will waive the retention portion of the coverage amount. Accordingly, the Company will incur no costs or expenses related to this litigation. On October 23, 2009, three individuals that opted out of the plaintiffs’ class, filed a petition in the United States Court of Appeals for the Second Circuit, seeking permission to appeal the class certification. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On July 19, 2002, an action entitled Brian E. Wilgus and Robert C. Varner, Jr. v. CyberSource Corp., Civil Action No. 02-L-995, was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the Circuit Court for the Third Judicial District, Madison County, IL. Plaintiffs became employees of CyberSource upon the closing of the acquisition by CyberSource of PaylinX Corporation (the “Merger”). The plaintiffs’ employment with CyberSource were terminated in 2002 pursuant to a reduction in force. The action alleges that CyberSource breached contractual obligations by not providing the plaintiffs with the ability to exercise stock options on a timely basis upon closing of the Merger. Plaintiffs seek unspecified damages and attorneys’ fees. On August 30, 2004, the court granted certification of the plaintiff class, excluding roughly 25 former employees and officers that signed lock-up agreements and/or releases. The members of the class have been notified of the action, and, to the best of the Company’s knowledge, two employees have opted out of the litigation. Discovery has completed but a trial date has not yet been set. On September 5, 2006, the Company filed a motion for summary judgment. On October 2, 2006, Plaintiffs filed an opposition to the Company’s motion for summary judgment. On October 13, 2006, the Company filed a response to the Plaintiff’s opposition. A hearing was held on December 7, 2006 on the motion for summary judgment. On January 22, 2008, the court granted the Company’s motion for summary judgment. On January 31, 2008, Plaintiff filed a notice of appeal. On June 9, 2008, Plaintiff filed its appeal brief. On August 19, 2008, the Company filed a response brief. On January 7, 2009, a hearing was held by the court. On August 27, 2009, the district appellate court issued a decision reversing the summary judgment granted by the trial court. On September 25, 2009, the Company filed a Petition for Leave with the Supreme Court of the State of Illinois. On November 4, 2009, Plaintiffs filed an answer to the Company’s petition. On November 25, 2009, the Supreme Court of the State of Illinois denied the Company’s petition for appeal and the case is in the process of being sent back down to the Appellate District. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On August 11, 2004, the Company filed suit in the Northern District of California (the “District Court”) against Retail Decisions, Inc. (“ReD US”) and Retail Decisions Plc (“ReD UK”) (collectively, “ReD”), Case No. 3:04-CIV-03268, alleging that ReD infringes the Company’s U.S. Patent No. 6,029,154 (the “’154 Patent”). ReD filed a motion to stay the case pending a determination by the U.S. Patent and Trademark Office (“PTO”) as to whether it will grant ReD’s request that the PTO re-examine the ’154 Patent. In addition, based on ReD UK’s representation that ReD US is the sole entity that develops, operates, and distributes the eBitGuard service, the Company agreed to dismiss ReD UK while reserving the right to reinstitute action against ReD UK in the event the Company later discovers that ReD UK is subject to the District Court’s personal jurisdiction. On August 9, 2006, the PTO issued a final office action rejecting all of the claims of the ’154 Patent. On May 3, 2007, the PTO issued a “Notice of Intent to Issue Reexam Certificate,” reversing its action of August 9, 2006. On August 5, 2008, the PTO issued the Ex Parte Reexamination Certificate. Accordingly, the patent was re-validated. On April 25, 2008, litigation proceedings in the case were reinstated. In October 2008, ReD filed two motions for summary judgment. On November 24, 2008, the District Court denied one of the motions and ruled that the other motion was premature. On January 26, 2009, ReD filed three additional motions for summary judgment. On March 27, 2009, the District Court granted summary judgment, finding the Company’s patent claims invalid based on the patentability standard articulated in In re Bilski. On April 15, 2009, the District Court issued a judgment invalidating the patent. On May 13, 2009, the Company filed a notice of appeal. On July 8, 2009, the Company filed a motion to stay the appeal pending the outcome of Bilski vs. Doll, which is currently pending before the U.S. Supreme Court and which was the basis for the District Court’s March 27, 2009 decision in our case. While there can be no assurances as to the outcome of an appeal, the Company does not presently believe that the continuation of this lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

On April 1, 2009, John Pettitt, Murphy Labrador Corporation and Max GSD Trust filed suit in the Superior Court of California, Marin County, entitled John Pettitt, et al. v. CyberSource Corporation, et al., No. CIV 091005. The Company’s stock transfer agent, American Stock Transfer & Trust Company (“AS&T”), is also a named defendant. The Company was served with

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a First Amended Complaint on or around April 20, 2009. The complaint alleges, among other things, breach of contract, conversion, breach of fiduciary duty, and negligent infliction of emotional distress, arising from the transfer by AS&T of 100,000 shares of CyberSource common stock that were owned by Murphy Labrador Corporation to the State of California under California’s Unclaimed Property Law (“UPL”). Upon receipt of the shares from AS&T, and pursuant to the UPL, the State of California sold the shares at approximately $6.63 per share. The proceeds of the sale of the shares were recovered by Murphy Labrador Corporation, but plaintiffs are seeking re-issuance of the 100,000 shares or alternatively special damages of $877,000, unspecified consequential damages, interest, attorney’s fees, and punitive damages. On June 4, 2009, the Company filed a demurrer to dismiss the case. Prior to a scheduled hearing on the demurrer, plaintiffs filed a Second Amended Complaint on July 24, 2009. On August 17, 2009, the Company filed an answer to the Second Amended Complaint denying all allegations and asserting affirmative defenses. In December 2009, the parties participated in a court ordered mediation. While there can be no assurances as to the outcome of the lawsuit, the Company does not presently believe that the lawsuit would have a material effect on its financial condition, results of operations, or cash flows.

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

14.   Income Taxes

The components of income before income taxes are as follows (in thousands):

	December 31,
	2009	2008	2007
Domestic	$15,310	$1,053	$(1)
Foreign	1,133	2,323	2,111

Income before taxes	$16,443	$3,376	$2,110

The Company’s provision (benefit) for income taxes consists of the following (in thousands):

	December 31,
	2009	2008	2007
Current income taxes:
Federal	$441	$299	$319
State	1,618	934	99
Foreign	266	1,625	—

Total current income tax expense	2,325	2,858	418

Deferred income taxes:
Federal	4,178	(8,480)	(1,101)
State	(1,448)	(1,687)	(301)
Foreign	423	(44)	665

Total deferred income tax expense (benefit)	3,153	(10,211)	(737)

Total expense (benefit) for income taxes	$5,478	$(7,353)	$(319)

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the tax provision computed at the statutory income tax rate and the Company’s actual effective income tax provision (benefit) is as follows (in thousands):

	December 31,
	2009	2008	2007
Provision at statutory rate	$5,756	$1,182	$738
State income taxes	812	163	113
Other	(890)	209	(17)
Foreign tax impact	(20)	655	(218)
Stock-based compensation	(180)	185	33
Decrease in valuation allowance	—	(9,747)	(968)

Provision (benefit) for income taxes	$5,478	$(7,353)	$(319)

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

As of December 31, 2009, the Company had $148.4 million federal and $49.3 million state net operating loss carryforwards available to reduce future taxable income. Of these amounts, $43.5 million and $9.5 million, respectively, represent tax deductions from stock option compensation which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If the Company is not able to use them, the federal and state net operating loss carryforwards will expire in 2013 through 2024. Internal Revenue Code Section 382 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of a corporation’s ownership change, as defined in the Internal Revenue Code. The Company’s ability to utilize net operating loss carryforwards may be limited if such an ownership change occurs.

As of December 31, 2009, the Company also had research and development tax credit carryforwards of approximately $3.6 million and $0.8 million for federal and state income tax purposes, respectively. The federal carryforward will expire at various dates beginning in 2018 through 2029. The state carryforward can be carried forward indefinitely. The Company also has federal alternative minimum tax credits of approximately $1.4 million, which do not expire.

The Company has not provided for U.S. federal income and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of December 31, 2009, because such earnings are intended to be reinvested in the operations and potential acquisitions of its international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$38,845	$52,959
Tax credit carryforwards	5,396	4,857
Depreciation differences	5,516	7,946
Non-deductible stock compensation charges	7,768	6,393
Other, net	3,770	2,635

Deferred tax assets	61,295	74,790

Deferred tax liabilities:
Acquired intangibles	(41,301)	(51,643)

Net deferred tax assets	$19,994	$23,147

Under ASC 740, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of adopting ASC 718, the deferred tax asset balances at December 31, 2009 and 2008 did not include excess tax benefits from stock option exercises.

In addition, ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This topic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

As of December 31, 2009, the Company has provided a liability of approximately $1.8 million representing unrecognized tax benefits relating to various federal, state, and foreign income tax matters which is classified as other non-current tax liabilities in the Company’s balance sheet. All of this amount would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next twelve months.

As of December 31, 2009, the Company has accrued approximately $0.6 million of interest related to uncertain tax positions. The Company accounts for interest related to uncertain tax positions as part of its provision for federal and state income taxes.

A reconciliation of the beginning and ending balance of the consolidated liability for unrecognized income tax benefits is as follows (in thousands):

	2009	2008
Balance at January 1,	$4,672	$1,787
Additions for tax positions of prior years	2,124	3,799
Additions for tax positions related to the current year	666	795
Reductions for tax positions of prior years	(702)	(1,709)
Settlements during the year	(91)	—

Balance at December 31,	$6,669	$4,672

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. Tax years from 2003 through 2009 remain open to examination by U.S. federal, state and local, or non-U.S. tax jurisdictions.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.   Employee Savings and Retirement Plan

The Company maintains a defined contribution plan under Internal Revenue Service Code 401(k) (the “401(k) Plan”). The 401(k) Plan provides for tax deferred salary deductions. Employees can elect to contribute to the 401(k) Plan up to 20% of their salary, subject to current statutory limits. The Company began to contribute to the 401(k) Plan in 2008 and made contributions of approximately $0.9 million for both of the years ended December 31, 2009 and 2008.

16.   Net Income Per Share

The following table reconciles the numerators and denominators of the net income per share calculation for the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

	December 31,
	2009	2008	2007
Basic net income per share computation:
Net income	$10,965	$10,729	$2,429

Weighted-average common shares outstanding	69,530	69,132	40,736

Basic net income per share attributable to common stockholders	$0.16	$0.16	$0.06

Diluted net income per share computation:
Net income	$10,965	$10,729	$2,429

Weighted-average common shares outstanding	69,530	69,132	40,736
Incremental shares attributable to the assumed exercise of outstanding options	2,415	2,657	2,489

Total diluted weighted average common shares	71,945	71,789	43,225

Diluted net income per share attributable to common stockholders	$0.15	$0.15	$0.06

The computation of diluted net income per share excluded approximately 739,000, 737,000 and 1,039,000 options to purchase shares of common stock for the years ended December 31, 2009, 2008 and 2007, respectively, because the effect would have been antidilutive.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2009 or 2008.

CYBERSOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.  Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for fiscal 2009 and 2008 is as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Fiscal 2009
Revenues	$60,491	$62,889	$65,662	$76,094	$265,136
Gross profit	32,510	33,658	34,819	39,085	140,072
Net income	1,010	2,181	2,694	5,080	10,965
Basic net income per share	$0.01	$0.03	$0.04	$0.07	$0.16
Diluted net income per share	$0.01	$0.03	$0.04	$0.07	$0.15

Fiscal 2008
Revenues	$53,420	$55,659	$57,693	$62,254	$229,026
Gross profit	27,592	28,101	29,574	31,991	117,258
Net income (loss)	533	(45)	207	10,034	10,729
Basic net income per share	$0.01	$—	$—	$0.15	$0.16
Diluted net income per share	$0.01	$—	$—	$0.14	$0.15

The fourth quarter fiscal 2008 net income includes a reduction in the Company’s deferred tax asset valuation allowance of $10.3 million. The fourth quarter fiscal 2009 net income includes a reversal of stock compensation expense of approximately $2.1 million relating to a stock option grant that was cancelled prior to it vesting. The first and fourth quarter fiscal 2009 net income includes restructuring and other non-recurring charges of approximately $0.9 million and $0.6 million, respectively. The first, third and fourth quarter fiscal 2008 net income includes restructuring and other non-recurring charges of approximately $0.1 million, $0.3 million and $0.5 million, respectively.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

CyberSource Corporation

We have audited CyberSource Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CyberSource Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CyberSource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CyberSource Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of CyberSource Corporation and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Jose, California

February 26, 2010

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the headings “Election of Directors,” “Board and Corporate Governance Matters,” “Management,” and “Other Information.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the headings “Board and Corporate Governance Matters,” “Executive Officer and Director Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the headings “Security Ownership of Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the headings “Board and Corporate Governance Matters” and “Certain Related Person Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our December 31, 2009 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed as part of this Annual Report on Form 10-K and set forth on the page indicated:

Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is set forth on page 58 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

Exhibits

The exhibits required by Item 601 of Regulation S-K are set forth on the exhibit index that follows the signature page to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 26th day of February, 2010.

CYBERSOURCE CORPORATION

By:	/s/	MICHAEL A. WALSH
Michael A. Walsh President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Signature	Title	Date

/S/	MICHAEL A. WALSH	President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010
Michael A. Walsh

/S/	STEVEN D. PELLIZZER	Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	February 26, 2010
Steven D. Pellizzer

/S/	WILLIAM S. MCKIERNAN	Executive Chairman of the Board of Directors	February 26, 2010
William S. McKiernan

/S/	ROBERT E. DONAHUE	Director	February 26, 2010
Robert E. Donahue

/S/	JOHN J. MCDONNELL, JR.	Director	February 26, 2010
John J. McDonnell, Jr.

/S/	STEVEN P. NOVAK	Director	February 26, 2010
Steven P. Novak

/S/	CARL F. PASCARELLA	Director	February 26, 2010
Carl F. Pascarella

/S/	RICHARD SCUDELLARI	Director	February 26, 2010
Richard Scudellari

/S/	KENNETH R. THORNTON	Director	February 26, 2010
Kenneth R. Thornton

CYBERSOURCE CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2007, 2008 and 2009

(In thousands)

	Balance at Beginning of Year	Amounts Acquired or Charged to Revenue, Costs, or Expenses	Write- offs and Recoveries	Balance at End of Year
2007
Allowance for Doubtful Accounts	$493	$1,209	$968	$734
2008
Allowance for Doubtful Accounts	$734	$2,270	$1,934	$1,070
2009
Allowance for Doubtful Accounts	$1,070	$2,858	$2,608	$1,320

EXHIBIT INDEX

Exhibit Number	Document
3.1	Certificate of Incorporation of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed March 11, 2008)

3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed May 8, 2009)

10.1	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed March 30, 2000)

10.2	Second Amendment, dated December 30, 2004, to Lease, dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed March 10, 2005)

10.3+	1999 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed May 6, 2008)

10.4+	1999 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 9, 2006)

10.5+	CyberSource Corporation 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed May 8, 2009)

10.6+	Executive Employment Agreement dated December 10, 2009 between the Registrant and Michael A. Walsh (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 10, 2009)

10.7+	2009 Michael Walsh Commission and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed May 8, 2009)*

10.8+	Executive Employment Agreement dated March 31, 2006, by and between CyberSource Corporation and Scott Cruickshank (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed May 9, 2006)

10.9+	Form of CyberSource Executive Retention Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 10, 2009)

10.10+	Executive Retention Agreement between the Registrant and Michael A. Walsh

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Michael A. Walsh, President and Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Michael A. Walsh, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management contract or compensation plan, contract or arrangement.
*	A portion of this exhibit has been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission on June 12, 2009.