Form 10-K/A
period 2009-12-31
CYBERSOURCE CORP
filed 2010-04-30
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

CyberSource Corporation is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010 (“Original Annual Report”), for the sole purpose of including information in Part III, Items 10-14. This amendment does not amend or otherwise update any other information in the Original Annual Report. Accordingly, this amendment should be read in conjunction with the Original Annual Report and our filings with the SEC subsequent to the Original Annual Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below are the names, ages, and certain biographical information relating to our current directors, including specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve as a member of our Board of Directors.

Name of Director	Age	Position with Company	Director Since
William S. McKiernan	53	Executive Chairman of our Board of Directors	1997
John J. McDonnell, Jr.	72	Director	2000
Steven P. Novak	62	Director (Lead Independent Director)	1997
Kenneth R. Thornton	68	Director	2001
Richard Scudellari	53	Director	1997
Robert E. Donahue	61	Director	2007
Carl F. Pascarella	67	Director	2009

William S. McKiernan founded CyberSource Corporation in 1994. CyberSource initially launched software.net, an online software store and built the payment processing capability to support software.net. Starting in 1996, CyberSource created a second business focused on payment processing and ran two separate business units, an online software store and the payment processing business. On December 31, 1997, the two business units were split into two separate corporations resulting in software.net Corp. (later, Beyond.com Corporation) and the entity that operates today as CyberSource Corporation. Mr. McKiernan has served as our Chairman and CEO from our inception, until resigning the position of CEO on January 1, 2010. He currently serves as our Executive Chairman. From 1992 to 1994, Mr. McKiernan was employed by McAfee Associates, Inc. (now known as McAfee, Inc.), a developer of computer security software, where he served as President and Chief Operating Officer. Prior to joining McAfee, Mr. McKiernan also held management positions with Princeton Venture Research, Inc., an investment banking and venture consulting firm, IBM/ROLM, a telecommunications company, and PricewaterhouseCoopers LLP. He serves on the board of directors of the Multiple Myeloma Research Foundation, a non-profit cancer research foundation and is the West Coast Chairman of the Boston College Technology Council. Mr. McKiernan holds a B.S. from Boston College and an M.B.A. from the Harvard Business School.

Mr. McKiernan’s experience as our Chairman and prior experience as our Chief Executive Officer, his involvement with our formation as a public company, his knowledge of our company, his management skills, business and financial expertise, his experience as a certified public accountant with PricewaterhouseCoopers LLP, along with his prior performance on our Board of Directors, qualify him to serve as one of our directors.

John J. McDonnell, Jr. has served as a member of our Board of Directors since September 2000. Since January 2010, Mr. McDonnell has been Chief Executive Officer of Phoenix Managed Networks, LLC. Prior to that, he served as the Chief Executive Officer of ExaDigm, Inc., a provider of wireless and wired point-of-sale terminal solutions from October 2008. Prior to that, he served as the Chief Executive Officer and Chairman of TNS Inc., a telecommunications company which provides network services for the financial industry, from March 2001 to December 2006. He founded TNS Inc. in 1990 and served as its Chief Executive Officer, President and director from its founding until it was acquired by PSINet Inc. in November 1999. In April 2001, Mr. McDonnell and a group of investors reacquired TNS Inc. from PSINet. He previously served as Chief Executive Officer of PaylinX Corporation (“PaylinX”) from January 2000, and as a director of PaylinX from February 1999, both until our acquisition of PaylinX in September 2000. He also serves on the board of directors of DealerTrack, Inc. Mr. McDonnell holds a BEE from Manhattan College and an MEE from Rensselaer Polytechnic University.

Mr. McDonnell’s financial expertise (including his qualifications as an audit committee financial expert), his experience as an officer and director of other public companies, along with his prior performance on our Board of Directors, qualify him to as serve as one of our directors.

Steven P. Novak has served as a member of our Board of Directors since our inception in December 1997. In addition to having more than 35 years experience in the investment management industry in both public and private company investing, he is the founder and Chairman of Mederi Therapeutics Inc., a manufacturer of medical devices, and Chairman of Aperio Technologies, Inc., a leading supplier of digital pathology solutions. Mr. Novak also serves as director of TICC Capital Corp., a publicly-traded business development company, where he chairs the Audit and Valuation Committees. A Chartered Financial Analyst, Mr. Novak holds a B.S. from Purdue University and an M.B.A. from the Harvard Business School.

Mr. Novak’s investment management and financial expertise, his experience as a director and senior executive of public companies, along with his prior performance on our Board of Directors, qualify him to serve as one of our directors.

Kenneth R. Thornton has served as a member of our Board of Directors since April 2001. Mr. Thornton held numerous executive positions at International Business Machines Corporation’s (“IBM”), including General Manager of its Global Public Sector business, Vice President and General Manager – U.S. Mid-Atlantic Area, Industry Director – State & Local Government, Commercial Regional Manager and Director of US Federal Marketing Operations. Mr. Thornton is also a director of Cogent Systems, Inc., and a member of Base Technologies Inc., The Dashboard Group and Hire Networks Corporation advisory boards. He holds a B.S. in Business Administration from Barton College and has completed executive graduate study programs at the Harvard Business School, University of California at Berkeley School of Business, University of Maryland Directors Institute and IBM’s International Executive Program.

Mr. Thornton’s business and global executive management expertise, experience as a director of both public and private companies and as a chairman of the compensation committees of multiple public companies, his knowledge of information technology and related industries, along with his prior performance on our Board of Directors, qualify him to serve as one of our directors.

Richard Scudellari has served as a member of our Board of Directors since our inception in December 1997. Mr. Scudellari has been a partner at Reed Smith LLP, a law firm, since August 2008. From February 1999 to July 2008, he was a partner at Morrison & Foerster LLP, a law firm. Mr. Scudellari holds a B.S. and J.D. from Boston College.

Mr. Scudellari’s experience in securities and corporate finance, his knowledge of our company, his leadership and management skills, along with his prior performance on our Board of Directors, qualify him to serve as one of our directors.

Robert E. Donahue has served as a member of our Board of Directors since November 2007. Mr. Donahue joined our Board of Directors as part of the merger between Authorize.Net Holdings, Inc. and us. Prior to joining our Board of Directors, he served as the President and Chief Executive Officer of Authorize.Net Holdings, Inc., from August 2004 to November 2007 and as a member of the board of directors from January 2004. From November 2003 to January 2004, Mr. Donahue provided financial consulting services to KO Instruments, Inc., an electronic instruments manufacturer. Previously, he was Vice President and General Manager, Americas After Market Solutions at Celestica, Inc., an electronics manufacturing services provider, from November 2002 until November 2003; and President and Chief Operating Officer of Manufacturers Services, Ltd., an electronics manufacturing services company, from October 2000 to March 2002. From January 1999 to October 2000, Mr. Donahue was President and Chief Financial Officer of Manufacturers Services, Ltd. Mr. Donahue also serves on the board of directors of Sycamore Networks, Inc., a publicly-traded telecommunications company. He holds a B.A. from the College of the Holy Cross and an M.B.A. from the University of Massachusetts.

Mr. Donahue’s business expertise, his experience as an officer and director of public companies, along with his prior performance on our Board of Directors, qualify him to serve as one of our directors.

Carl F. Pascarella has served as a member of our Board of Directors since March 2009. Mr. Pascarella is currently an Executive Advisor at TPG, a leading global private equity firm. From August 1993 to August 2005, he was the President and Chief Executive Officer of Visa USA and also Director of Visa International. From January 1983 to August 1993, Mr. Pascarella served as President & CEO and Director of Visa Asia Pacific LTD. Before joining Visa USA, Mr. Pascarella served as a Vice President of the International Division of Crocker National Bank and also the Head of the California International Banking and Trade Finance organization for Crocker National Bank. He also served as a Vice President of Metropolitan Bank at Bankers Trust Company. Mr. Pascarella previously served as a director of Cobalt Networks Inc., Business Objects S.A and BroadVision Inc. He holds a degree in Business from the University of Buffalo and an M.S. from the Stanford Sloan Program at the Graduate School of Business at Stanford University.

Mr. Pascarella’s expertise in the global payment technology industry and his experience as an officer and director of public companies, along with his prior performance on our Board of Directors, qualify him to serve as one of our directors.

EXECUTIVE OFFICERS

Set forth below are the names, ages, and certain biographical information about our current executive officers.

Name	Age	Position(s)
Executive Officers
William S. McKiernan	53	Executive Chairman and Founder
Michael A. Walsh	41	President and Chief Executive Officer
Steven D. Pellizzer	41	Chief Financial Officer and Senior Vice President, Finance
Robert J. Ford	60	Chief Technology Officer and Executive Vice President of Product Development
George Barby	54	Vice President, Service Delivery
John Bodine	43	Vice President, Sales and Marketing, Authorize.Net
Neil Buckley	47	Vice President, Product Development and General Manager, Bellevue
Michael J. Orlando	42	Senior Vice President, Global Sales and Services

William S. McKiernan. Biographical information for Mr. McKiernan is included above under the caption “Directors”.

Michael A. Walsh joined us in September 1998 and became our President and Chief Executive Officer on January 1, 2010. He previously had served as our Senior Vice President of Worldwide Sales since January 2006. From December 2004 to December 2005, Mr. Walsh served as Vice President of Worldwide Sales. From September 1998 through December 2004, he held positions with increasing levels of responsibility with us including Senior Director, Director, and Manager. Prior to joining us, Mr. Walsh spent eight years in technology and financial services at Oracle Corporation and Merrill Lynch. He received a B.A. in Political Science from the University of California at Irvine.

Steven D. Pellizzer joined us in February 1999 and has served as Senior Vice President of Finance since October 2007. In January 2003, Mr. Pellizzer was appointed Chief Financial Officer. Previously, Mr. Pellizzer served as Vice President of Finance since January 2002 and, prior to that, as Corporate Controller and Assistant Controller. Before joining us, Mr. Pellizzer was a Manager at PricewaterhouseCoopers LLP, an accounting firm, from 1996 to 1999. Mr. Pellizzer received a B.S. in Commerce from Santa Clara University.

Robert J. Ford joined us in June 1999 and since July 2004, he has served as our Executive Vice President of Product Development, in addition to serving as our Chief Technology Officer, a position he has held since January 2002. From October 2000 to July 2004, Mr. Ford served as our Senior Vice President of Product Development. Prior to October 2000, he served as our Vice President of Engineering. From 1997 to May 1999, Mr. Ford was Vice President of Engineering for Extensity, Inc., a vendor of web-based e-business applications. From 1995 to 1997, he served as Vice President of Engineering for Intrinsa Corporation, a developer of defect detection software. From 1992 to 1995, Mr. Ford was Vice President of Engineering for Objectivity, Inc., a developer of database management systems. He was employed by Boole & Babbage, Inc., a vendor of systems management software, from 1980 to 1992, where he was Vice President of Engineering from 1981 to 1986, Vice President of Advanced Technology from 1986 until 1989, and Vice President of Systems from 1989 to 1992. Mr. Ford received a B.S. from Witwatersrand College for Advanced Technical Education in South Africa.

George Barby joined us in July 2006 and serves as our Vice President of Service Delivery. Prior to this, he was Vice President, Network Engineering and Telecommunications at Safeway, Inc. from 2002 to 2006. Mr. Barby has more than 20 years of payment experience as a technology executive responsible for payment data centers operations, network engineering, and payment management applications. He has served as Vice President of Network Engineering and Telecommunications at First Data Corporation and Vice President of Global Telecommunications and Network Engineering at Visa International. Prior to Visa, he managed Wells Fargo’s network engineering. Mr. Barby has merchant, 3rd party processor, card company, and bank payment experience.

John Bodine joined us in November 2007 as our Vice President, Sales and Marketing, Authorize.Net as part of our merger with Authorize.Net Holdings, Inc. Prior to joining us, Mr. Bodine was the Vice President, Sales and Marketing of Authorize.Net Holdings, Inc. from October 2002 to November 2007. Mr. Bodine holds a B.S. in Marketing from Brigham Young University.

Neil Buckley joined us in November 2007 as our Vice President, Product Development and General Manager, Bellevue. Mr. Buckley joined us as part of our merger with Authorize.Net Holdings, Inc. Prior to joining us, Mr. Buckley was the Vice President, Product Development and Technical Operations of Authorize.Net Holdings, Inc. from June 2005 until November 2007. Mr. Buckley was the Vice President of Development at Vallent Corporation (formerly WatchMark), a network performance monitoring and service company, from 2002 until June 2005. Mr. Buckley received a B.S. in Physics from the Royal College of Science, Imperial College, University of London and a Masters degree in Computer Science from Manchester University, Manchester, England.

Michael J. Orlando joined us in 2000, and was appointed to the position of Senior Vice President, Global Sales and Services in January 2010. Prior to January 2010, he served as Vice President of Strategic Markets, Principal for the company’s Professional Services Group, and regional sales manager. He has over 20 years of experience in technology sales. Prior to CyberSource, Mr. Orlando served as district sales manager for PaylinX Corporation, a company that was purchased by CyberSource in 2000. He worked in a variety of sales positions in the years prior, including AVT Corporation, Comdial Corporation, Nitsuko America, and Inter-Tel. Mr. Orlando has a Bachelor of Science degree in management from California Coast University.

There are no family relationships among any of our directors or executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and persons who own more than 10% of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership of our common stock with the SEC and the Nasdaq Stock Market. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal year 2009, all Reporting Persons complied with all applicable filing requirements, except for: Mr. Pascarella who did not timely file his Form 3 initial statement of beneficial ownership and also did not timely file two Form 4s reporting three transactions; Mr. Barby who did not timely file his Form 3 initial statement of beneficial ownership (due in fiscal year 2008 but filed in fiscal year 2009) and did not timely file two Form 4 reporting three transaction (including one Form 4 reporting two transactions due in fiscal year 2008 but filed in fiscal year 2009); and Mr. Bodine who did not timely file his Form 3 initial statement of beneficial ownership.

CODE OF ETHICS

We have adopted a Code of Business Conduct that applies to our directors, executive officers and employees that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. To the extent required by law, we will promptly disclose to the public any amendments to, or waivers from, any provision of the Code of Business Conduct. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules. Our Code of Business Conduct is available on our website at www.cybersource.com.

AUDIT COMMITTEE

Our Audit Committee overseas our accounting and financial reporting processes, as well as audits of our financial statements. Its responsibilities include (i) appointing our independent registered public accounting firm, (ii) approving the services performed by that accounting firm, (iii) reviewing the plans and results of audits performed by that accounting firm, (iv) reviewing and evaluating our accounting principles and system of internal accounting control, and (v) approving any related-party transactions. The members of our Audit Committee are Messrs. McDonnell, Novak, and Thornton. Our Board of Directors has determined that each member of our Audit Committee is able to read and understand financial statements and that Mr. McDonnell is an “audit committee financial expert” as defined by the rules of the SEC and is independent under the rules of the Nasdaq Stock Market.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

Our Compensation Committee has responsibility for reviewing and developing compensation policies applicable to our executive officers and directors in accordance with our compensation philosophy, making decisions regarding all forms of compensation to executive officers and directors, and administering our 1999 Stock Option Plan, the 1999 Non-Qualified Stock Option Plan and the Assumed PaylinX Options, the equity plans used to grant stock options to executive officers, directors and other key employees.

Compensation Philosophy and Objectives

Our Compensation Committee believes that the primary goal of our executive compensation program should be related to creating stockholder value. The executive compensation policies of our Compensation Committee are designed to provide incentives to create stockholder value by attracting, retaining and motivating executive talent that contributes to our short-term and long-term success; by rewarding the achievement of our short-term and long-term strategic goals; by linking executive officer compensation and stockholder interests through grants of awards under our various stock option plans; and by recognizing individual contributions to our performance.

Role of Executive Officers in Compensation Decisions

Our Compensation Committee makes all compensation decisions for our executive officers. Our Chief Executive Officer annually reviews the performance of each executive officer, other than his own performance, which is annually reviewed by our Compensation Committee. Our Chief Executive Officer then presents to our Compensation Committee for consideration his conclusions reached from the reviews and his resulting recommendations relating to an executive’s compensation, such as salary adjustments and annual bonus or equity award amounts. Our Compensation Committee exercises its discretion in modifying such recommendations.

Setting Executive Compensation

Based on the foregoing objectives, our Compensation Committee has structured our short-term and long-term incentive-based cash and noncash executive compensation to motivate executives to achieve our business goals and reward the executives for achieving such goals. In furtherance of this, our Compensation Committee has used market data provided by the Radford Executive Survey, a survey of executive compensation published by Radford Surveys + Consulting, a business unit of Aon Consulting, Inc., a global human resources consulting firm. Our Compensation Committee also has engaged Radford Surveys + Consulting to provide information about long-term incentive practices and alternatives and to provide recommendations on how best to structure an equity incentive program that aligns the interests of our executives, stockholders and us as a company.

Base Salaries

We provide named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salaries for named executive officers are determined for each executive based on his or her position and responsibility. Salary levels are typically considered annually as part of our performance review process, as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries of executive officers are based on upon market data for their positions and our Chief Executive Officer’s assessment of individual performance.

For fiscal year 2009, the Compensation Committee approved the following increases in the annual salaries of named executive officers effective April 1, 2009:

Name	Increase in Annual Salary	Annual Salary Following Increase
William S. McKiernan	$80,000	$465,000
Michael A. Walsh	$8,000	$275,000
Steven D. Pellizzer	$15,000	$305,000
Robert J. Ford	—	$285,000
George Barby	$10,000	$255,000

For fiscal year 2010, the Compensation Committee approved a further $10,000 increase to Mr. Barby’s annual salary and no increases to Mr. Pellizzer’s salary or Mr. Ford’s salary. In connection with Mr. Walsh’s appointment as our President and Chief Executive Officer effective January 1, 2010, we entered into an employment agreement with Mr. Walsh to establish his annual salary at $400,000. During this initial year of Mr. Walsh’s service as President and Chief Executive Officer, Mr. McKiernan as Executive Chairman will continue in fiscal year 2010 to receive the same base salary he received in fiscal year 2009 (although he will not receive long-term incentive compensation and he will not participate in our cash bonus program).

During its review of base salaries for executives, our Compensation Committee primarily considers:

•	Market data provided by our outside consultants;

•	Internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	Individual performance of the executive.

In making decisions regarding the 2009 annual base salaries of our executive officers, our Compensation Committee compared the annual base salaries of the executive officers against data from the Radford Executive Survey of a peer group of 23 companies representative of our size with (i) annual revenues ranging from approximately $156 million to $430 million, (ii) market capitalization ranging from $122 million to $2 billion, and (iii) headcount ranging from 300 to 1,740 employees. For comparison purposes, our company during fiscal year 2008 had (i) annual revenues of approximately $229 million, (ii) market capitalization of approximately $765 million, and (iii) headcount of 615 employees. The peer group of companies in the Radford Executive Survey are drawn from the following industry sectors: Network Products/Services, Software Products/Services, Internet/E-Commerce, and Telecommunications Products/Services. The companies comprising this peer group are:

•	Advent Software, Inc.

•	Ariba, Inc.

•	Blue Coat Systems, Inc.

•	DealerTrack Holdings, Inc.

•	Equinix, Inc.

•	Extreme Networks, Inc.

•	Harmonic, Inc.

•	Infinera Corp.

•	Informatica Crop.

•	Interwoven, Inc.

•	Ixia

•	Macrovision Corp.

•	NetScout Systems, Inc.

•	Novatel Wireless, Inc.

•	Radiant Systems, Inc.

•	Riverbed Technology, Inc.

•	S1 Corp.

•	Shutterfly, Inc.

•	Silicon Image, Inc.

•	SonicWALL, Inc.

•	SPSS, Inc.

•	Vignette Corp.

•	Websense, Inc.

In making decisions regarding the 2010 annual base salaries of our executive officers, our Compensation Committee compared the annual base salaries of the executive officers against data from the Radford Executive Survey of a peer group of 20 companies representative of our size with (i) annual revenues ranging from approximately $175 million to $460 million, (ii) market capitalization ranging from $178 million to $2.1 billion, and (iii) headcount ranging from 307 to 1,740 employees. For comparison purposes, our company during fiscal year 2009 had (i) annual revenues of approximately $265 million, (ii) market capitalization of approximately $1.3 billion, and (iii) headcount of 650 employees. The peer group of companies in the Radford Executive Survey are drawn from the same industry sectors and consist of the same companies as in 2009 listed above except that (a) Equinix, Inc. and Infinera Corp. are no longer included because their annual revenues exceeded $500 million in fiscal year 2009, (b) Harmonic, Inc., DealerTrack Holdings, Inc., SPSS, Inc. Interwoven, Inc., S1 Corp., Vignette Corp., and Macrovision Solutions Corp. are no longer included because they since were acquired or no longer participate in the survey, and (c) in their place, the following companies are included: Blackboard, Inc., Commvault Systems,Inc., Concur Technologies, Inc., Digital River, Inc., JDA Software Group, Inc., and Tekelec.

Our Compensation Committee attempts to generally set the annual base salaries for executive officers at approximately the 50th percentile of annual base salaries paid to similarly situated executives, based on the data in the Radford Executive Survey. Variations of generally not more than 15% from the 50th percentile are made when the Compensation Committee believes an executive’s contributions are not necessarily equivalent to peer companies, whether because of the duties performed by the executive or differences between our company’s operating model and those of peer companies. Because 2010 represents the initial year of his service as President and Chief Executive Officer, Mr. Walsh’s base salary reflects an approximately 15% negative variation. Because his job responsibilities are broader than executives with a similar job title at peer companies and because he has achieved superior performance integral to our company’s operations, Mr. Barby’s base salary reflects an approximately 15% positive variation. The other named executive officers generally receive base salaries at the 50% percentile. Our Compensation Committee believes setting base salaries at the 50% percentile, subject to variations of not more than 15%, is required in order to attract and retain a well-qualified base of executive officers.

Long-Term Equity Incentive Compensation

Our Compensation Committee has considered alternative forms of equity grants, such as restricted stock. To date, however, our Compensation Committee has concluded that these alternative grant types lacked the focused incentive features of stock options and, with restricted stock in particular, control over the timing of taxation. As a result, our Compensation Committee has concluded that it would continue to utilize stock options as its primary long-term equity incentive compensation, with limited exceptions.

Our stock option program assists us to:

•	Enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	Provide an opportunity for increased equity ownership by executives; and

•	Maintain competitive levels of total compensation.

Our Compensation Committee approved the 2009 annual stock options awards in February 2009. The option award amounts in fiscal year 2009 for named executive officers is described under the “Grants of Plan-Based Awards in 2009” table below. Our Compensation Committee approved the 2010 annual stock options award in March 2010, except for Mr. Walsh who received his award in January 2010 in connection with the commencement of his service as our President and Chief Executive officer. Mr. McKiernan as Executive Chairman has not been awarded options in 2010. The option award amounts in fiscal year 2010 for named executive officers is as follows:

Name	Number of Shares Underlying Option Awards in 2010
Michael A. Walsh	700,000
Steven D. Pellizzer	80,000
Robert J. Ford	55,000
George Barby	60,000

Stock option award levels are generally determined based on market data and vary among participants based on their positions within us. In making decisions regarding the fiscal year 2009 equity compensation of our executive officers, our Compensation Committee relied on the same data from the Radford Executive Survey cited under “Base Salaries” above but used a broader group of 31 peer companies. The additional six companies for determining equity compensation consist of eBay, Inc., Google, Inc., Metavante Technologies, Inc., McAfee, Inc., SalesForce.com, Inc., Symantec Corp., VeriSign, Inc., and Yahoo! Inc. These technology companies generate annual revenues in excess of $500 million but are geographically near our operational headquarters. Our Compensation Committee believes our company can and should compete with prominent Silicon Valley companies with respect to noncash equity compensation for executives; however a $500 million revenue maximum of peer companies is more representative of our own company size and a more appropriate standard for cash salary compensation. Our Compensation Committee used a similar rationale in making decisions regarding the 2010 equity compensation of our executive officers. Specifically, for fiscal year 2010, our Compensation Committee relied on the same data from the Radford Executive Survey cited under “Base Salaries” above but used a broader group of 29 peer companies, consisting of the same peer group of 20 companies used for determining base salaries and adding nine companies that generate revenues in excess of $500 million. The nine additional companies consist of eBay, Inc., Equinix, Inc., Google, Inc., and Infinera Corp., McAfee, Inc., SalesForce.com, Inc., Symantec Corp., VeriSign, Inc., and Yahoo! Inc.

Our Compensation Committee attempts to set equity compensation for our executive officers at the median value of equity compensation paid to similarly situated executives of companies comprising the peer group listed above. When determining specific grants, our Compensation Committee generally uses a guideline of sizing grants within a spread of plus or minus 35% around the target grant size, but may depart from that spread when deemed merited by our Compensation Committee in its discretion. Variations from the median are made when the Compensation Committee believes an executive’s contributions are not necessarily equivalent to peer companies, whether because of the duties performed by the executive or differences between our company’s operating model and those of peer companies.

For fiscal year 2009, Mr. McKiernan received an equity compensation award at approximately 15% below the median primarily due to his relatively high level of existing equity ownership, Mr. Walsh received an equity compensation award at approximately 5% below the median primarily due to his higher cash-based incentive component described under “Sales Commission Incentive Plan” below, Mr. Pellizzer receive an equity compensation award at approximately 15% above the median primarily to differentiate his role as Chief Financial Officer from other executive officers, Mr. Ford received an equity compensation award at approximately 15% below the median primarily due to the fewer responsibilities he holds relative to executives with a similar job title at peer companies, and Mr. Barby received an equity compensation award at approximately 50% above the median primarily because his job responsibilities are broader than executives with a similar job title at peer companies and because he has achieved superior performance integral to our company’s operations.

For fiscal year 2010, Mr. Pellizzer and Mr. Ford received equity compensation awards at approximately 5% above and 25% below the median, respectively, generally for the same reasons as in fiscal year 2009. Mr. Barby received an equity compensation award in fiscal year 2010 at approximately 10% above the median for the same reasons as in fiscal year 2009 but taking into account the relatively large size of his fiscal year 2009 equity compensation award. As previously discussed, Mr. McKiernan did not receive an equity compensation award in fiscal 2010in his newly established role as Executive Chairman. Our Compensation Committee determined the equity compensation award for Mr. Walsh in fiscal year 2010 by reference to an approximate multiple of 3X the median, which (i) represents his initial hire year as President and Chief Executive Officer, (ii) is consistent with the historical practice in awarding equity compensation to our company’s prior President upon his initial hire, and (iii) correlates to approximately 1% of our company’s common shares outstanding.

In making its determinations of the type and amount of equity compensation awards, the Compensation Committee is cognizant of our company’s equity burn rate and equity overhang. For these purposes, we strive to maintain burn rates and overhangs at or below those of our peer companies and at a level deemed acceptable by proxy advisory services. Our Compensation Committee relies on the same data from the Radford Executive Survey cited above but uses the peer groups described under “Base Salaries” because those companies with revenues at $500 or less are closer our company’s size for comparison purposes.

Compensation Committee approval of stock option awards for newly hired executives takes place on or before the executive’s first day of employment and, in each case, the awards were effective on his or her first day of employment. All option awards have an exercise price equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of the award (or the immediately preceding trading day, if the Nasdaq Global Select Market was not open on the date of the award).

Generally, the options granted by our Compensation Committee to new employees have a four-year vesting schedule with 25% of the shares underlying the option vesting after one year of employment with us and the remaining shares vest in equal portions over the following 36 months. Options granted to employees who have been employed with us for one year also have a four-year vesting schedule, though the options typically vest in equal portions over 48 months. The term of the options granted is generally six years. In the event an optionee terminates employment or service with us for any reason, other than as a result of death or disability, the vested portion of the option may generally be exercised within 30 days after the optionee’s termination of employment or service. In the event an optionee terminates employment or service as a result of his or her death or disability, the vested portion of the option may generally be exercised within one year after the date of such termination.

Performance-Based Incentive Compensation

For fiscal year 2009, we maintained a cash bonus plan titled the “2009 Executive Bonus Plan” for our eligible employees with the title of vice president or above, including our executive officers. The 2009 Executive Bonus Plan contained two components: (i) the payment of a specific bonus amount to each individual connected to achievement of our non-GAAP operating income target set forth in our 2009 financial plan, as approved by and subject to amendment at the sole discretion of our Board of Directors; and (ii) the possibility of an individual incremental bonus out of a bonus pool funded with one dollar for every dollar by which we exceeded our non-GAAP operating income target until the incremental bonus pool is fully funded. The total dollar amount of the target bonus (including any incremental bonus) is comprised of (a) seventy-five percent (75%) based on our overall performance relative to our non-GAAP operating income target, and (b) twenty-five percent (25%) based on the performance of each individual. For our company, the difficulty in achieving the non-GAAP operating targets for 2009 was consistent with levels in prior years and correlates to our more aggressive growth rate relative to many of our peer companies. The degree of difficulty in achieving the performance targets is demonstrated by the fact that, during fiscal year 2009, less than the maximum target bonuses were paid out and no incremental bonuses were paid. Target bonus amounts are calculated as a percentage of base salary and vary by individual. In establishing bonus amounts for our executive officers, we considered the total cash compensation paid to similarly situated executives of companies with annual revenues ranging from approximately $156 million to $430 million per the Radford Executive Survey, as well as the total amount of bonus pool available for payment to all of our employees (including executive officers) and the past performance of an individual executive officer. Under the 2009 Executive Bonus Plan, our executive officers were entitled to cash bonuses up to those amounts as described under the “Grants of Plan-Based Awards in 2009” table below. Our named executive officers ultimately were paid (i) approximately 86% of the target bonus related to our achievement of our operating income target and (ii) none of the maximum bonus payable for us exceeding the operating income target. The aggregate amount of those earned cash bonuses payable to the named executive officers as a group was $523,321.

Mr. McKiernan’s individual performance goals for fiscal year 2009 were: (1) promote strategic initiatives through mergers and acquisitions, relationships with key financial institutions, and forming relevant alliances and partnerships; (2) drive operational objectives of the company; (3) enhance corporate governance; and, (4) organizational development and culture. The Compensation Committee determined that Mr. McKiernan met or exceeded his individual performance goals and therefore Mr. McKiernan received 100% of the individual performance-based portion of his target bonus amount.

Mr. Walsh’s individual performance goals for fiscal year 2009 were: (1) achieve internal net revenue targets; (2) drive international expansion initiatives; and, (3) streamline and consolidate certain groups within the sales organization. The Chief Executive Officer, in his discretion, with concurrence of the Compensation Committee, determined that Mr. Walsh met or exceeded his individual performance goals and therefore Mr. Walsh received 100% of the individual performance-based portion of his target bonus amount.

Mr. Pellizzer’s individual performance goals for fiscal year 2009 were: (1) ensuring accuracy and timeliness of internal and external reporting; (2) increasing efficiencies, automation, and cross functional cooperation among the risk management, internal audit, and finance teams; and, (4) supporting the company’s strategic initiatives. The Chief Executive Officer, in his discretion, with concurrence of the Compensation Committee, determined that Mr. Pellizzer met or exceeded his individual performance goals and therefore Mr. Pellizzer received 100% of the individual performance-based portion of his target bonus amount.

Mr. Ford’s individual performance goals for fiscal year 2009 were: (1) providing technical leadership necessary to support the enterprise and small business platforms; (2) selection of key vendors for certain development initiatives of the company; and, (3) ensuring and supporting the transition of product development leadership. The Chief Executive Officer, in his discretion, with concurrence of the Compensation Committee, determined that Mr. Ford met or exceeded his individual performance goals and therefore Mr. Ford received 100% of the individual performance-based portion of his target bonus amount.

Mr. Barby’s individual performance goals for fiscal year 2009 were: (1) maintain reliability and capabilities of production systems; (2) continue timely delivery of merchant reports; and, (3) complete migration of key database systems. The Chief Executive Officer, in his discretion, with concurrence of the Compensation Committee, determined that Mr. Barby met or exceeded his individual performance goals and therefore Mr. Barby received 100% of the individual performance-based portion of his target bonus amount.

For fiscal year 2010, we retitled the cash bonus plan covering executive officers as the “2010 Senior Management Bonus Plan.” Its provisions are substantially the same as the 2009 Executive Bonus Plan described above, with the significant exception that the 2010 Senior Management Bonus plan reflects a single bonus amount for each individual rather than containing a separate incremental bonus. The 2010 Senior Management Bonus Plan is connected to achievement against our internal, full year non-GAAP operating income target range set forth in our 2010 financial plan, adopted by and subject to amendment at the sole discretion of our Board of Directors. The difficulty in achieving the non-GAAP operating targets for 2010 is consistent with levels in prior years and correlates to our more aggressive growth rate relative to many of our peer companies. In establishing bonus amounts for our executive officers, we considered the total cash compensation paid to similarly situated executives of companies with annual revenues ranging from approximately $176 million to $461 million per the Radford Executive Survey, as well as the total amount of bonus pool available for payment to all of our employees (including executive officers) and the past performance of an individual executive officer. Currently-serving named executive officers shall be eligible to receive a cash bonus under the 2010 Senior Management Bonus Plan as follows:

Name	2010 Target Bonus
Michael A. Walsh	$400,000
Steven D. Pellizzer	$183,000
Robert J. Ford	$85,500
George Barby	$131,250

William S. McKiernan, now our Executive Chairman, is not an eligible employee under the 2010 Senior Management Bonus Plan since he is no longer serving as our Chief Executive Officer. Individuals who become employees as a result of a merger or acquisition that closes after the 2010 Senior Management Bonus Plan was approved on March 3, 2010 are not be eligible to participate. The 2010 Senior Management Bonus Plan may be revised or terminated at any time at our sole and absolute discretion.

Mr. Walsh’s individual performance goals for fiscal year 2010 are: (1) execution of international expansion strategies; (2) driving attainment of financial and operational objectives of the company for 2010; (3) continue to promote corporate governance initiatives; and, (4) organizational development and culture.

Individual performance goals for other named executive officers for fiscal year 2010 have not yet been established.

Sales Commission Incentive Plan

Our Compensation Committee implemented a sales commission incentive plan for Michael A. Walsh, who prior to becoming our President and Chief Executive Officer, was our Senior Vice President, Worldwide Sales. This plan was in addition to Mr. Walsh’s participation in the Executive Bonus Plan. Under this 2009 sales commission incentive plan, Mr. Walsh was eligible to receive an additional bonus of $25,000 per quarter in the form of commissions based on our attaining certain non-GAAP net revenue targets. Further, upon our achievement of these targets, Mr. Walsh also was eligible to receive an additional commission equal to 3% of the excess of the target amounts. Due to his eligibility to receive compensation under this sales commission incentive plan, Mr. Walsh’s participation in our Executive Bonus Plan was limited to a maximum of $25,000. Our Compensation Committee believes that this arrangement provided Mr. Walsh with a net revenue-based and net income-based component to his compensation, which is appropriate considering his responsibilities and duties as the leader of our Worldwide Sales function. The targets applicable to Mr. Walsh were reasonably difficult as demonstrated by the fact that they were achieved or exceeded in 2009 during only three of the four fiscal quarters. Mr. Walsh earned $156,865 under the sales commission incentive plan during 2009. The sales commission incentive plan is no longer in effect for Mr. Walsh during fiscal year 2010 since he became our President and Chief Executive Officer on January 1, 2010.

Retention Agreements

In December 2009, as discussed in greater detail under the heading “Employment Agreements” below, we entered into retention agreements with executive officers to provide them severance and other benefits upon termination of employment in connection with a change-in-control of our company. These retention agreements were entered into in connection with our founder Mr. McKiernan’s announced resignation as Chief Executive Officer and Mr. Walsh’s elevation to that position effective January 1, 2010. We believe the severance protections we have provided to our executive officers are consistent with our compensation objective to attract, motivate and retain qualified key executives.

Other Benefits

We generally offer our executive officers the ability to participate in the same benefit programs (such as medical, dental and vision benefits coverage, and life insurance protection) offered to all of our full-time employees.

Since 2008, we also have offered a company match to our 401(k) Plan, which is a defined contribution plan, to all of our employees including executive officers. In 2009, participants were able to contribute up to $16,500 (in accordance with Internal Revenue Services rules). We match up to $0.50 per $1.00 our employees contribute up to 6% of compensation. Based upon the $0.50 per $1.00 contributed and the 6% limit that we match, the maximum match in 2009 was $7,350 per employee.

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, our Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct annual compensation of more than $1,000,000 that is paid to certain individuals, unless the compensation qualifies as performance-based under Section 162(m). Our Compensation Committee believes that it is important for it to retain maximum flexibility in designing compensation programs that meet its stated objectives. Accordingly, our Compensation Committee, while considering tax deductibility as a factor in determining compensation, will not necessarily limit compensation to those types of compensation that will be fully deductible. We believe that compensation currently paid under the management incentive plans is generally fully deductible for federal income tax purposes.

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, we began accounting for stock options in accordance with the requirements of FASB ASC Topic 718.

Summary Compensation Table

The following table sets forth certain information concerning compensation of each person that served as our principal executive officer or principal financial officer during the fiscal years ended December 31, 2009, and our next three most highly compensated executive officers during the fiscal year ended December 31, 2009. The individuals listed below constitute our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($)			All Other Compensation (2) ($)		Total ($)
William S. McKiernan Chairman and Chief Executive Officer (3)	2009 2008 2007	$ $ $	445,000 375,000 340,000	— — —	— — —	$ $ $	1,068,680 717,885 441,320	$ $ $	258,771 385,000 100,000		$ $	7,350 6,900 —	$ $ $	1,779,801 1,484,785 881,320
Michael A. Walsh Senior Vice President, Worldwide Sales (3)	2009 2008 2007	$ $ $	273,000 267,000 224,000	— — —	— — —	$ $ $	347,321 429,489 359,983	$ $ $	178,269 131,175 159,258	(4) (5) (6)	$ $	6,000 6,000 —	$ $ $	804,590 833,664 743,241

Name and Principal Position	Year	Salary ($)			Bonus ($)	Stock Awards (1) ($)	Option Awards (1) ($)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation (2) ($)		Total ($)
Steven D. Pellizzer Chief Financial Officer and Senior Vice President of Finance	2009 2008 2007	$ $ $	301,250 286,250 245,000	(7)	— — —	— — —	$ $ $	374,038 429,489 359,983	$ $ $	104,450 135,000 63,750	$ $	7,350 6,900 —	$ $ $	787,088 857,639 668,733
Robert J. Ford Chief Technology Officer and Executive Vice President of Product Development	2009 2008 2007	$ $ $	285,000 283,750 276,250		— — —	— — —	$ $ $	293,887 190,884 359,983	$ $ $	73,201 120,000 75,000	$ $	7,350 6,900 —	$ $ $	659,438 601,534 711,233
George Barby, Vice President, Service Delivery (8)	2009		$252,500		—	—		$374,038		$65,495		$7,350		$699,383

(1)	In accordance with recent changes in the SEC’s disclosure rules, the amounts reported for Options Awards represents the grant date fair value of the award determined in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements for the year ended December 31, 2009 contained in our Original Annual Report (the Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010) for a discussion of all assumptions made in connection with the computation of these values. The SEC previously required that we present equity award information for 2008 and 2007 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s disclosure rules require that we now present the option award amounts in the table above with respect to 2008 and 2007 on a similar basis as the 2009 presentation using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for option awards in 2008 and 2007 differ from the amounts previously reported in our Summary Compensation Table for these years. As a result, each named executive officer’s total compensation amounts for 2008 and 2007 also differ from the amounts previously reported in our Summary Compensation Table for these years.
(2)	Consists of our match to the individual’s contribution under our 401(k) savings plan as in effect during 2008 and 2009.
(3)	Mr. McKiernan resigned the position as Chief Executive Officer, and Mr. Walsh became President and Chief Executive officer, effective January 1, 2010.
(4)	Consists of $21,404 earned pursuant to our Executive Bonus Plan and $156,865 earned pursuant to Mr. Walsh’s sales commission incentive plan.
(5)	Consists of $50,000 earned pursuant to our Executive Bonus Plan and $81,175 earned pursuant to Mr. Walsh’s sales commission incentive plan.
(6)	Consists of $25,000 earned pursuant to our cash bonus plan and $134,258 earned pursuant to Mr. Walsh’s sales commission incentive plan.

(7)	Mr. Pellizzer was promoted to the position of Senior Vice President of Finance on October 16, 2007. In connection with this promotion, Mr. Pellizzer received a salary increase of $30,000. Therefore, the 2007 numbers reflected in this table for Mr. Pellizzer reflect the pro rata increase in base salary that Mr. Pellizzer received.
(8)	Mr. Barby was not a named executive officer for fiscal years 2008 or 2007.

Grants of Plan-Based Awards in 2009

The following table sets forth certain information concerning grants of awards made to each named executive officer during the fiscal year ended December 31, 2009:

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards					Estimated Possible Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)
		Threshold ($)	Target (1) ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
William S. McKiernan	—	$0	$302,250		$467,250		—	—	—	—	—	—	—
	2/26/09	—	—		—		—	—	—	—	200,000	$12.33	$1,068,680
Michael A. Walsh	—	$0	$125,000	(3)	$150,000	(4)	—	—	—	—	—	—	—
	2/26/09	—	—		—		—	—	—	—	65,000	$12.33	$347,321
Steven D. Pellizzer	—	$0	$122,000		$172,000		—	—	—	—	—	—	—
	2/26/09	—	—		—		—	—	—	—	70,000	$12.33	$374,038
Robert J. Ford	—	$0	$85,500		$85,500		—	—	—	—	—	—	—
	2/26/09	—	—		—		—	—	—	—	55,000	$12.33	$293,887
George Barby	—	$0	$76,500		$126,500		—	—	—	—	—	—	—
	2/26/09	—	—		—		—	—	—	—	70,000	$12.33	$374,038

(1)	Additional information regarding the cash bonus plan is available under the heading “Performance Based Incentive Compensation” in the Compensation Discussion and Analysis above.
(2)	Represents the grant date fair value of the award determined in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements for the year ended December 31, 2009 contained in our Original Annual Report (the Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010) for a discussion of all assumptions made in connection with the computation of these values.
(3)	Represents a potential payout of $25,000 under our Executive Bonus Plan and eligibility to earn an additional $25,000 per quarter in the form of commissions based upon meeting certain non-GAAP revenue targets under Mr. Walsh’s sales commission incentive plan.
(4)	Represents an additional maximum incremental $25,000 bonus amount for over-achievement under our Executive Bonus Plan. In addition, Mr. Walsh was eligible to receive a 3% commission of the excess of the non-GAAP revenue targets under Mr. Walsh’s sales commission incentive plan.

Employment Agreements

Oral agreements with certain named executive officers

Mr. McKiernan, Mr. Pellizzer, Mr. Ford, and Mr. Barby have oral employment arrangements with us. Mr. Walsh also was party to an oral agreement with us during 2009 prior to entering into his executive employment agreement.

Each individual’s employment term is at-will, and each officer was eligible during 2009, pursuant to the our cash bonus plan approved by our Compensation Committee, to receive a cash bonus if we exceeded certain corporate operating income milestones as discussed in the Compensation Discussion and Analysis above.

Michael Walsh Employment Agreement

On December 10, 2009, we entered into an executive employment agreement with Michael A. Walsh in connection with his promotion and appointment to the offices of President and Chief Executive Officer (which took effect January 1, 2010). The material terms of the agreement are as follows:

•	an annual base salary of $400,000;

•	eligibility to obtain a performance bonus of up to $400,000 per year;

•

a stock option grant to purchase 700,000 shares of our company’s common stock, which options will be deemed granted and priced on the first business day of fiscal year 2010 and will be subject to our company’s standard four-year vesting schedule, commencing on the effective date of the grant;

•	subsequent stock option grants beginning in fiscal year 2011 as determined by the Board of Directors or the Compensation Committee;

•	standard benefits, and

•	reimbursement for reasonable business expenses incurred in the performance of Mr. Walsh’s duties as President and Chief Executive Officer.

Pursuant to the terms of his employment agreement, Mr. Walsh is also entitled to certain benefits upon his termination from our company. In the event of Mr. Walsh’s termination without “cause,” his voluntary termination with “good reason,” as such terms are defined in the employee agreement, or termination resulting from his death or disability, and provided that he timely delivers a general release agreement, Mr. Walsh will receive an amount equal to his base salary in equal monthly installments for the eighteen-month period following his termination, less applicable withholdings, and continued health benefits for Mr. Walsh and his eligible dependents through the lesser of the California COBRA period or the eighteen-month period immediately following his termination, provided that such continued benefit payments may be reduced if Mr. Walsh becomes eligible for comparable benefits from a subsequent employer.

For purposes of Mr. Walsh’s employment agreement, “cause” is defined as (i) committing a crime involving dishonesty, breach of trust, or physical harm to any person; (ii) willfully engaging in conduct that is materially injurious to our company, including but not limited to, misappropriation of trade secrets, fraud or embezzlement; (iii) committing a material breach of the employment agreement, which breach is not cured within twenty days after written notice to Mr. Walsh from the company, provided that our obligation to provide a twenty day cure period shall only apply if the breach is curable; (iv) willfully refusing to implement or follow a lawful policy or directive of our company, which willful refusal to implement or follow is not cured within twenty days after written notice to Mr. Walsh from the company, provided that our obligation to provide a twenty day cure period shall only apply if the breach is curable; or (v) engaging in misfeasance or malfeasance demonstrated by a pattern of failure to perform job duties diligently and professionally.

For purposes of Mr. Walsh’s employment agreement, “good reason” is defined as termination by Mr. Walsh of his employment with our company following: (i) a change in Mr. Walsh’s position which materially reduces his level of responsibility; (ii) a material reduction in Mr. Walsh’s base salary, except for reductions that are comparable to reductions generally applicable to similarly situated executives of our company and/or reductions set covered by the employment agreement; (iii) a relocation of Mr. Walsh’s principal place of employment by more than fifty (50) miles from our company’s current headquarters in Mountain View, California, unless consented to by Mr. Walsh; or (iv) our company committing a material breach of the employment agreement, including the failure by us to assign this employment agreement to a successor to our company or its assets as provided in the employment agreement.

Executive Retention Agreements

We have entered into executive retention agreements with certain officers of our company, including named executive officers. Specifically, we entered into such an executive retention agreement on December 11, 2009 with each of Mr. Pellizzer, Mr. Ford, and Mr. Barby, and on January 4, 2010 with each of Mr. McKiernan and Mr. Walsh. In March 2010, we revised the original executive retention agreements to make adjustments for tax (Section 409A) purposes and adding a “materiality” qualifier in the definition of “good reason”.

Under the terms of the current executive retention agreements, an officer will receive certain benefits if, within one year following a “change-of-control,” the officer’s employment is terminated by our company without “cause” or the officer’s employment is voluntarily terminated with “good reason,” as such terms are defined in the executive retention agreement. If such events occur and the officer timely delivers the general release agreement contemplated by the executive retention agreement, then we will make the following payments and provide the following benefits to the officer (subject to a six-month delay if required by the Internal Revenue Code Section 409A deferred compensation rules):

•	an amount equal to eighteen months of the officer’s then current annual base salary (“cash amount”);

•	immediate vesting of all unvested stock options then held by the officer, which shall remain exercisable for 90 days following the effective date of the executive officer’s termination; and

•	continued health benefits for the officer and the officer’s eligible dependents for the eighteen-month period immediately following the officer’s termination.

For purposes of each executive’s retention agreement, “cause” is defined as (a) the executive’s commission of acts or omissions constituting a felony, fraud or theft of our company property; (b) the executive’s commission of acts or omissions constituting a material breach of the executive retention agreement, any other agreement between the executive and our company or company policies and procedures; or (c) the executive’s willful refusal or failure to perform the reasonable and customary duties assigned to him by our company, which, in the case of clauses (b) and (c) are not cured by the executive within ten days of receipt by the executive of notice from the company alleging the existence of cause.

For purposes of each executive’s retention agreement, “good reason” is defined as (x) a significant reduction in the nature or scope of the executive’s duties, responsibilities, authority and powers exercised by the executive immediately prior to the change of control; (y) a reduction in the executive’s annual base salary in effect on the date of the change of control, except for across-the-board salary reductions similarly affecting all management personnel of our company (or successor) and except as consented to by the executive; or (z) the relocation of the primary office where the executive is to perform his duties by more than fifty miles from its location prior to the change of control, provided, however, that the executive’s duties, responsibilities, authority and powers shall not be deemed to have been significantly reduced solely because our company (or successor) is no longer an independently operated public entity or because of a change in the executive’s title.

Michael A. Walsh Retention Agreement

On January 4, 2010, we entered into an executive retention agreement with Michael A. Walsh in connection with his elevation to the position of President and CEO of our company. The terms of Mr. Walsh’s executive retention agreement are identical to the executive retention agreements described above, with the exceptions that (i) instead of a cash amount equal to eighteen months of the officer’s then current annual base salary, Mr. Walsh will receive a cash amount equal to twenty-four months of his then current annual salary, (ii) Mr. Walsh and his eligible dependents will receive continued health benefits for the twenty-four month period immediately following Mr. Walsh’s termination rather than eighteen months and (iii) at Mr. Walsh’s option, he shall be entitled to receive the benefits set forth in his employment agreement described above, in lieu of, and not in addition to, benefits set forth in executive retention agreement.

Outstanding Equity Awards at December 31, 2009

The following table sets forth certain information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the fiscal year ended December 31, 2009:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
William S. McKiernan	200,000	(1)	—	—	$1.76	02/08/2012	—	—	—	—
	75,000	(2)	—	—	$2.48	02/27/2013	—	—	—	—
	100,000	(3)	—	—	$5.46	01/19/2014	—	—	—	—
	100,000	(4)	—	—	$5.97	03/07/2015	—	—	—	—
	93,750	(5)	6,250	6,250	$9.19	03/09/2012	—	—	—	—
	58,437	(6)	26,563	26,563	$13.45	03/05/2013	—	—	—	—
	43,750	(7)	56,250	56,250	$12.70	03/10/2014	—	—	—	—
	21,875	(8)	28,125	28,125	$12.81	03/11/2014	—	—	—	—
	41,666	(9)	158,334	158,334	$12.33	02/26/2015	—	—	—	—
Michael A. Walsh	1,500	(10)	—	—	$32.125	03/31/2010	—	—	—	—
	3,500	(11)	—	—	$16.312	04/19/2010	—	—	—	—
	750	(12)	—	—	$6.75	08/11/2010	—	—	—	—
	4,672	(13)	—	—	$2.25	02/27/2013	—	—	—	—
	9,167	(14)	—	—	$4.96	01/19/2014	—	—	—	—
	9,584	(15)	—	—	$4.40	03/10/2014	—	—	—	—
	200,000	(16)	—	—	$7.01	12/13/2014	—	—	—	—
	10,000	(17)			$5.43	03/07/2015	—	—	—	—
	46,875	(18)	3,125	3,125	$8.36	03/09/2012	—	—	—	—
	44,687	(19)	20,313	20,313	$12.23	03/05/2013	—	—	—	—
	39,375	(20)	50,625	50,625	$12.70	03/10/2014	—	—	—	—
	13,541	(21)	51,459	51,459	$12.33	02/26/2015	—	—	—	—
Steven D. Pellizzer	6,000	(22)	—	—	$33.25	01/27/2010	—	—	—	—
	11,000	(23)	—	—	$2.25	02/27/2013	—	—	—	—
	70,000	(24)	—	—	$4.96	01/19/2014	—	—	—	—
	15,000	(25)	—	—	$5.12	08/26/2014	—	—	—	—
	60,000	(26)	—	—	$5.43	03/07/2015	—	—	—	—
	56,250	(27)	3,750	3,750	$8.36	03/09/2012	—	—	—	—
	44,687	(28)	20,313	20,313	$12.23	03/05/2013	—	—	—	—
	39,375	(29)	50,625	50,625	$12.70	03/10/2014	—	—	—	—
	14,583	(30)	55,417	55,417	$12.33	02/26/2015	—	—	—	—

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert J. Ford	50,000	(31)	—	—	$32.125	03/31/2010	—	—	—	—
	70,000	(32)	—	—	$2.25	02/27/2013	—	—	—	—
	5,834	(33)	—	—	$4.96	01/19/2014	—	—	—	—
	6,250	(34)	—	—	$4.73	07/19/2014	—	—	—	—
	33,797	(35)	—	—	$5.43	03/07/2015	—	—	—	—
	70,312	(36)	4,688	4,688	$8.36	03/09/2012	—	—	—	—
	44,687	(37)	20,313	20,313	$12.23	03/05/2013	—	—	—	—
	17,500	(38)	22,500	22,500	$12.70	03/10/2014	—	—	—	—
	11,458	(39)	43,542	43,542	$12.33	02/26/2015	—	—	—	—
George Barby	—	(40)	594	594	$8.36	03/09/2016	—	—	—	—
	81,333	(41)	16,667	16,667	$10.04	07/31/2012	—	—	—	—
	7,396	(42)	7,813	7,813	$12.23	03/05/2013	—	—	—	—
	35,000	(43)	45,000	45,000	$12.70	03/10/2014	—	—	—	—
	14,583	(44)	55,417	55,417	$12.33	02/26/2015	—	—	—	—

(1)	1/48th of the shares subject to the grant vested on February 1, 2002, and 1/48th of the shares subject to the grant vest each month thereafter.
(2)	1/48th of the shares subject to the grant vested on March 27, 2003, and 1/48th of the shares subject to the grant vest each month thereafter.
(3)	1/48th of the shares subject to the grant vested on February 19, 2004, and 1/48th of the shares subject to the grant vest each month thereafter.
(4)	1/48th of the shares subject to the grant vested on April 7, 2005, and 1/48th of the shares subject to the grant vest each month thereafter.
(5)	1/48th of the shares subject to the grant vested on April 9, 2006, and 1/48th of the shares subject to the grant vest each month thereafter.
(6)	1/48th of the shares subject to the grant vested on April 5, 2007, and 1/48th of the shares subject to the grant vest each month thereafter.
(7)	1/48th of the shares subject to the grant vested on April 3, 2008, and 1/48th of the shares subject to the grant vest each month thereafter.
(8)	1/48th of the shares subject to the grant vested on April 11, 2008, and 1/48th of the shares subject to the grant vest each month thereafter.
(9)	1/48th of the shares subject to the grant vested on March 26, 2009, and 1/48th of the shares subject to the grant vest each month thereafter.

(10)	1/48th of the shares subject to the grant vested on March 31 2000, and 1/48th of the shares subject to the grant vest each month thereafter.
(11)	1/48th of the shares subject to the grant vested on May 19, 2000, and 1/48th of the shares subject to the grant vest each month thereafter.
(12)	1/48th of the shares subject to the grant vested on September 11, 2000, and 1/48th of the shares subject to the grant vest each month thereafter.
(13)	1/48th of the shares subject to the grant vested on March 27, 2003, and 1/48th of the shares subject to the grant vest each month thereafter.
(14)	1/48th of the shares subject to the grant vested on February 19, 2004, and 1/48th of the shares subject to the grant vest each month thereafter.
(15)	1/48th of the shares subject to the grant vested on April 10, 2004, and 1/48th of the shares subject to the grant vest each month thereafter.
(16)	1/48th of the shares subject to the grant vested on January 1, 2005 and 1/48th of the shares subject to the grant vest each month thereafter.
(17)	1/48th of the shares subject to the grant vested on April 7, 2005, and 1/48th of the shares subject to the grant vest each month thereafter.
(18)	1/48th of the shares subject to the grant vested on April 9, 2006, and 1/48th of the shares subject to the grant vest each month thereafter.
(19)	1/48th of the shares subject to the grant vested on April 5, 2007, and 1/48th of the shares subject to the grant vest each month thereafter.
(20)	1/48th of the shares subject to the grant vested on April 10, 2008, and 1/48th of the shares subject to the grant vest each month thereafter.
(21)	1/48th of the shares subject to the grant vested on March 26, 2009, and 1/48th of the shares subject to the grant vest each month thereafter.
(22)	1/48th of the shares subject to the grant vested on February 27, 2000, and 1/48th of the shares subject to the grant vest each month thereafter.
(23)	1/48th of the shares subject to the grant vested on March 27, 2003, and 1/48th of the shares subject to the grant vest each month thereafter.
(24)	1/48th of the shares subject to the grant vested on February 19, 2004, and 1/48th of the shares subject to the grant vest each month thereafter.
(25)	1/48th of the shares subject to the grant vested on September 1, 2004, and 1/48th of the shares subject to the grant vest each month thereafter.
(26)	1/48th of the shares subject to the grant vested on April 7, 2005, and 1/48th of the shares subject to the grant vest each month thereafter.
(27)	1/48th of the shares subject to the grant vested on April 9, 2006, and 1/48th of the shares subject to the grant vest each month thereafter.
(28)	1/48th of the shares subject to the grant vested on April 5, 2007, and 1/48th of the shares subject to the grant vest each month thereafter.

(29)	1/48th of the shares subject to the grant vested on April 10, 2008, and 1/48th of the shares subject to the grant vest each month thereafter.
(30)	1/48th of the shares subject to the grant vested on March 26, 2009, and 1/48th of the shares subject to the grant vest each month thereafter.
(31)	2/48th of the shares subject to the grant vested on March 31, 2000, and 1/48th of the shares subject to the grant vest each month thereafter.
(32)	1/48th of the shares subject to the grant vested on March 27, 2003, and 1/48th of the shares subject to the grant vest each month thereafter.
(33)	1/48th of the shares subject to the grant vested on February 19, 2004, and 1/48th of the shares subject to the grant vest each month thereafter.
(34)	1/48th of the shares subject to the grant vested on August 1, 2004, and 1/48th of the shares subject to the grant vest each month thereafter.
(35)	1/48th of the shares subject to the grant vested on April 7, 2005, and 1/48th of the shares subject to the grant vest each month thereafter.
(36)	1/48th of the shares subject to the grant vested on April 9, 2006, and 1/48th of the shares subject to the grant vest each month thereafter.
(37)	1/48th of the shares subject to the grant vested on April 5, 2007, and 1/48th of the shares subject to the grant vest each month thereafter.
(38)	1/48th of the shares subject to the grant vested on April 10, 2008, and 1/48th of the shares subject to the grant vest each month thereafter.
(39)	1/48th of the shares subject to the grant vested on March 26, 2009, and 1/48th of the shares subject to the grant vest each month thereafter.
(40)	1/48th of the shares subject to the grant vested on April 1, 2006, and 1/48th of the shares subject to the grant vest each month thereafter.
(41)	25% of the shares subject to the grant vested on July 31, 2007 and 1/48th of the shares subject to the grant vest each month thereafter
(42)	1/48th of the shares subject to the grant vested on April 5, 2007, and 1/48th of the shares subject to the grant vest each month thereafter.
(43)	1/48th of the shares subject to the grant vested on April 1, 2008, and 1/48th of the shares subject to the grant vest each month thereafter.
(44)	1/48th of the shares subject to the grant vested on March 26, 2009, and 1/48th of the shares subject to the grant vest each month thereafter.

Option Exercises in 2009

The following table sets forth certain information concerning each exercise of stock options for each named executive officer during the fiscal year ended December 31, 2009:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)
William S. McKiernan	—	—
Michael A. Walsh	16,334	$204,442
Steven D. Pellizzer	30,000	$466,188
Robert Ford	121,440	$641,438
George Barby	2,500	$15,650

(1)	Reflects the difference between the market price and the exercise price of the options on the date of exercise.

Potential Payment Upon Termination or Change-in-Control

Employment Agreements

We have provided our executive officers with employment contracts, including retention agreements, that provide certain benefits depending on the circumstances surrounding their termination of employment with us in connection with a change-in-control. Please refer to the discussion of “Employment Agreements” above.

Acceleration of Options Upon Change-in-Control and Termination

Where an executive has not entered into an employment agreement with us that otherwise provides for accelerated vesting of options, the following discussion summarizes the acceleration of options held by an executive officer in connection with a change-in-control of our company.

In the event of an “involuntary termination” or “constructive termination” of any named executive officer within one year following a change-in-control of us, one-half of the shares subject to the particular executive’s option that are then unvested will become fully vested and exercisable immediately upon such termination.

An “involuntary termination” is a termination for reasons other than commission of a felony or any other crime involving moral turpitude, repeated failure to perform services in accordance with the requests of superiors within the context of the officer’s duties, or the commission of a material fraud, misappropriation, embezzlement or other act of gross dishonesty on the part of the executive which resulted in material loss, damage or injury to us, and does not include termination resulting from the death or disability of an executive.

A “constructive termination” is the voluntary termination by the executive after the occurrence of certain events without the executive’s consent, including:

•

following a change-in-control, the assignment of the executive’s duties or responsibilities or a change in the executive’s title or office, in each case that would result in any material diminution, or material adverse change, of the executive’s position, status or circumstances as in effect immediately prior to the change-in-control;

•

removal of the executive from, or any failure to re-elect executive to, any of his positions, except in connection with the termination of his employment for death, disability, retirement, fraud, misappropriation, embezzlement, or any other voluntary termination of employment by such executive other than a “constructive termination”;

•	a reduction in the executive’s annual base salary by greater than 10%;

•

the taking of any action by us following a change-in-control that would materially adversely affect the executive’s participation in, or reduce the executive’s benefits under, any equity incentive plan that the executive participates in at the time of a change-in-control;

•

the taking of any action by us following a change-in-control that would deprive the executive of any fringe benefit enjoyed by the executive at the time of a change-in-control of us; provided that no constructive termination shall be deemed to occur if, following the change-in-control, we offer a range of benefit plans and programs which, taken as a whole, are comparable to the benefit plans that we are participating in at the time of the change-in-control;

•

a relocation of executive, or our principal offices if the executive’s principal office is at such offices, to a location more than 40 miles from the location at which the executive was performing his duties prior to a change-in-control of us, except for required travel by the executive on our business to an extent substantially consistent with the executive’s business travel obligations at the time of a change-in-control of us;

•	any material breach by us of any provisions of the option grant; or

•	any failure by us to obtain the assumption of the option grant by any of our successors or assigns.

Potential Payments Upon Termination Following Change-in-Control

The information in the table below quantifies the payments that would be made to our named executive officers upon termination of employment following a change-in-control as described above if it occurred on December 31, 2009. Amounts shown do not include (i) accrued but unpaid salary through the date of termination and (ii) other benefits earned or accrued by the named executive officer during his employment that are available to all salaried employees, such as accrued vacation.

Name	Estimated Total Value of Cash Payments	Estimated Total Value of Health Coverage Continuation	Estimated Total Value of Equity Acceleration (1)
William S. McKiernan (2)	$0	$0	$1,049,562
Michael A. Walsh (2)	$0	$0	$486,134
Steven D. Pellizzer	$451,875	$9,800	$1,010,404
Robert J. Ford	$427,500	$13,524	$720,632
George Barby	$378,750	$28,327	$993,997

(1)	These amounts reflect in-the-money stock options based upon the $20.11 closing market price of our common stock as reported on the Nasdaq Global Select Market on December 31, 2009, the last trading date of 2009.
(2)	Mr. McKiernan and Mr. Walsh entered into Executive Retention Agreements in January 2010, as superseded by subsequent Executive Retention Agreements entered into in March 2010. In addition, Mr. Walsh entered into an Executive Employment Agreement on December 10, 2009, which became effective on January 1, 2010. Consequently, the calculations provided above are accurate as of December 31, 2009, but do not represent additional compensation each of Mr. McKiernan and Mr. Walsh may receive upon a change-in-control occurring after December 31, 2009.

Visa Acquisition

As disclosed under the heading “Change in Control” below, our company entered into an Agreement and Plan of Merger with Visa, Inc. on April 20, 2010. Subject to closing of the merger, Mr. McKiernan will join Visa as an Executive Advisor to assist in the integration of the two businesses. In connection with the merger agreement, each of our named executive officers entered into offer letters to modify terms of their existing executive retention agreements with our company. The modifications to the executive retention agreements include (i) waiving or altering provisions that relate to an individual’s ability to receive payments upon termination for “good reason” and (ii) changing the vesting schedule of their existing option awards from 4-year monthly vesting to 3-year annual vesting. As part of his offer letter, Mr. Walsh also agreed to terminate his executive employment agreement dated December 10, 2009. The offer letters are effective only upon closing of the merger agreement. The offer letters represent agreements between each executive officer and Visa, Inc. Our Compensation Committee was not involved in determining or reviewing the offer letters.

Director Compensation in 2009

The following table sets forth certain information concerning the compensation of our non-executive directors for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)		Total ($)
Robert E. Donahue	$35,000	$51,960		$86,960
John J. McDonnell Jr.	$61,000	$51,960		$112,960
Steven P. Novak	$66,000	$51,960		$117,960
Carl F. Pascarella	$30,750	$162,120	(2)	$192,870
Richard Scudellari	$36,750	$51,960		$88,710
Kenneth R. Thornton	$58,500	$51,960		$110,460

(1)	Represents the grant date fair value of the award determined in accordance with FASB ASC Topic 718. See Note 10 to our consolidated financial statements for the year ended December 31, 2009 contained in our Original Annual Report (the Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010) for a discussion of all assumptions made in connection with the computation of these values. For each director, except Mr. Pascarella, the grant date was January 1, 2009.
(2)	Upon his appointment to our Board of Directors on March 5, 2009, Mr. Pascarella received an automatic grant of an option to purchase 25,000 shares of our company’s common stock on March 6, 2009, the date which was the first business day following his appointment, pursuant to our company’s 1999 Stock Option Plan. In addition, Mr. Pascarella received a discretionary grant of an option to purchase 5,000 shares of our company’s common stock under our company’s 1999 Stock Option Plan. The exercise price of such stock options is 100% of the fair market value of our company’s common stock on the March 6, 2009 grant date. The stock options have a six-year term and a three-year vesting schedule (33.3% on the one-year anniversary of the grant date, and monthly vesting in 24 equal installments thereafter), with vesting to commence on the date of grant, provided that Mr. Pascarella maintains his continuous status as an active member of our Board of Directors.

Each non-employee member of our Board of Directors is eligible to receive compensation as follows:

•	Annual retainer of $35,000.

•	An option to purchase 10,000 shares of our common stock.

•

An annual retainer of $12,000 for serving as a non-employee chair of the Compensation Committee; an annual retainer of $8,000 for serving as a non-employee chair of the Nominating Committee; an annual retainer of $20,000 for serving as a non-employee chair of the Audit Committee; and an annual retainer of $10,000 for serving as a non-employee Lead Independent Director. Also, directors receive an annual retainer of $6,000 for serving as a member of the Compensation Committee; an annual retainer of $10,000 for serving as a member of the Audit Committee; and an annual retainer of $3,000 for serving as a member of the Nominating Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Compensation Committee currently consists of Messrs. Thornton, McDonnell, and Pascarella. None of these individuals has at any time been one of our executive officers or employees. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Effective May 3, 2010, John McDonnell III (the son of our director John McDonnell, Jr.) will become our Vice President of Business Development, a non-executive officer position. Mr. McDonnell III’s annual base salary will be $250,000 and he will be eligible for an annual target bonus of $100,000 under our 2010 Senior Management Bonus Plan. In connection with his employment, Mr. McDonnell III will receive options to purchase 100,000 shares of our common stock under our 1999 Stock Option Plan at an exercise price to be determined by the closing price of our common stock on the Nasdaq Global Select Market on the day the trading window reopens for the entire company. Prior to becoming an employee, Mr. McDonnell III since February 2010 served as a consultant to our company performing business development services for us and earning approximately $90,000 in fees to date. Mr. McDonnell III did not provide any services to us in fiscal year 2009 or in prior years.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

COMPENSATION COMMITTEE OF OUR BOARD OF DIRECTORS

Kenneth R. Thornton
John J. McDonnell, Jr.
Carl F. Pascarella

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009, including the 1999 Stock Option Plan, the 1999 Non-Qualified Stock Option Plan, the 1999 Employee Stock Purchase Plan, and the option agreements assumed by us in connection with the acquisition of PaylinX Corporation

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	7,226,844	$10.49	5,187,287
Equity compensation plans not approved by security holders (2)(3)	1,200,463	$10.57	0
Total	8,427,307	$10.50	5,187,287

(1)	Represents shares of our common stock issuable pursuant to our 1999 Stock Option Plan, as amended, and the 1999 Employee Stock Purchase Plan.

The 1999 Stock Option Plan (the “1999 Plan”) was originally adopted by our Board of Directors in January 1999 and was approved by the stockholders in January 1999. Subsequent amendments to the 1999 Plan increasing the number of shares authorized for issuance under the 1999 Plan in April 2000, July 2000, May 2004, October 2007, and May 2009 were approved by our Board of Directors and the stockholders. The 1999 Plan is administered by our Compensation Committee. Options granted pursuant to the 1999 Plan generally vest as follows: (i) options granted upon hire generally vest at a rate of 25% of the shares underlying the option after one year and the remaining shares vest monthly over the following 36 months, (ii) subsequent options, awarded after an employee has been employed by us for one year, typically vest monthly over 48 months, or (iii) as otherwise determined by our Compensation Committee. Stock options expire no later than 10 years after the date of grant, and may expire earlier at the discretion of our Compensation Committee. As of December 31, 2009, there were options outstanding to purchase 7,226,844 shares of our common stock under the 1999 Plan at a weighted average exercise price of $10.49 per share and 5,187,287 shares were available for future issuance.

The 1999 Employee Stock Purchase Plan (the “1999 ESPP”) was originally adopted by our Board of Directors and approved by the stockholders in June 1999. A subsequent amendment to the 1999 ESPP increasing the number of shares authorized for issuance under the 1999 ESPP in May 2004 was approved by our Board of Directors and the stockholders. The purpose of the 1999 ESPP is to provide our employees who participate in the plan with an opportunity to purchase shares of our common stock through payroll deductions. The 1999 ESPP, and the right of participants to make purchases thereunder, is intended to qualify under the provisions of Sections 421 and 423 of the Internal Revenue Code of 1986, as amended. The 1999 ESPP is implemented by six-month offer periods with purchase dates within those offer periods every six-months. Our Board of Directors may alter the duration of the offering periods without stockholder approval. Until August 1, 2005, the price per share at which shares were sold under the 1999 ESPP was equal to the lower of (i) 85% of the fair market value of our common stock on the date of commencement of the six-month offering period, or (ii) 85% of the fair market value of our common stock on the date of purchase. On July 19, 2005, the 1999 ESPP was amended to provide that the purchase price for shares of our common stock under the 1999 ESPP shall be 95% of the fair market value of our common stock on the applicable exercise date, effective for offer periods commencing on August 1, 2005. The fair market value of our common stock on a given date is determined based upon the last sale price of our common stock on the Nasdaq Global Select Market as of the last market trading day prior to the time of the determination. The purchase price of the shares is accumulated by payroll deductions during the offering period. The deductions may not exceed the lesser of (i) 10% of a participant’s eligible compensation, which is defined in the 1999 ESPP to include the regular straight time gross salary in effect at the beginning of the offering period, exclusive of any payments for overtime, shift premium, bonuses, commissions, incentive compensation, incentive payments, or other compensation, or (ii) $5,000 for each offering period. As of December 31, 2009, there were 123,790 shares available for future issuance under the 1999 ESPP.

(2)	Includes outstanding options to purchase 216,400 shares of our common stock issuable pursuant to option plans and agreements assumed pursuant to the PaylinX Acquisition. The option agreements were originally issued by PaylinX Corporation under the PaylinX Corporation 2000 Stock Option Plan (the “PaylinX Plan”), which is described below.

Pursuant to the PaylinX acquisition referenced above, we assumed the option agreements then outstanding under the PaylinX Plan (the “Assumed PaylinX Options”). Other than the Assumed PaylinX Options, no other options may be issued under the PaylinX Plan. The Assumed PaylinX Options are governed by the terms of the PaylinX Plan under which they were originally issued. Options governed by the terms of the PaylinX Plan generally are non-transferable (with the exception of non-qualified stock options, which may be assigned) and expire no later than 10 years from date of grant. Options generally are exercisable immediately, upon vesting. Shares of our common stock issuable and/or exercised under the PaylinX Plan vest based upon years of service, generally four years. The PaylinX Plan was duly approved by the stockholders of PaylinX prior to the PaylinX acquisition.

(3)	Represents shares of our common stock issuable pursuant to our 1999 Non-Qualified Stock Option Plan (the “1999 Non-Qualified Plan”).

Our Board of Directors adopted the 1999 Non-Qualified Plan in October 1999. The 1999 Non-Qualified Plan is administered by our Compensation Committee. Pursuant to the 1999 Non-Qualified Plan, our Compensation Committee may grant non-qualified stock options, at its discretion, to our employees, independent contractors and consultants, including any employees, independent contractors and consultants of any subsidiary or our parent company, if any. Only non-qualified-stock options may be issued under the 1999 Non-Qualified Plan. Stock options may not be granted to our officers and directors from the 1999 Non-Qualified Plan. Stock options issued under the 1999 Non-Qualified Plan have an exercise price of no less than 85% of the fair market value of our common stock on the date of grant of the option. Options are generally non-transferable. The term of all options granted under the Plan shall not exceed 10 years from the date of grant. As of December 31, 2009, there were options outstanding to purchase 984,063 shares of our common stock under the 1999 Non-Qualified Plan at a weighted average exercise price of $11.58 per share.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of April 1, 2010 as to (i) each director and nominee, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) for each person known by us to beneficially own more than 5% of the outstanding shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 1, 2010 outstanding. Percentage of beneficial ownership is based upon 70,808,929 shares of our common stock outstanding as of April 1, 2010. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite the person’s name. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o CyberSource Corporation, 1295 Charleston Road, Mountain View, California 94043.

Name and Address of Beneficial Owner	Amount of our common stock	Percent of Class
BlackRock Inc. (1) 40 East 52nd Street New York, NY 10022	5,166,842	7.30%
William Blair & Company, L.L.C. (2) 222 W Adams Chicago, IL 60606	3,706,534	5.23%
William S. McKiernan (3)	3,391,710	4.80%
Robert E. Donahue (4)	72,416	*
John J. McDonnell, Jr. (5)	317,808	*
Steven P. Novak (6)	45,800	*
Carl F. Pascarella (7)	55,000	*
Richard Scudellari (8)	152,500	*
Kenneth R. Thornton (9)	189,000	*
Michael A. Walsh (10)	468,037	*
Steven D. Pellizzer (11)	329,916	*
Robert J. Ford (12)	283,483	*
George Barby (13)	169,458	*
All current executive officers and directors as a group (14 persons)(14)	5,712,408	8.07%

*	Less than 1% of our outstanding shares of our common stock.
(1)	Based solely on information as of December 31, 2009 reported on Schedule 13G filed with the SEC on January 29, 2010.
(2)	Based solely on information as of December 31, 2009 reported on Schedule 13G filed with the SEC on February 5, 2010.
(3)	Includes (a) 30,420 shares of our common stock held by members of Mr. McKiernan’s immediate family and (b) options to purchase 786,040 shares of our common stock exercisable within 60 days of April 1, 2010. Mr. McKiernan disclaims beneficial ownership of the shares held by his immediate family.
(4)	Includes options to purchase 55,000 shares of our common stock exercisable within 60 days of April 1, 2010.
(5)	Includes (a) options to purchase 225,000 shares of our common stock exercisable within 60 days of April 1, 2010 and (b) 27,741 shares held by Mr. McDonnell’s spouse. Mr. McDonnell disclaims beneficial ownership of the shares held by his spouse.
(6)	Includes (a) 800 shares of our common stock held by members of Mr. Novak’s immediate family and (b) options to purchase 45,000 shares of our common stock exercisable within 60 days of April 1, 2010. Mr. Novak disclaims beneficial ownership of the shares held by his immediate family.

(7)	Includes options to purchase 40,000 shares of our common stock exercisable within 60 days of April 1, 2010. Mr. Pascarella has pledged 15,000 shares of our common stock as security.
(8)	Includes options to purchase 137,000 shares of our common stock exercisable within 60 days of April 1, 2010.
(9)	Consists of options to purchase 189,000 shares of our common stock exercisable within 60 days of April 1, 2010.
(10)	Includes options to purchase 466,526 shares of our common stock exercisable within 60 days of April 1, 2010.
(11)	Includes options to purchase 321,416 shares of our common stock exercisable within 60 days of April 1, 2010.
(12)	Consists of options to purchase 283,483 shares of our common stock exercisable within 60 days of April 1, 2010.
(13)	Consists of options to purchase 169,458 shares of our common stock exercisable within 60 days of April 1, 2010.
(14)	Includes (a) 58,961 shares of our common stock held indirectly, see footnotes 3, 5 and 6, and (b) options to purchase 2,960,053 shares of our common stock exercisable within 60 days of April 1, 2010.

CHANGE IN CONTROL

On April 20, 2010, we entered into an Agreement and Plan of Merger with Visa Inc. in which a wholly-owned subsidiary of Visa will acquire the outstanding shares of and merge with and into our company. The transaction is subject to customary closing conditions, including approval by the stockholders of our company and required regulatory approvals.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATED PERSON TRANSACTIONS

Procedures for Approval of Related Person Transactions

Our Board of Directors has adopted a written policy that addresses related person transactions requiring disclosure under Item 404 of Regulation S-K under the Securities Act. A related person of our company includes a director, a director nominee, an executive officer, a shareholder beneficially owning a 5% voting interest in our company, or an immediate family member of any of the foregoing. Under the policy, any transaction in which a related person has a direct or indirect material interest and where the amount exceeds $120,000 must be approved by disinterested members of our Board of Directors. Among the factors our Board of Directors will take into account in determining whether to approve or ratify a related person transaction include (i) whether the terms are fair to our company and on the same basis generally available to an unrelated person, (ii) whether there are business reasons for our company to enter into the transaction, (iii) whether it would impair independence of an outside director, and (iv) whether the transaction would present an improper conflict of interest, taking into account the size of the transaction, the financial position of the related person, the direct or indirect nature of the related person’s interest, the ongoing nature of the transaction, and any other factors that our Board of Directors deems relevant.

Transactions with Related Persons

During the period beginning January 1, 2009 and ending December 31, 2009, we paid legal fees totaling approximately $0.7 million to Reed Smith LLP, a law firm in which Mr. Scudellari is currently a partner. Reed Smith LLP has and will continue to perform legal services for us during the current fiscal year and will be paid an amount expected to exceed $2 million, which is higher than previous years due substantially to legal services being performed for us in connection with the Agreement and Plan of Merger with Visa cited under “Change in Control” in Item 12 above.

Effective May 3, 2010, John McDonnell III (the son of our director John McDonnell, Jr.) will become our Vice President of Business Development, a non-executive officer position. Mr. McDonnell III’s annual base salary will be $250,000 and he will be eligible for an annual target bonus of $100,000 under our 2010 Senior Management Bonus Plan. In connection with his employment, Mr. McDonnell III will receive options to purchase 100,000 shares of our common stock under our 1999 Stock Option Plan at an exercise price to be determined by the closing price of our common stock on the Nasdaq Global Select Market on the day the trading window reopens for the entire company. Prior to becoming an employee, Mr. McDonnell III since February 2010 served as a consultant to our company performing business development services for us and earning approximately $90,000 in fees to date. Mr. McDonnell III did not provide any services to us in fiscal year 2009 or in prior years.

DIRECTOR INDEPENDENCE

Our Board of Directors has determined that (i) Messrs. McDonnell, Novak, Scudellari, Thornton, Donahue, and Pascarella are independent directors under the rules of the Nasdaq Stock Market and (ii) Messrs. McDonnell, Novak, Thornton and Pascarella are independent directors under Rule 10A-3(b)(1) under the Exchange Act. Accordingly, a majority of our Board of Directors and each of the members of our Audit Committee, Compensation Committee and Nominating Committee are independent directors.

Our Board of Directors has designated Steven P. Novak as the lead independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

In connection with the audit of our 2009 financial statements, we entered into an engagement agreement with Ernst & Young LLP that set forth the terms by which Ernst & Young LLP will perform audit services for us. That agreement is subject to alternative dispute resolution procedures.

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2008 and December 31, 2009 and fees billed for other services rendered by Ernst & Young LLP during those periods.

	Fiscal 2008	Fiscal 2009
Audit Fees	$1,635,600	$926,188
Audit-Related Fees	$12,500	$2,663
Tax Fees	$71,692	$164,615
All Other Fees	$1,500	$0

Total	$1,721,292	$1,093,466

Audit Fees

This category consists of fees billed for professional services rendered for the audit of our consolidated annual financial statements, internal controls under Sarbanes-Oxley Rule 404, review of the interim consolidated financial statements included in our quarterly reports, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

This category consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

This category consists of fees billed for professional services rendered for federal, state and international tax compliance, and tax planning (domestic and international).

All Other Fees

This category consists of fees for subscription of online services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Our Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, our Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval. Our Audit Committee approved all of the audit and non-audit related fees in fiscal 2009 and 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Mountain View, California on the 30th day of April, 2010.

CYBERSOURCE CORPORATION

By:	/s/ MICHAEL A. WALSH
Michael A. Walsh
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Document
3.1	Certificate of Incorporation of the Registrant, as amended and restated (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed March 11, 2008)
3.2	Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed May 8, 2009)
10.1	Lease Agreement dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed March 30, 2000)
10.2	Second Amendment, dated December 30, 2004, to Lease, dated November 3, 1999 by and between Shoreline Investments V and CyberSource Corporation (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed March 10, 2005)
10.3+	1999 Stock Option Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed May 6, 2008)
10.4+	1999 Employee Stock Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed August 9, 2006)
10.5+	CyberSource Corporation 2009 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed May 8, 2009)
10.6+	Executive Employment Agreement dated December 10, 2009 between the Registrant and Michael A. Walsh (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 16, 2009)
10.7+	2009 Michael Walsh Commission and Bonus Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed May 8, 2009)*
10.8+	Executive Employment Agreement dated March 31, 2006, by and between CyberSource Corporation and Scott Cruickshank (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the period ended March 31, 2006 filed May 9, 2006)
10.9+	Form of CyberSource Executive Retention Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 16, 2009)
10.10+	Executive Retention Agreement between the Registrant and Michael A. Walsh**
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Certification of Michael A. Walsh, President and Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Michael A. Walsh, President and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Steven D. Pellizzer, Chief Financial Officer of the Registrant pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

+	Management contract or compensation plan, contract or arrangement.
*	A portion of this exhibit has been omitted pursuant to a grant of confidential treatment by the Securities and Exchange Commission on June 12, 2009.
**	Previously filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed February 26, 2010.