Form 10-Q
period 2010-03-31
CYBERSOURCE CORP
filed 2010-05-07
CIK 934280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

As of April 23, 2010, there were 70,836,143 shares of common stock, par value $0.001 per share, outstanding.

CYBERSOURCE CORPORATION

INDEX TO REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010	December 31, 2009 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,223	$128,044
Accounts receivable, net	23,220	22,878
Prepaid expenses and other current assets	7,870	7,797
Deferred income taxes	3,770	3,770

Total current assets	178,083	162,489
Property and equipment, net	20,593	21,022
Intangible assets, net	97,968	103,413
Goodwill	289,278	289,278
Non-current deferred income taxes, net	14,422	16,224
Other non-current assets	2,425	2,520
Restricted cash	1,516	1,516

Total assets	$604,285	$596,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$1,003
Funds due to merchants	16,288	14,378
Other accrued liabilities	17,451	20,694
Deferred revenue	6,128	5,630
Accrued restructuring	1,095	1,155

Total current liabilities	42,257	42,860
Deferred revenue, less current portion	1,188	1,154
Accrued restructuring, less current portion	690	927
Other non-current tax liabilities	1,841	1,814

Total liabilities	45,976	46,755

Stockholders’ equity:
Common stock	71	70
Additional paid-in capital	822,396	816,972
Accumulated other comprehensive loss	(2,150)	(1,497)
Accumulated deficit	(262,008)	(265,838)

Total stockholders’ equity	558,309	549,707

Total liabilities and stockholders’ equity	$604,285	$596,462

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2009.

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$76,589	$60,491
Cost of revenues	36,733	27,981

Gross profit	39,856	32,510

Operating expenses:
Product development	7,739	6,454
Sales and marketing	18,354	17,554
General and administrative	7,642	6,980

Total operating expenses	33,735	30,988

Income from operations	6,121	1,522

Other income (loss), net	73	(18)
Interest income	20	133

Income before income taxes	6,214	1,637
Income tax provision	2,384	627

Net income	$3,830	$1,010

Basic net income per share	$0.05	$0.01

Diluted net income per share	$0.05	$0.01

Weighted average number of shares used in computing basic net income per share	70,591	68,983

Weighted average number of shares used in computing diluted net income per share	73,398	70,905

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,830	$1,010
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization expense	5,445	6,640
Depreciation expense	2,588	1,700
Income from investment in joint venture	(100)	(110)
Stock-based compensation	2,762	2,260
Changes in operating assets and liabilities:
Accounts receivable	(342)	(207)
Prepaid expenses and other current assets	(73)	(1,176)
Deferred income taxes	1,802	(37)
Other non-current assets	195	(52)
Accounts payable	292	284
Accrued liabilities	(3,540)	(3,055)
Funds due to merchants	1,910	(133)
Deferred revenue	532	528
Other non-current tax liabilities	27	29

Net cash provided by operating activities	15,328	7,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,159)	(2,451)

Net cash used in investing activities	(2,159)	(2,451)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,649	867
Tax benefit from employee stock options	14	47

Net cash provided by financing activities	2,663	914
Effect of exchange rate changes on cash	(653)	(248)

Increase in cash and cash equivalents	15,179	5,896
Cash and cash equivalents at beginning of period	128,044	73,292

Cash and cash equivalents at end of period	$143,223	$79,188

See notes to condensed consolidated financial statements.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CyberSource Corporation and its wholly-owned subsidiaries (collectively, “CyberSource” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on February 26, 2010, SEC File No. 000-26477.

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

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation – Stock Compensation.” The Company recognized stock-based compensation expenses before income taxes in the consolidated statements of income as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$419	$401
Product development	577	508
Sales and marketing	541	473
General and administrative	1,225	878

	$2,762	$2,260

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

Long-Lived Assets

ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) requires that the Company perform tests for impairment of its goodwill annually and between annual tests in certain circumstances. As of March 31, 2010, the Company’s goodwill, in connection with its acquisition of Authorize.Net in November 2007, had a carrying value of approximately $289.3 million. The Company evaluates the goodwill related to the Authorize.Net acquisition on an annual basis as of July 31 or when indicators of impairment may exist.

ASC Section 360-10-35, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-35”) requires that the Company perform tests for impairment of its intangible assets subject to amortization annually and more frequently whenever events or circumstances suggest that its intangible assets may be impaired. As of March 31, 2010, the Company had recorded intangible assets in connection with its acquisition of Authorize.Net with a carrying value of approximately $98.0 million. The Company evaluates the intangible assets on an annual basis as of July 31 or when indicators of impairment may exist.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

To evaluate potential impairment, ASC 350 and ASC 360-10-35 require the Company to assess whether the estimated fair value of its goodwill and intangible assets are greater than their respective carrying value at the time of the test. Accordingly, there could be significant judgment in determining the fair values attributable to goodwill and intangible assets, including the determination of reporting units, estimating future cash flows, determining appropriate discount rates and other assumptions. The Company did not recognize any goodwill or intangible asset impairment charges during the three months ended March 31, 2010.

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

Recent Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2010-13, “Revenue Recognition (Topic 605)” (“ASU 2010-13”) which addresses arrangements with multiple-deliverable revenue arrangements under ASC Subtopic 605-25. It provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It (1) requires an entity to allocate revenue in an arrangement using estimated selling price of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price and (2) eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. The Company will apply ASU 2010-13 on a prospective basis for revenue arrangements entered into or materially modified beginning on or after January 1, 2011. Earlier application is permitted. The Company has not yet determined the effect on the Company’s consolidated financial statements, if any, upon the adoption of ASU 2010-13.

2. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$3,830	$1,010
Change in cumulative translation adjustment	(653)	(248)

Comprehensive income	$3,177	$762

3. FUNDS DUE TO MERCHANTS

As of March 31, 2010, the Company was holding funds in the amount of approximately $16.3 million due to merchants. The funds are included in cash and cash equivalents and funds due to merchants on the Company’s consolidated balance sheet. The Company typically holds certain funds related to certain electronic check transactions based on the contractual terms with the merchant, generally seven business days. The Company also holds certain funds related to certain credit card and automated clearing house transactions based on the contractual terms with the financial institution which processes the transactions, generally two to four business days. The Company’s agreements with its customers do not contain any terms or conditions that legally restrict the use of cash amounts classified on the balance sheet as funds due to merchants.

4. INTANGIBLE ASSETS, NET

The components of intangible assets, net as of March 31, 2010 are as follows (in thousands):

	Gross	Accumulated Amortization	Net
Partner contracts and related relationships	$86,100	$10,736	$75,364
Merchant contracts and related relationships	49,300	36,423	12,877
Existing technology	21,900	12,793	9,107
Trade name	3,900	3,900	—
Processor relationships	1,200	580	620

Total	$162,400	$64,432	$97,968

The amortization expense for the three months ended March 31, 2010 and 2009 was approximately $5.4 million and $6.6 million, respectively.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Estimated future amortization expense for the intangible assets recorded on the Company’s March 31, 2010 balance sheet is as follows (in thousands):

Amount
Remainder of 2010	$16,332
2011	18,743
2012	12,903
2013	10,038
2014	10,234
Thereafter	29,718

Total	$97,968

5. RESTRUCTURING CHARGES

As a result of the Company’s acquisition of Authorize.Net in November 2007, the Company acquired certain restructuring accruals related to certain facilities that Authorize.Net had exited. There were no restructuring charges for the three months ended March 31, 2010.

The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 2010 (in thousands):

	Balance at December 31, 2009	Adjustment to Restructuring Charge	Cash Payments	Balance at March 31, 2010
Facilities related charges	$2,082	—	(297)	$1,785

The Company has lease obligations related to its exited facilities which extend through the year 2012.

6. RESTRICTED CASH

As of March 31, 2010, the Company has an unsecured letter of credit in the amount of $1.0 million per the terms of the operating lease related to the Burlington, Massachusetts office facility it acquired through the acquisition of Authorize.Net. The Company also has approximately $1.0 million on deposit with the financial institution that issued the letter of credit to the Company. This amount is classified as restricted cash in the Company’s balance sheet.

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

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On July 19, 2002, an action entitled Brian E. Wilgus and Robert C. Varner, Jr. v. CyberSource Corp., Civil Action No. 02-L-995, was filed by plaintiffs on behalf of themselves and, purportedly, a class of all other similarly situated persons in the Circuit Court for the Third Judicial District, Madison County, IL. Plaintiffs became employees of CyberSource upon the closing of the acquisition by CyberSource of PaylinX Corporation (the “PaylinX Merger”). The plaintiffs’ employment with CyberSource were terminated in 2002 pursuant to a reduction in force. The action alleges that CyberSource breached contractual obligations by not providing the plaintiffs with the ability to exercise stock options on a timely basis upon closing of the PaylinX Merger. Plaintiffs seek unspecified damages and attorneys’ fees. On August 30, 2004, the court granted certification of the plaintiff class, excluding roughly 25 former employees and officers that signed lock-up agreements and/or releases. The members of the class have been notified of the action, and, to the best of the Company’s knowledge, two employees have opted out of the litigation. Discovery has completed but a trial date has not yet been set. On September 5, 2006, the Company filed a motion for summary judgment. On October 2, 2006, Plaintiffs filed an opposition to the Company’s motion for summary judgment. On October 13, 2006, the Company filed a response to the Plaintiff’s opposition. A hearing was held on December 7, 2006 on the motion for summary judgment. On January 22, 2008, the court granted the Company’s motion for summary judgment. On January 31, 2008, Plaintiff filed a notice of appeal. On June 9, 2008, Plaintiff filed its appeal brief. On August 19, 2008, the Company filed a response brief. On January 7, 2009, a hearing was held by the court. On August 27, 2009, the district appellate court issued a decision reversing the summary judgment granted by the trial court. On September 25, 2009, the Company filed a Petition for Leave with the Supreme Court of the State of Illinois. On November 4, 2009, Plaintiffs filed an answer to the Company’s petition. On November 25, 2009, the Supreme Court of the State of Illinois denied the Company’s petition for appeal and the case was returned to the trial court. By mutual agreement of the parties, a status conference that was scheduled for February 16, 2010 was continued. A new date has not yet been set. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

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

On April 1, 2009, John Pettitt, Murphy Labrador Corporation and Max GSD Trust filed suit in the Superior Court of California, Marin County, entitled John Pettitt, et al. v. CyberSource Corporation, et al., No. CIV 091005. The Company’s stock transfer agent, American Stock Transfer & Trust Company (“AS&T”), is also a named defendant. The Company was served with a First Amended Complaint on or around April 20, 2009. The complaint alleges, among other things, breach of contract, conversion, breach of fiduciary duty, and negligent infliction of emotional distress, arising from the transfer by AS&T of 100,000 shares of CyberSource common stock that were owned by Murphy Labrador Corporation to the State of California under California’s Unclaimed Property Law (“UPL”). Upon receipt of the shares from AS&T, and pursuant to the UPL, the State of California sold the shares at approximately $6.63 per share. The proceeds of the sale of the shares were recovered by Murphy Labrador Corporation, but plaintiffs are seeking re-issuance of the 100,000 shares or alternatively special damages of $877,000, unspecified consequential damages, interest, attorney’s fees, and punitive damages. On June 4, 2009, the Company filed a demurrer to dismiss the case. Prior to a scheduled hearing on the demurrer, plaintiffs filed a Second Amended Complaint on July 24, 2009. On August 17, 2009, the Company filed an answer to the Second Amended Complaint denying all allegations and asserting affirmative defenses. In March 2010, the parties entered into a settlement and release agreement for an amount that is not material to the Company’s financial condition, results of operations, or cash flows, and the case was dismissed with prejudice on April 16, 2010.

On April 29, 2010, an individual named Carol Ann Peters filed a putative class action lawsuit against the Company, the Company’s directors, and Visa Inc. (erroneously named as “Visa Company”) in the Superior Court of California, Santa Clara County, entitled Carol Ann Peters, et al v. William S. McKiernan, et al., No. 110CV170563, in connection with the proposed merger of the Company and Visa, Inc. (“Visa”). The complaint asserts claims of breach of fiduciary duty against the Company’s directors and aiding and abetting breaches of fiduciary duty against the Company and Visa. Plaintiff seeks declaratory and injunctive relief and attorneys’ fees. The Company has not yet been served with the complaint. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On May 4, 2010, the Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters filed a putative class action lawsuit against the Company, the Company’s directors, Visa and Market St. Corp. in the Chancery Court of the State of Delaware, entitled Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters v. CyberSource Corporation, Visa Inc., Market St. Corp., William S. McKiernan, Robert Donahue, John J. McDonnell Jr., Steven P. Novak, Richard Scudellari, Ken R. Thornton, and Carl F. Pascarella ,No. 5454, in connection with the proposed merger of the Company and Visa. The complaint asserts claims of breach of fiduciary duty against the Company’s directors and aiding and abetting breaches of fiduciary duty against the Company and Visa. Plaintiff seeks declaratory and injunctive relief and attorneys’ fees. The Company has not yet been served with the complaint. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

The Company is currently party to various legal proceedings and claims that arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, the Company does not believe that the outcome of any of these claims or any of the above mentioned legal matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

8. STOCK OPTIONS

Stock options to purchase the Company’s common stock are granted at prices equal to the fair market value on the grant date. Options generally vest monthly over a four-year period beginning from the grant date, and generally expire six to ten years from the grant date. Options granted to non-employee directors generally become vested nine to twelve months from the grant date. Nearly all outstanding stock options are non-qualified stock options.

A summary of the Company’s stock option activity during the three months ended March 31, 2010 is as follows:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual life	Aggregate intrinsic value
Outstanding as of December 31, 2009	8,427,307	$10.50
Granted	2,628,100	$18.84
Exercised	(319,673)	$8.11
Forfeited	(165,047)	$30.18

Outstanding as of March 31, 2010	10,570,687	$12.34	4.32	$60,378,476

Vested and expected to vest as of March 31, 2010	10,099,171	$12.15	4.27	$59,471,155
Exercisable as of March 31, 2010	5,359,365	$8.96	3.51	$47,574,109

During the three months ended March 31, 2010 and 2009, the total intrinsic value of stock options exercised was approximately $3.3 million and $0.9 million, respectively. As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $31.9 million, which is expected to be recognized over a weighted average period of approximately 3.08 years. During the three months ended March 31, 2010 and 2009, the total cash received from the exercise of stock options was approximately $2.6 million and $0.9 million, respectively.

For stock options granted during the three months ended March 31, 2010 and 2009, the Company determined the fair value at the grant date using the Black-Scholes option valuation model and the following weighted average assumptions which are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience:

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	1.61%	1.67%
Dividend yield	—	—
Volatility	0.57	0.58
Expected life (years)	3.59	3.58

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

The weighted average fair value of options granted was $8.05 and $5.34 per share for options granted during the three months ended March 31, 2010 and 2009, respectively.

9. COMMON STOCK REPURCHASE PROGRAM

The Company did not repurchase any of the Company’s outstanding common stock during the three months ended March 31, 2010 and 2009.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2010.

11. NET INCOME PER SHARE

The components of basic and diluted net income per share are as follows (in thousands, except per share data):

	For the three months ended March 31,
	2010	2009
Basic net income per share computation:
Net income	$3,830	$1,010

Weighted-average common shares outstanding	70,591	68,983

Basic net income per share attributable to common stockholders	$0.05	$0.01

Diluted net income per share computation:
Net income	$3,830	$1,010

Weighted-average common shares outstanding	70,591	68,983
Incremental shares attributable to the assumed exercise of outstanding options	2,807	1,922

Total diluted weighted average common shares	73,398	70,905

Diluted net income per share attributable to common stockholders	$0.05	$0.01

The computation of diluted net income per share excluded approximately 2.3 million and 4.1 million options to purchase shares of common stock for the three months ended March 31, 2010 and 2009, respectively, because the effect would have been antidilutive.

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

Income tax expense for the three months ended March 31, 2010 was $2.4 million, or 38% of pre-tax income, compared to $0.6 million, or 38% of pre-tax income for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact attributable to state income taxes offset, in part, by state tax credits. The effective tax rate for the three months ended March 31, 2009 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact attributable to stock-based compensation and state income taxes.

CYBERSOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As of March 31, 2010, the Company’s total gross unrecognized tax benefits did not materially change compared with the balance as of December 31, 2009. The Company has provided a liability of approximately $1.8 million representing unrecognized tax benefits relating to various federal, state, and foreign income tax matters which is classified as other non-current tax liabilities in the Company’s balance sheet. All of this amount would impact the Company’s effective tax rate, if recognized. Interest and penalties of $0.6 million are included in this balance.

13. FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Level 1 financial assets measured at fair value on a recurring basis consisted of cash accounts of approximately $81.6 million and money market funds (cash equivalents) of approximately $61.6 million as of March 31, 2010. The Company had no Level 2 or Level 3 financial assets measured at fair value on a recurring basis as of March 31, 2010. The Company had no unrealized gains or losses from investments as of March 31, 2010 and 2009.

14. SUBSEQUENT EVENTS

On April 20, 2010, Visa, the Company, and Market St. Corp., a newly-formed, wholly-owned subsidiary of Visa, entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Market St. Corp. (“Market St.”) will acquire the outstanding shares of and merge with and into the Company, the separate corporate existence of Market St. shall cease, and the Company shall be the successor or surviving corporation of the merger as a wholly owned subsidiary of Visa (the “Merger”).

On April 21, 2010, Visa and the Company issued a joint press release announcing that the parties had entered into a definitive agreement for Visa to purchase the Company at a price of $26 per share, or approximately $2 billion, to be paid with cash on hand.

This transaction is subject to customary closing conditions, including approval by the Company’s stockholders and required regulatory approvals. The transaction, which has been approved by the Visa and the Company’s boards of directors, does not require a Visa stockholder vote and is expected to close in the Company’s third quarter of 2010.

On April 29, 2010, an individual named Carol Ann Peters filed a putative class action lawsuit against the Company, the Company’s directors, and Visa (erroneously named as “Visa Company”) in the Superior Court of California, Santa Clara County, entitled Carol Ann Peters, et al v. William S. McKiernan, et al., No. 110CV170563, in connection with the proposed merger of the Company and Visa. The complaint asserts claims of breach of fiduciary duty against the Company’s directors and aiding and abetting breaches of fiduciary duty against the Company and Visa. Plaintiff seeks declaratory and injunctive relief and attorneys’ fees. The Company has not yet been served with the complaint. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

On May 4, 2010, the Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters filed a putative class action lawsuit against the Company, the Company’s directors, Visa and Market St. Corp. in the Chancery Court of the State of Delaware, entitled Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters v. CyberSource Corporation, Visa Inc., Market St. Corp., William S. McKiernan, Robert Donahue, John J. McDonnell Jr., Steven P. Novak, Richard Scudellari, Ken R. Thornton, and Carl F. Pascarella ,No. 5454, in connection with the proposed merger of the Company and Visa. The complaint asserts claims of breach of fiduciary duty against the Company’s directors and aiding and abetting breaches of fiduciary duty against the Company and Visa. Plaintiff seeks declaratory and injunctive relief and attorneys’ fees. The Company has not yet been served with the complaint. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Regarding Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) adopted pursuant to the Private Securities Litigation Reform Act of 1995. Statements that are not purely historical may be forward-looking, including statements regarding our expectations, objectives, anticipations, estimations, intentions, plans, hopes, beliefs or strategies regarding the future. Such forward-looking statements include, but are not limited to statements regarding dividend payments, changes in revenue and expense levels, sufficiency of cash resources and liquidity, realization of goodwill, impact of acquisitions, valuation determinations, the effect of competition, growth levels, fraud-prevention in connection with our services and platform, intellectual property protection, legal proceedings, and regulatory impact. Such forward looking statements include, but are not limited to our expectations:

•	that analysis and design early in the project lifecycle reduces the number and costs of defects that may be found in later stages;

•	regarding the effectiveness of our systems and procedures to detect and prevent consumer and merchant fraud;

•	regarding our ability to prevent security breaches and maintain confidential data;

•	that we will be able to prevent system disruptions and accommodate increases in volume demand;

•	regarding the continuity of our bank sponsor relationship;

•	strength and growth of our small business and gateway offerings as well as our channel partners;

•	about the impact of our lawsuit with ReD and other litigation matters;

•	about the prospect of international expansion representing a major opportunity for us to grow our business over the long term;

•	regarding whether investments in channel relationships will attract new resellers and partners as well as strengthen our existing relationships;

•	that the number of new merchants signed illustrate a return on our investment in tools and training;

•	regarding the level of expenses and revenue growth for the remainder of 2010;

•	that our cash and cash equivalents balance as of March 31, 2010 will be sufficient to meet our working capital and capital requirements for at least the next twelve months;

•

the announcement and the pendency of the Merger could cause disruptions in our business, including affecting our relationship with customers, vendors and employees, which could have an adverse effect on our business, financial results and operations;

•

about the potential adverse effect on our business and operations because of certain covenants we agreed to in the Merger Agreement, including the requirement that we pay Visa a termination fee of $65 million upon the occurrence of certain events, changes or circumstances that could give rise to the termination of the Merger Agreement; and

•	regarding our ability to meet our expectations regarding the timing and completion of the Merger.

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

You should read the following in conjunction with the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010 (SEC File No. 000-26477).

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

Key operating metrics that members of our senior management regularly review to evaluate our financial results include customer-base size, transaction volume, new customer sign-ups, and authorization dollars processed. As of March 31, 2010, approximately 305,000 businesses used our solutions, an increase of approximately 9,700 customers since December 31, 2009. For the three months ended March 31, 2010, we processed approximately 738 million transactions. The dollar value of all credit card authorization requests we processed during the three months ended March 31, 2010 was approximately $38.7 billion. The dollar value of all credit card authorization requests we processed as the merchant acquirer during the three months ended March 31, 2010 was approximately $1.1 billion. As the dollar value of credit card authorization requests we process as the merchant acquirer increases, we expect our global acquiring fees to increase and our gross margins to possibly decrease; and, as the dollar value of credit card authorization requests we process as the merchant acquirer decreases, we expect our global acquiring fees to decrease.

We expect to continue our growth trend of expanding our international capabilities, enhancing our risk and security management offerings, and increasing the number of our resellers and partner channels. International expansion represents an important opportunity for us to grow our business footprint. In Europe, we recently signed an agreement with a member bank to enable our acquiring offerings in certain countries in Europe, and also separately announced plans in February 2010 to invest more than $2 million into our existing development center in Northern Ireland. In Asia, we opened a sales office in Singapore in May 2009. We continue to enhance our fraud solutions with new features such as device fingerprinting and advanced levels of automation to increase the efficiency of order review and reduce fraud. Our channel partner program consisting of approximately 4,800 active resellers and affiliate partners have become an increasingly important part of our sales strategy. We believe that investing in these channel relationships will attract new resellers and partners as well as strengthen our existing relationships. We signed approximately 900 new resellers and affiliate partners during the three months ended March 31, 2010.

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

On April 20, 2010, Visa, the Company, and Market St., a newly-formed, wholly-owned subsidiary of Visa, entered into the Merger Agreement, pursuant to which Market St. will acquire the outstanding shares of and merge with and into the Company, the separate corporate existence of Market St. shall cease, and the Company shall be the successor or surviving corporation of the Merger as a wholly-owned subsidiary of Visa.

On April 21, 2010, Visa and the Company issued a joint press release announcing that the parties had entered into a definitive agreement for Visa to purchase the Company at a price of $26 per share, or approximately $2 billion, to be paid with cash on hand.

This transaction is subject to customary closing conditions, including approval by the Company’s stockholders and required regulatory approvals. The transaction, which has been approved by the Visa and the Company’s boards of directors, does not require a Visa stockholder vote and is expected to close in our third quarter of 2010.

CRITICAL ACCOUNTING POLICIES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. A full discussion of the following accounting policies is included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer you to that discussion. There were no material changes in the application of critical accounting policies during the three months ended March 31, 2010.

•	Revenue Recognition

•	Accounts Receivable

•	Reserve for Merchant Losses

•	Legal Contingencies

•	Accounting for Income Taxes

•	Stock-based Compensation

•	Long-Lived Assets

RESULTS OF OPERATIONS

The following table sets forth certain items in our condensed consolidated statements of operations expressed as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	48.0	46.3

Gross profit	52.0	53.7
Operating expenses:
Product development	10.1	10.7
Sales and marketing	23.9	29.0
General and administrative	10.0	11.5

Total operating expenses	44.0	51.2

Income from operations	8.0	2.5
Interest and other income (loss), net	0.1	0.2

Income before income taxes	8.1	2.7
Income tax provision	3.1	1.0

Net income	5.0%	1.7%

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues. Revenues were $76.6 million for the three months ended March 31, 2010, as compared to $60.5 million for the three months ended March 31, 2009, an increase of approximately $16.1 million or 27%. The increase in revenues was primarily from new customers as well as an increase in total transactions processed. Revenues from new customers that entered into contracts during the twelve months ended March 31, 2010 represented approximately 15% of total revenues for the three months ended March 31, 2010; while revenues from existing customers represented approximately 85% of total revenues for the three months ended March 31, 2010. Revenues from new customers that entered into contracts during the twelve months ended March 31, 2009 represented approximately 16% of total revenues for the three months ended March 31, 2009; while revenues from existing customers represented approximately 84% of total revenues for the three months ended March 31, 2009. We added approximately 31,700 gross and 9,700 net new customers during the three months ended March 31, 2010, as compared to approximately 31,500 gross and 9,000 net new customers during the three months ended March 31, 2009.

We processed approximately 738 million transactions during the three months ended March 31, 2010, as compared to approximately 553 million transactions processed during the three months ended March 31, 2009, an increase of approximately 34%. The dollar value of all credit card authorization requests we processed in the three months ended March 31, 2010 was approximately $38.7 billion, as compared to approximately $27.7 billion for the three months ended March 31, 2009, an increase of approximately 40%.

Global acquiring revenues were approximately $25.3 million, or 33% of total revenues for the three months ended March 31, 2010, as compared to approximately $19.0 million, or 31% of total revenues for the three months ended March 31, 2009. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for global acquiring and gateway services. We had approximately 7,400 global acquiring customers as of March 31, 2010 as we added approximately 1,200 new acquiring customers during the three months ended March 31, 2010. We had approximately 5,500 global acquiring customers as of March 31, 2009 as we added approximately 1,100 new acquiring customers during the three months ended March 31, 2009. The dollar value of all credit card authorization requests we processed as the merchant acquirer in the three months ended March 31, 2010 was approximately $1.1 billion, as compared to approximately $680 million for the three months ended March 31, 2009, an increase of approximately 59%.

Revenues from our European operations were $6.2 million and $3.8 million during the three months ended March 31, 2010 and 2009, respectively, and accounted for approximately 8% and 6% of our revenues for the three months ended March 31, 2010 and 2009, respectively. Revenues from our European operations consist primarily of commerce transaction fees as we currently are unable to offer acquiring services in Europe. Transactions processed by our European operations were approximately 210 million transactions, or 28% of total transactions processed, for the three months ended March 31, 2010 as compared to approximately 137 million transactions, or 25% of total transactions processed, for the three months ended March 31, 2009, an increase of approximately 53%.

Cost of Revenues. Cost of revenues consist primarily of costs incurred in the delivery of commerce transaction services, including personnel costs in our operations and customer support functions, processing and interchange fees paid relating to our global acquiring services, other third-party fees, depreciation of capital equipment used in our network infrastructure and costs related to the hosting of our servers at third-party hosting centers in the United States and the United Kingdom. Cost of revenues was $36.7 million or 48% of revenues for the three months ended March 31, 2010, as compared to $28.0 million or 46% of revenues for the three months ended March 31, 2009. The increase is primarily due to an increase in fees paid relating to our global acquiring services of approximately $5.5 million, an increase in headcount and related compensation expense of approximately $0.8 million, an increase in depreciation expense of approximately $0.7 million, and an increase in other third-party fees of approximately $0.6 million.

Product Development. Product development expenses consist primarily of compensation and related costs of employees engaged in the research, design and development of new services, and to a lesser extent, facility costs and related overhead. Product development expenses were $7.7 million for the three months ended March 31, 2010, as compared to $6.5 million for the three months ended March 31, 2009, an increase of approximately $1.3 million or 20%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $0.7 million, an increase in depreciation expense of approximately $0.2 million and an increase in software maintenance fees of approximately $0.2 million. As a percentage of revenues, product development expenses were 10.1% for the three months ended March 31, 2010, as compared to 10.7% for the three months ended March 31, 2009. The slight decrease is primarily due to the increase in revenues, offset to a certain extent, by the increase in headcount to support existing and new development projects during the three months ended March 31, 2010. We expect product development expenses in the three months ended June 30, 2010 to moderately increase in absolute dollars and as a percentage of revenues, as compared to the three months ended March 31, 2010 as we continue to increase headcount to support existing and additional development projects.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation of sales and marketing personnel, commissions paid to outside sales agents, market research and advertising costs, and, to a lesser extent, facility costs and related overhead. Sales and marketing expenses were $18.4 million for the three months ended March 31, 2010, as compared to $17.6 million for the three months ended March 31, 2009, an increase of approximately $0.8 million or 5%. The increase is primarily due to an increase in commissions paid to outside sales agents of approximately $0.6 million and an increase in headcount and related compensation expense of approximately $0.8 million, offset by a decrease of approximately $0.9 million in intangible asset amortization expense related to the Authorize.Net trade name, partner contracts and related relationships as well as merchant contracts and related relationships. As a percentage of revenues, sales and marketing expenses decreased to 23.9% for the three months ended March 31, 2010, as compared to the 29.0% for the three months ended March 31, 2009. The decrease is primarily due to the increase in revenues for the three months ended March 31, 2010, offset to a certain extent, by an increase in commissions paid to outside sales agents and headcount and related compensation expense. We expect sales and marketing expenses in the three months ended June 30, 2010 to moderately increase in absolute dollars as compared to the three months ended March 31, 2010. As a percentage of revenues, we expect sales and marketing expenses in the three months ended June 30, 2010 to be relatively consistent with the three months ended March 31, 2010 due primarily to expected revenue growth.

General and Administrative. General and administrative expenses consist primarily of compensation for executive and administrative personnel, fees for outside professional services and, to a lesser extent, facility costs and related overhead. General and administrative expenses were $7.6 million for the three months ended March 31, 2010, as compared to $7.0 million for the three months ended March 31, 2009, an increase of approximately $0.6 million or 9%. The increase is primarily due to an increase in headcount and related compensation expense of approximately $0.9 million, an increase in bad debt expense of approximately $0.4 million and a legal settlement expense of approximately $0.3 million, offset to a certain extent, by the fact that we recorded restructuring charges of approximately $0.9 million related to our excess office space in Burlington, Massachusetts and American Fork, Utah during the three months ended March 31, 2009. As a percentage of revenues, general and administrative expenses were 10.0% for the three months ended March 31, 2010, as compared to the 11.5% for the three months ended March 31, 2009. The decrease is primarily due to the increase in revenues for the three months ended March 31, 2010, offset to a certain extent, by an increase in headcount and related compensation expense, an increase in bad debt expense and a legal settlement expense. We expect that general and administrative expenses in the three months ended June 30, 2010 to increase in absolute dollars and as a percentage of revenues as compared to the three months ended March 31, 2010 due primarily to expenses to be incurred in relation to the Merger Agreement with Visa announced in April 2010.

Other Income (loss), net. Other income (loss), net consists primarily of joint venture income from CyberSource K.K. and other miscellaneous gains and losses. Other income, net was approximately $73,000 for the three months ended March 31, 2010, as compared to a net loss of approximately $18,000 for the three months ended March 31, 2009. Other income, net for the three months ended March 31, 2010 consisted of approximately $0.1 million of joint venture income from CyberSource K.K, offset by approximately $33,000 of loss due to foreign currency fluctuations.

Interest Income. Interest income which consists of interest earnings on cash and cash equivalents was approximately $20,000 for the three months ended March 31, 2010 as compared to $0.1 million for the three months ended March 31, 2009. The decrease is due to lower interest rates. We expect interest income in the three months ended June 30, 2010 to be relatively consistent with the three months ended March 31, 2010.

Income Tax Provision. Income tax expense, including discrete items, for the three months ended March 31, 2010 was approximately $2.4 million on pre-tax income of $6.2 million, as compared to $0.6 million on pre-tax income of $1.6 million for the three months ended March 31, 2009. The increase is primarily due to higher pre-tax income for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of state income taxes offset, in part, by tax credits. The effective tax rate for the first quarter of 2009 differs from the U.S. federal statutory rate of 35% primarily due to the unfavorable impact of stock-based compensation and state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $143.2 million as of March 31, 2010 compared to $128.0 million as of December 31, 2009, an increase of approximately $15.2 million. The increase is primarily due to cash provided by operating activities of approximately $15.3 million, which is net of bonuses paid under the company-wide bonus plan of approximately $4.0 million, and proceeds from the issuance of the Company’s common stock resulting from stock option exercises of approximately $2.6 million, offset by capital expenditures of approximately $2.2 million.

We believe that our cash and cash equivalents, which consist of only money market funds, as of March 31, 2010 will be sufficient to meet our working capital and capital requirements for at least the next twelve months. Our future capital requirements will depend on many factors including the level of investment we make in new businesses, new products or new technologies. We currently have no agreements or understandings with respect to any future investments or acquisitions. To the extent that our existing cash resources and future earnings are insufficient to fund our future activities, we may need to obtain additional equity or debt financing. Additional funds may not be available or, if available, we may not be able to obtain them on favorable terms.

The following is a table summarizing our significant commitments as of March 31, 2010, consisting of future minimum lease payments under all non-cancelable operating leases and purchase obligations (in thousands):

Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years
Operating leases	$11,821	$5,514	$6,295	$12
Purchase obligations	1,404	702	702	—

Total commitments	$13,225	$6,216	$6,997	$12

We have excluded tax contingencies totaling approximately $1.8 million from the table above as there is a high degree of uncertainty regarding the timing of future cash outflows and, as a result, we are not able to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2010-13, “Revenue Recognition (Topic 605)” (“ASU 2010-13”) which addresses arrangements with multiple-deliverable revenue arrangements under ASC Subtopic 605-25. It provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. It (1) requires an entity to allocate revenue in an arrangement using estimated selling price of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price and (2) eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method. We will apply ASU 2010-13 on a prospective basis for revenue arrangements entered into or materially modified beginning on or after January 1, 2011. Earlier application is permitted. We have not yet determined the effect on our consolidated financial statements, if any, upon the adoption of ASU 2010-13.

Factors That May Affect Future Results

A description of the risk factors associated with our business is included under “Risk Factors” in Item 1A of Part II of this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services to customers primarily in the United States and, to a lesser extent, in Europe and elsewhere throughout the world. As a result, we are exposed to foreign currency risk. The majority of sales are currently made in U.S. dollars or Pounds Sterling. A strengthening of the dollar or the pound sterling could make our products less competitive in foreign markets. We also have non-functional currency cash balances that are exposed to foreign currency risk. Currently, we do not have any arrangements to hedge against the effects of currency fluctuations. For the three months ended March 31, 2010, we incurred approximately $33,000 of loss due to foreign currency fluctuations.

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

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ending March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For legal proceedings, see Note 7 – Legal Matters in the Notes to the Condensed Consolidated Financial Statements appearing in Item 1, Part I to this Quarterly Report, which is incorporated by reference into this Item 1, Part II.

ITEM 1A.	RISK FACTORS

Set forth below are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. There have been no material changes to the Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, with the exception of certain risk factors related to the announcement and pendency of the Merger Agreement. In addition, some risk factors below update the relevant date cited although the risk remains materially unchanged. As a matter of practice, however, we choose to fully restate the Risk Factors in our Quarterly Reports on Form 10-Q. The occurrence of any of the developments or risks identified below may make the occurrence of one or more of the other risk factors below more likely to occur.

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

We have established systems and procedures designed to detect and reduce the impact of consumer fraud and merchant fraud, but we cannot assure you that these measures are or will be effective. To date, we have not incurred any significant losses relating to chargebacks resulting from consumer fraud or merchant fraud. During the three months ended March 31, 2010, our global acquiring revenue represented approximately 33.0% of our total revenue. Our global acquiring revenue may also include fees generated for gateway services as it is becoming more common to charge the customer a bundled price for transaction services provided. To the extent our global acquiring revenue grows, our potential liability for such chargebacks or merchant fraud increases.

Our revenue and customer relationships could be impacted if we were to lose bank sponsorship.

The credit card associations require a bank sponsor that ultimately assumes chargeback or merchant fraud losses if we were financially unable to assume such losses. We regularly evaluate bank sponsorship and other relationships with financial institutions. Harris Bank, N.A. currently is our bank sponsor in the United States. Our agreement with Harris Bank renews automatically in March of each year and requires at least 180 days written notice prior to the expiration of any annual term if either party wishes to exercise its right not to renew the agreement. As of the date of this report, we have not received any notice of non-renewal from Harris Bank, N.A. Accordingly, this agreement was renewed automatically in March 2010 and will remain in effect through March 2011, unless: (1) the parties mutually agree to terminate the agreement prior to any such expiration; (2) either party exercises its right to terminate the agreement prior to any such expiration based on a material breach by the other party as set forth in the agreement; or, (3) Harris Bank decides to terminate the agreement as a result of us being acquired by an unaffiliated third party or Harris Bank decides to terminate the agreement as a result of us transferring or assigning more than twenty percent (20%) of the merchants agreements operating under our relationship with Harris Bank. Outside the United States, we recently signed an agreement with a member bank in Europe to enable our acquiring offerings in certain countries in Europe. If a bank sponsor were to terminate our agreement, and we are not able to obtain another bank sponsor in a timely manner, we would be unable to provide global acquiring services, either whole or in part, which could impact our future revenue and customer relationships.

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

Our future growth will depend in part on the success of our relationships with existing and future sales alliances that market our products and services to their merchant accounts. If these relationships are not successful or do not develop as quickly as we anticipate, our revenue growth may be adversely affected. For example, most of the new customer signups for our Authorize.Net solution come from resellers. To some degree, we compete with these resellers and conflicts may arise between the reseller and our direct sales force. While we believe we have been able to minimize any such conflict, we cannot assure you that conflicts will not increase. Accordingly, we may have to increase our sales and marketing expenses in an attempt to secure additional merchant accounts.

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

Products and services provided to merchants outside the United States accounted for 8.1% and 6.3% of our revenues in the three months ended March 31, 2010 and 2009, respectively. In March 2000, we entered into a joint venture agreement with Japanese partners Marubeni Corporation and Trans-Cosmos, Inc. and established CyberSource K.K. to provide commerce transaction services to the Japanese market. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including:

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

The market for our products and services is intensely competitive and subject to rapid technological change. We expect competition to intensify in the future. We face competition from merchant acquirers, independent sales organizations, and payment processors such as Chase Paymentech, First Data Corporation, and Royal Bank of Scotland. We also face competition from transaction service providers such as PayPal and Retail Decisions as well as eCommerce providers such as Bertelsmann Financial Services, Digital River, and GSI Commerce Inc. Further, other companies, including financial services and credit card companies may enter the market and provide competing services.

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

Anti-takeover provisions of Delaware law and our Certificate of Incorporation may make a change in control more difficult to finalize, even if a change in control would be beneficial to the stockholders. These provisions may allow our Board of Directors to prevent changes in our management and controlling interests. Under Delaware law, our Board of Directors may adopt additional anti-takeover measures in the future. One anti-takeover provision that we have is the ability of our Board of Directors to determine the terms of preferred stock and issue preferred stock without the approval of the holders of the common stock. Our Certificate of Incorporation allows the issuance of up to 5,610,969 shares of preferred stock. As of March 31, 2010, there are no shares of preferred stock outstanding. However, because the rights and preferences of any series of preferred stock may be set by our Board of Directors in its sole discretion without approval of the holders of the common stock, the rights and preferences of this preferred stock may be superior to those of the common stock. Accordingly, the rights of the holders of common stock may be adversely affected.

If Visa’s acquisition of us does not close, the price of our common stock and our business may be adversely affected.

On April 21, 2010, we and Visa announced entry into a definitive agreement for Visa to acquire all of our outstanding common stock for $26 per share. On April 22, 2010, the trading volume of our common stock exceeded 80 million and the price of our stock rose to nearly $26 per share. If the Merger does not close, the price of our common stock may drop significantly. Furthermore, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee to Visa of up to approximately $65 million. Finally, if the Merger does not close, there may be an adverse impact to our business, ability to retain employees, ability to acquire new customers, and ability to retain existing customers. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description

2.1(1)	Agreement and Plan of Reorganization, dated June 17, 2007, by and among CyberSource Corporation, Authorize.Net Holdings, Inc., Congress Acquisition-Sub, Inc. and Congress Acquisition Sub 1, LLC

3.1(2)	Second Amended and Restated Certificate of Incorporation of CyberSource Corporation

3.2(3)	CyberSource Corporation’s Bylaws, as amended

10.1(4)	2010 Senior Management Bonus Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on June 19, 2007.
(2)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Annual Report on Form 10-K filed on March 11, 2008.
(3)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Quarterly Report on Form 10-Q filed on May 8, 2009.
(4)	Incorporated by reference to the same numbered exhibit previously filed with the Company’s Current Report on Form 8-K filed on March 9, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERSOURCE CORPORATION
(Registrant)

Date: May 7, 2010	By:	/s/ STEVEN D. PELLIZZER
Steven D. Pellizzer
Senior Vice President of Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)